Form 10-Q
period 1996-03-31
LOEWEN GROUP INC
filed 1996-05-15
CIK 845577

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 0-18429
                             ---------------------

                             THE LOEWEN GROUP INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

           BRITISH COLUMBIA, CANADA                             98-0121376
       (State or other jurisdiction of                       I.R.S. Employer
        incorporation or organization)                     Identification No.)

                              4126 NORLAND AVENUE
                       BURNABY, BRITISH COLUMBIA V5G 3S8
              (Address of principal executive offices) (zip code)

                                  604-299-9321
              (Registrant's telephone number, including area code)

                                      N/A
         (Former name or former address, if changed since last report)

     Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                             ---------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check x whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /
                             ---------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of outstanding Common shares as of May 3, 1996 was 58,761,765.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                                          PAGE
                                                                                          -----
PART I.    FINANCIAL INFORMATION
           Item 1. Financial Statements:
           Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.......      3
           Consolidated Statements of Operations and Retained Earnings
           for the Three Months Ended March 31, 1996 and 1995...........................      4
           Consolidated Statements of Changes in Financial Position
           for the Three Months Ended March 31, 1996 and 1995...........................      5
           Notes to Interim Consolidated Financial Statements...........................      6
           Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................     13
PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings....................................................     18
           Item 5. Other Information....................................................     21
           Item 6. Exhibits and Reports on Form 8-K.....................................     22
SIGNATURES..............................................................................     26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                     DECEMBER 31,
                                                                                         1995
                                                                      MARCH 31,      ------------
                                                                        1996
                                                                     -----------
                                                                     (UNAUDITED)
                                             ASSETS
Current assets
  Cash and term deposits...........................................  $    32,608      $   39,454
  Receivables, net of allowances...................................      132,952         115,953
  Inventories......................................................       28,627          27,489
  Prepaid expenses.................................................       11,437           8,185
                                                                      ----------      ----------
                                                                         205,624         191,081
Prearranged funeral services.......................................      260,328         245,854
Long-term receivables, net of allowances...........................      179,745         167,367
Investments........................................................       83,004          86,815
Insurance invested assets..........................................      283,945          97,024
Cemetery property, at cost.........................................      429,334         369,022
Property and equipment.............................................      605,244         551,965
Names and reputations..............................................      509,533         424,944
Deferred income taxes..............................................       62,069          61,959
Other assets.......................................................       86,834          66,949
                                                                      ----------      ----------
                                                                     $ 2,705,660      $2,262,980
                                                                      ==========      ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness.............................................  $        --      $   38,546
  Accrued settlements..............................................           --          53,000
  Accounts payable and accrued liabilities.........................       80,588          80,058
  Long-term debt, current portion..................................       97,025          69,671
                                                                      ----------      ----------
                                                                         177,613         241,275
Long-term debt.....................................................      912,067         864,838
Other liabilities..................................................      145,848         136,433
Insurance policy liabilities.......................................      211,008          84,898
Deferred prearranged funeral services revenue......................      260,328         245,854
Preferred securities of subsidiary.................................       75,000          75,000
Shareholders' equity
  Share capital....................................................      769,008         490,055
  Share capital issuable under legal settlements...................           --          72,000
  Preferred shares.................................................       87,882              --
  Retained earnings................................................       51,163          36,439
  Foreign exchange adjustment......................................       15,743          16,188
                                                                      ----------      ----------
                                                                         923,796         614,682
                                                                      ----------      ----------
                                                                     $ 2,705,660      $2,262,980
                                                                      ==========      ==========
Contingencies (Note 5)

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (UNAUDITED)
Revenue
  Funeral..............................................................  $133,259     $106,892
  Cemetery.............................................................    53,324       23,167
  Insurance............................................................     6,501           --
                                                                         --------     --------
                                                                          193,084      130,059
Costs and expenses
  Funeral..............................................................    77,224       59,777
  Cemetery.............................................................    36,942       16,660
  Insurance............................................................     5,375           --
                                                                         --------     --------
                                                                          119,541       76,437
                                                                         --------     --------
                                                                           73,543       53,622
Expenses
  General and administrative...........................................    16,680       10,506
  Depreciation and amortization........................................    11,642        8,396
                                                                         --------     --------
                                                                           28,322       18,902
                                                                         --------     --------
Earnings from operations...............................................    45,221       34,720
Interest on long-term debt.............................................    18,488       11,361
                                                                         --------     --------
Earnings before dividends on preferred securities of subsidiary and
  income taxes.........................................................    26,733       23,359
Dividends on preferred securities of subsidiary........................     1,772        1,772
                                                                         --------     --------
Earnings before income taxes...........................................    24,961       21,587
Income taxes
  Current..............................................................     2,168        7,190
  Deferred.............................................................     5,570          340
                                                                         --------     --------
                                                                            7,738        7,530
                                                                         --------     --------
Net earnings for the period............................................  $ 17,223     $ 14,057
Retained earnings, beginning of period.................................    36,439      115,492
Common share dividends.................................................    (2,499)          --
                                                                         --------     --------
Retained earnings, end of period.......................................  $ 51,163     $129,549
                                                                         ========     ========
Basic earnings per share...............................................  $   0.30     $   0.34
Fully diluted earnings per share.......................................  $   0.30     $   0.34
Dividends per Common share.............................................  $   0.05     $     --

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
                                                                             (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings.......................................................  $  17,223     $  14,057
  Items not affecting cash
     Depreciation and amortization...................................     11,642         8,396
     Deferred income taxes...........................................      5,570           340
     Other...........................................................      4,709         1,978
  Share capital and debt issuable under legal settlements............   (112,000)           --
  Net changes in other non-cash balances.............................    (83,992)       (8,825)
                                                                       ---------     ---------
                                                                        (156,848)       15,946
                                                                       ---------     ---------
Investments
  Business acquisitions..............................................   (264,769)     (148,572)
  Construction of new facilities.....................................     (2,142)       (2,284)
  Investments, net...................................................      3,965        (7,557)
  Purchase of property and equipment.................................     (4,080)       (3,696)
  Proceeds on disposition of assets..................................        331         1,566
  Other..............................................................     (3,241)       (7,191)
                                                                       ---------     ---------
                                                                        (269,936)     (167,734)
                                                                       ---------     ---------
Financing
  Issue of share capital, before income tax recovery.................    275,085         2,526
  Issue of preferred shares, before income tax recovery..............     84,842            --
  Increase in long-term debt.........................................    131,553       156,285
  Reduction in long-term debt........................................    (21,551)       (2,010)
  Common share dividend..............................................     (2,499)           --
  Current note payable...............................................    (38,546)           --
  Other..............................................................     (8,209)          525
                                                                       ---------     ---------
                                                                         420,675       157,326
                                                                       ---------     ---------
Increase in cash and cash equivalents during the period..............     (6,109)        5,538
Effect of foreign exchange adjustment................................       (737)           74
Cash and cash equivalents, beginning of period.......................     39,454        11,649
                                                                       ---------     ---------
Cash and cash equivalents, end of period.............................  $  32,608     $  17,261
                                                                       =========     =========
Cash and cash equivalents include
  Cash and term deposits.............................................  $  32,608     $  22,161
  Bank indebtedness, included in current indebtedness................         --        (4,900)
                                                                       ---------     ---------
                                                                       $  32,608     $  17,261
                                                                       =========     =========

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 1. BASIS OF PRESENTATION

     The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada.

     The interim consolidated financial statements (unaudited) include the accounts of all subsidiary entities and reflect all adjustments of a normal recurring nature, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

NOTE 2. ACQUISITIONS

     During the three months ended March 31, 1996, the Company acquired 52 funeral homes, 29 cemeteries and two insurance companies in the United States, and one funeral home and one cemetery in Canada, for a total consideration of $264,769,000. Included in these acquisitions is the purchase of 15 funeral homes, two cemeteries and two insurance companies from SI Acquisition Associaties L.P. ("SI"), of Donaldsonville, Louisiana, for approximately $144,000,000.

     During the three months ended March 31, 1995, the Company acquired 43 funeral homes and 32 cemeteries in the United States, six funeral homes and two cemeteries in Canada.

     All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the consolidated balance sheet is as follows:

                                                                        1996        1995
                                                                      ---------   --------
    Current assets..................................................  $  12,934   $  5,411
    Prearranged funeral services....................................     11,432     12,956
    Long-term receivables, net of allowances........................      6,620     28,368
    Investments.....................................................         --     10,485
    Insurance invested assets.......................................    185,971         --
    Cemetery property, at cost......................................     60,859    102,045
    Property and equipment..........................................     54,014     27,956
    Names and reputations...........................................     88,117     16,672
    Other assets....................................................        276         --
                                                                      ---------   --------
                                                                        420,223    203,893
    Current liabilities.............................................     (4,329)    (4,255)
    Long-term debt..................................................     (4,367)    (6,283)
    Other liabilities...............................................     (9,612)   (27,128)
    Insurance policy liabilities....................................   (125,207)        --
    Deferred income taxes...........................................       (507)    (4,699)
    Deferred prearranged funeral services revenue...................    (11,432)   (12,956)
                                                                      ---------   --------
                                                                      $ 264,769   $148,572
                                                                      ---------   --------
    Consideration
      Cash and debt                                                   $ 256,003   $148,572
      Share capital                                                       8,766         --
                                                                      ---------   --------
                                                                      $ 264,769   $148,572
                                                                      ---------   --------

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

     Insurance invested assets consist primarily of fixed maturities including collateralized mortgage obligations of approximately $111,700,000 and mortgage-backed securities of approximately $9,200,000 as part of the life insurance portfolio of SI.

     The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended March 31, 1996 as if all such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Revenues.......................................................  $216,860     $161,450
    Net earnings...................................................  $ 15,908     $ 13,639
    Basic earnings per share.......................................  $   0.27     $   0.29
    Fully diluted earnings per share...............................  $   0.27     $   0.29

NOTE 3. PREFERRED SECURITIES OF SUBSIDIARY

     On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A (MIPS) were issued by Loewen Group Capital, L.P. (LGC) in a public offering for an aggregate amount of U.S. $75,000,000. LGC is a limited partnership and Loewen Group International, Inc. (LGII) as its general partner manages its business and affairs. LGII serves as the holding company for United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars.

     Summarized financial data for LGII are presented as follows:

                                                                  THREE MONTHS ENDED MARCH
                                                                             31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Income statement information
      Total revenue.............................................    $176,057       $115,453
      Gross profit..............................................      66,585         47,017
      Earnings from operations..................................      41,355         31,403
      Net earnings..............................................       5,465          7,742

                                                                 MARCH 31,      DECEMBER 31,
                                                                    1996            1995
                                                                 ----------     ------------
    Balance sheet information
      Current assets...........................................  $  193,397      $  184,289
      Non-current assets.......................................   2,198,025       1,776,425
                                                                 ----------      ----------
         Total assets..........................................   2,391,422       1,960,714
      Current liabilities......................................     130,920         221,555
      Non-current liabilities..................................   2,038,047       1,696,709
                                                                 ----------      ----------
         Total liabilities.....................................  $2,168,967      $1,918,264
      Shareholders' equity.....................................     222,455          42,450

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. FINANCING

     In March 1996, LGII consummated a private placement of 1996 Notes in the United States for gross proceeds of $350,000,000. Concurrently with the 1996 Notes offering, TLGI completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common shares for aggregate gross proceeds of approximately $275,000,000 Canadian (U.S.$201,000,000).

     In conjunction with the placement of the 1996 Notes, the Company closed out an anticipatory hedge resulting in a gain of $2,821,000 which will be amortized as a reduction of interest expense over the life of the 1996 Notes.

     In January 1996, TLGI completed a public offering in Canada and a simultaneous private placement in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts for gross proceeds of $220,000,000 Canadian (U.S.$161,000,000). The gross proceeds were deposited with an escrow agent. The net proceeds will be released to the Company from time to time by issuing and depositing with the escrow agent an equal dollar amount of Series C Preferred Shares. As of May 3, 1996, approximately $199,000,000 Canadian (U.S.$146,000,000) had been released from escrow, leaving $21,000,000 Canadian (U.S.$15,000,000) in escrow.

NOTE 5. LEGAL PROCEEDINGS

  Gulf National Settlement

     In November 1995, a jury in the Circuit Court of the First Judicial District of Hinds County, Mississippi, awarded J.J. O'Keefe, Sr. Gulf National Insurance Company and certain affiliates (collectively, "Gulf National") $100,000,000 in compensatory damages and $400,000,000 in punitive damages (the "Gulf National award") in a lawsuit against the Company, LGII and two indirect subsidiaries (the "Company Defendants") in which Gulf National claimed breach of contract and related torts in connection with its allegations that the Company failed to consummate certain business transactions. The Company Defendants appealed the Gulf National award. On January 24, 1996, the Mississippi Supreme Court ruled that in order to stay execution of the Gulf National award pending the appeal thereof, the Company Defendants would be required to post a supersedeas bond with the Circuit Court in an amount equal to 125% of the judgment, or $625,000,000.

     On February 1, 1996, the Company Defendants and Gulf National executed a settlement agreement pursuant to which, among other things, the parties agreed to a full mutual release of all claims against each other, and the Company Defendants agreed to deliver to Gulf National or its designees $50,000,000 in cash, 1.5 million Common Shares (the "Gulf National Settlement Shares") and a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest (the "Gulf National Settlement"). In connection with the issuance of the Gulf National Settlement Shares, on February 9, 1996, the Company, LGII, Gulf National and various individuals and law firms that represented Gulf National (collectively the "Shareholders") entered into an agreement with respect to the Gulf National Settlement Shares (the "Shareholders Agreement"), pursuant to which, among other things, TLGI agreed to file by September 1, 1996 a registration statement relating to the Gulf National Settlement Shares with the Securities and Exchange Commission (the "Commission") and to have such registration statement declared effective by December 31, 1996. LGII also has agreed to pay to each Shareholder, upon due notice ("Notice") a per share price guarantee amount in certain circumstances. The per share price guarantee amount is equal to the amount, if any, by which $30 exceeds the weighted average trading price of the Common Shares for the five consecutive trading days preceding the date of Notice. LGII may elect to pay the aggregate price guarantee in Common Shares or cash. Notice may be delivered, and LGII is required to pay the price guarantee, only with respect to a 30-day period commencing February 14, 1997 (the "Determination

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

Period"). LGII is relieved of its obligation to make such payment if during the Determination Period the trading price of the Common Shares exceeds $30 for any five consecutive trading days, provided that the registration statement has become effective before the Determination Period or the Shareholders have otherwise had an opportunity to sell their Gulf National Settlement Shares during the Determination Period. The Shareholders have granted to TLGI or its assignee a right of first refusal with respect to the Gulf National Settlement Shares and have agreed, until February 9, 1998, to vote the Gulf National Settlement Shares in accordance with the recommendations of the Board of Directors of TLGI. The right of first refusal does not apply in respect of any offers and sales at prices of $30 or more per Common Share during the Determination Period.

  Provident Settlement

     In April 1992, Provident American Corporation and a subsidiary (together, "Provident") filed a lawsuit against TLGI and LGII in the United States District Court for the Eastern District of Pennsylvania alleging breach of contract and related tort claims arising out of terminated negotiations concerning a possible pre-need funeral insurance marketing arrangement. The complaint requested compensatory damages in excess of $58.8 million and unspecified punitive damages, based on allegations that the loss of the Company's pre-need business had deprived the plaintiffs of aggregate future profits of approximately $58.8 million to $132,000,000.

     On February 12, 1996, Provident, TLGI and LGII agreed to settle the litigation. On March 19, 1996 the parties entered into a settlement providing for a full mutual release from all claims against each other, and TLGI and LGII delivered one million Common Shares (the "Provident Settlement Shares") and $3,000,000 in cash (together with the Provident Settlement Shares, the "Provident settlement") to Provident and certain designees. TLGI agreed to file a registration statement relating to the Provident Settlement Shares with the Commission by June 30, 1996. LGII agreed to pay to Provident for each Provident Settlement Share, in cash or Common Shares, at LGII's election, the amount, if any, by which $27 exceeds the weighted average trading price of the Common Shares during the five consecutive trading days ending on the day before the registration statement is declared effective.

  Shareholder Suits

     On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against TLGI and five officers (four of whom are directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P. ("LGCLP") and the lead underwriters of the Monthly Income Preferred Securities ("MIPS") offering were subsequently added as defendants. The underwriters have indicated they will seek indemnity from the Company. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against TLGI and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against TLGI, LGII, LGCLP and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. All suits (collectively, the "Shareholder Suits") allege that the defendants failed to disclose the Company's anticipated liability in connection with the Gulf National litigation and the Pennsylvania Shareholder Suits allege failure to disclose the potential liability in connection with the Provident litigation. In each of the foregoing claims, the plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements and in addition, the November 7 action seeks unspecified punitive damages. The longest class period specified is from April 16, 1993 to November 1, 1995. Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi Shareholder Suit was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania Shareholder Suits. The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

February 9, 1996, the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Shareholder Suits. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all. The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

  Roe, et al., Palladino et al. and O'Sullivan

     In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in St. Petersburg. The complaint, as amended, now includes a total of 62 families. Plaintiffs allege that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. Each plaintiff in Roe is seeking damages in excess of $15,000, but counsel for the plaintiffs in Roe has publicly stated that the claims will aggregate to $1,000,000 per family ($62,000,000 based on the current plaintiffs). In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter and early in May 1996, Sean
M. O'Sullivan filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan complaint and the Palladino complaint, which was filed as a class action lawsuit, are identical to those in Roe. The Company is in the process of determining whether to agree to or oppose the certification of a class in Palladino.

     At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the defense of these claims, subject to a reservation of rights. The policy limit is $11,000,000. No provision with respect to these lawsuits have been made in the Company's financial statements.

  Rojas et al.

     On February 22, 1995, Juan Rivera Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party.

     In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

  Esner Estate

     As described in the Company's previous periodic reports, on February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executors for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

     On March 17, 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorneys' fees, in connection with or arising from the Esner Estate litigation.

     On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined in a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. A motion for consolidation of the two cases is pending.

     No provision with respect to these lawsuits have been made in the Company's financial statements.

  Other

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse affect on the Company's financial condition.

NOTE 6. SUBSEQUENT EVENTS

  (a) Acquisitions

     During the period from April 1, 1996 to May 3, 1996, the Company acquired 13 funeral homes and 16 cemeteries. The aggregate cost of these transactions was approximately $41,000,000.

     As at May 3, 1996, the Company has committed to acquire certain funeral homes and cemeteries, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions will be approximately $196,000,000.

  (b) Common share offering

     On April 16, 1996 the underwriters of the Company's recent public Common share offering exercised an option to purchase an additional 700,000 Common shares from the Company. The net proceeds to the

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

Company of approximately $27,000,000 Canadian (U.S.$20,000,000) from the exercise of the option will be used for working capital and other corporate purposes, including acquisitions.

  (c) Credit facilities

     As at May 3, 1996, LGII had borrowed $95,000,000 under the multicurrency revolver. No further borrowings are available under this facility without the consent of the lenders thereunder. The lenders under the multicurrency revolver have also extended to May 31, 1996, the requirement for the Company to provide collateral. The Company intends to retire the multicurrency revolver in full prior to May 31, 1996. The $100,000,000 364-day multicurrency revolver matured on May 10, 1996 and was not renewed.

NOTE 7. UNITED STATES ACCOUNTING PRINCIPLES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ from GAAP in the United States as described in Note 21 of the Company's consolidated financial statements for the year ended December 31, 1995.

     The major difference between Canadian and U.S. GAAP during the period from January 1, 1996 to March 31, 1996 results from the application of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and accounting for insurance operations. As a result of these differences, assets and liabilities would increase or decrease at dates of purchase as follows:

          (a) Cemetery property and names and reputations would increase by $10,732,000 and $3,034,000 respectively, and deferred income tax liabilities would increase by $13,766,000.

          (b) Insurance policy liabilities and present value of insurance policies acquired would increase by approximately $16,000,000.

     In addition, cash applied to operations and cash provided by financing would decrease by $112,000,000 because shares and debt issued for legal settlements would be considered as non-cash transactions.

     Net earnings under U.S. GAAP were $17,647,000 and $14,210,000 for the three months ended March 31, 1996 and 1995 respectively.

     The number of shares in thousands, used in the calculation of earnings per share for the three months ended March 31, 1996 and 1995 were 50,726
(1995 -- 42,021) for primary earnings per share and 51,009 (1995 -- 42,049) for fully diluted earnings per share.

     The earnings per share under U.S. GAAP are as follows:

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                         -----------------
                                                                         1996        1995
                                                                         -----       -----
    Primary earnings per share.........................................  $0.31       $0.34
    Fully diluted earnings per share...................................  $0.31       $0.34

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL FIGURES IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED. THE "COMPANY" REFERS TO THE LOEWEN GROUP INC., A CORPORATION ORGANIZED UNDER THE LAWS OF BRITISH COLUMBIA, CANADA ("TLGI"), AND ITS SUBSIDIARIES AND ASSOCIATED ENTITIES.

INTRODUCTION

     The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at May 3, 1996, the Company operated 881 funeral homes (most of which are wholly owned) throughout North America. This included 770 funeral homes in the United States (including locations in Puerto Rico) and 111 funeral homes in Canada. In addition, as at such date, the Company operated 219 cemeteries in the United States and 6 cemeteries in Canada.

     The death care industry has a number of attractive characteristics and historically has had a low business failure risk compared with most other businesses. Further, the death care industry historically has not been significantly affected by economic or market cycles. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the death care industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 9% of the 23,500 funeral homes and approximately 6% of the 11,000 cemeteries in North America currently are owned by the five largest publicly-traded North American death care companies.

     The Company capitalizes on these attractive industry fundamentals through a growth strategy that emphasizes three principal components: (i) acquiring a significant number of small, family-owned funeral homes and cemeteries; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties that generally serve as platforms for acquiring small, family-owned businesses in surrounding regions; and (iii) improving the revenue and profitability of newly-acquired and established operations. As a result of the successful implementation of this strategy, the Company has grown significantly. Management of the Company's growth is critical to profitability, and will continue to be one of the most important responsibilities and challenges facing the Company.

RESULTS OF OPERATIONS

     The Company's operations are directly affected by the level of recent acquisitions and the performance of established operations. Detailed below for the three months ended March 31, 1996 and the corresponding period in the prior year are the Company's operating results expressed in dollar amounts as well as relevant percentages. Revenue, gross margin data and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings before income taxes.

     For financial reporting purposes, the Company's operations consist of funeral, cemetery and insurance segments.

                                                              THREE MONTHS         THREE MONTHS
                                                             ENDED MARCH 31,      ENDED MARCH 31,
                                                            -----------------     ---------------
                                                             1996       1995      1996      1995
                                                            ------     ------     -----     -----
                                                            (IN MILLIONS)
REVENUE
  Funeral.................................................  $133.3     $106.9      69.0%     82.2%
  Cemetery................................................    53.3       23.2      27.6      17.8
  Insurance...............................................     6.5         --       3.4        --
                                                              ----       ----     -----     -----
     Total................................................  $193.1     $130.1     100.0%    100.0%
                                                              ====       ====     =====     =====
GROSS MARGIN
  Funeral.................................................  $ 56.0     $ 47.1      42.0%     44.1%
  Cemetery................................................    16.4        6.5      30.7      28.1
  Insurance...............................................     1.1         --      17.3        --
                                                              ----       ----
     Total................................................    73.5       53.6      38.1      41.2
                                                              ====       ====
EXPENSES
  General and administrative..............................    16.7       10.5       8.6       8.1
  Depreciation and amortization...........................    11.6        8.4       6.0       6.5
                                                              ----       ----
EARNINGS FROM OPERATIONS
  Interest on long-term debt..............................    45.2       34.7      23.4      26.7
  Dividends on preferred securities of subsidiary.........    18.5       11.3       9.6       8.7
  Income taxes............................................     1.8        1.8       0.9       1.4
                                                               7.7        7.5      31.0      34.9
                                                              ----       ----
NET EARNINGS..............................................  $ 17.2     $ 14.1       8.9%     10.8%
                                                              ====       ====

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Consolidated revenue increased 48.5% to $193.1 million for the three months ended March 31, 1996 from $130.1 million for the same period in 1995, with funeral revenue increasing 24.7% and cemetery revenue increasing 130.2%. Consolidated gross margin increased 37.2% to $73.5 million in 1996 from $53.6 million in 1995, with funeral gross margin increasing 18.9% and cemetery gross margin increasing 151.8%. As a percentage of revenue, consolidated gross margin decreased to 38.1% for the three months ended March 31, 1996 from 41.2% for the comparable period in 1995, with funeral gross margin decreasing to 42.0% in 1996 from 44.1% in 1995 and cemetery gross margin increasing to 30.7% in 1996 from 28.1% in 1995. The decrease in the consolidated gross margin was due to the decrease in funeral home margin and the increased proportion of cemetery revenue with associated lower margin. The decrease in funeral home margin was due primarily to the impact of acquired operations with lower margins.

     Funeral revenue increased to $133.3 million for the three months ended March 31, 1996 from $106.9 million for the same period in 1995, primarily due to acquisitions. Funeral revenue and gross margin from locations in operation for all of the three months ended March 31, 1995 and 1996 remained constant.

     Cemetery revenue increased to $53.3 million for the three months ended March 31, 1996 from $23.2 million for the same period in 1995, primarily due to acquisitions. Cemetery gross margin increased to 30.7% in 1996 from 28.1% in 1995 as a result of increased pre-need sales activity and a shift in products and services sold.

     Insurance revenue was $6.5 million for the three months ended March 31, 1996. No insurance revenue was reported for the three months ended March 31, 1995. During that period, the Company owned a life insurance subsidiary acquired in connection with a 1994 acquisition but because the Company intended to dispose of the subsidiary, revenue was not consolidated or identified separately. Beginning July 1, 1995, the Company reported the operations of the subsidiary on a consolidated basis. On March 26, 1996, the Company acquired certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for approximately $144 million, which assets included two insurance companies. Due primarily to the S.I. acquisition, insurance revenue for future 1996 periods will be significantly higher than for the corresponding periods for 1995.

     United States based operations contributed 92.5% of the consolidated revenue for the three months ended March 31, 1996 compared with 90.2% for the same period in 1995.

     General and administrative expenses for the three months ended March 31, 1996 increased by $6.2 million to 8.6% of consolidated revenue from 8.1% of consolidated revenue for the same period in 1995. The increase in general and administrative expenses is primarily a result of the expansion of the Company's infrastructure, particularly in the cemetery division.

     Interest expense on long-term debt increased by $7.1 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

     Income taxes were $7.7 million for the three months ended March 31, 1996, resulting in an effective tax rate of 31.0% compared to $7.5 million for the same period in 1995, and an effective tax rate of 34.9%. The decrease in the effective tax rate for the three months ended March 31, 1996 reflects the continuing expansion of the Company's international financing arrangements.

     Net earnings increased 22.5% to $17.2 million for the three months ended March 31, 1996 from $14.1 million for the same period in 1995. Fully diluted earnings per share ("EPS") decreased 11.8% to $0.30 per share from $0.34 per share primarily as a result of the increased number of Common shares without par value ("Common Shares") outstanding and the effect of a dividend (deemed to have been paid for purposes of the EPS calculation) on TLGI's 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred Shares"). Management's EPS goal for the 1996 fiscal year is $1.30-$1.40. See
Item 5. Other Information.

ACQUISITIONS AND CAPITAL EXPENDITURES

     The Company acquired 53 funeral homes, 30 cemeteries and two insurance companies during the three months ended March 31, 1996 for consideration of approximately $265 million through 36 separate acquisition transactions. Of these acquisitions, 52 funeral homes, 29 cemeteries and the two insurance companies were located in the United States. Included in these acquisitions is the March 1996 purchase of 15 funeral homes, two cemeteries and two insurance companies from S.I. for approximately $144 million. As a result of this acquisition, the Company recorded approximately $186 million of insurance invested assets and approximately $125 million of insurance policy liabilities. During the three months ended March 31, 1995, the Company acquired 49 funeral homes and 34 cemeteries for consideration of approximately $149 million.

     As of May 3, 1996, the Company had signed agreements, some of which are non-binding, for the acquisition of 59 additional funeral homes and 58 additional cemeteries aggregating approximately $196 million (the "Signed Acquisitions"). The Company expects to close most of the Signed Acquisitions by the end of the third quarter of 1996. In addition, as at May 3, 1996, the Company was in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. Several of such potential acquisitions, one or more of which may be completed in 1996, would be considered significant based on acquisition price. The Company is not able at this time to determine the number or aggregate purchase price of the prospective acquisitions to which the Company may become committed. The Company does not expect that all such acquisitions will be completed during 1996, if at all. Failure by the Company to consummate acquisitions may result in the payment of liquidated damages or actions alleging breach of contract which, individually or in the aggregate, may have a material adverse effect on the Company's financial condition and prospects for future growth.

     During the three months ended March 31, 1996, $2.1 million was invested in the construction of new funeral homes and the development of cemetery properties as compared to $2.3 million for the same period in

1995. In addition, during the three months ended March 31, 1996, the Company expended $4.1 million on capital improvements as compared to $3.7 million for the same period in 1995.

     From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

LIQUIDITY AND CAPITAL RESOURCES

     The timing and certainty of completion of Signed Acquisitions and of future acquisitions are based on many factors, including the availability of financing. The Company will continue to finance acquisitions with a combination of debt and equity offerings and credit facilities. The Company believes that it has sufficient funding for all Signed Acquisitions scheduled to close prior to May 31, 1996 from the escrowed funds remaining from the 1996 Preferred Share Offering (described below) and working capital. Funding for 1996 acquisitions that close after May 31, 1996 will be provided primarily by the New Bank Facility (described below) and, to a lesser extent by additional equity and debt offerings and credit facilities. There can be no assurance that funds will be available to complete all future acquisitions. Accordingly, there is no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

     The Company's statement of changes in financial position for the three months ended March 31, 1996 reflects cash applied to operations of $157 million, primarily as a result of legal settlements of $165 million recorded in 1995 but funded in the first quarter of 1996. The Company believes that cash generated from operations generally will be sufficient to meet working capital and short-term liquidity requirements for current operations.

DEBT AND EQUITY OFFERINGS

     In March 1996, Loewen Group International, Inc. ("LGII") consummated a private placement of Senior Guaranteed Notes in the United States for gross proceeds of $350 million (the "1996 Senior Note Offering"). Concurrently with the 1996 Senior Note Offering, TLGI completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common Shares and, in April 1996, sold an additional 700,000 Common Shares (pursuant to the exercise of an over-allotment option) for aggregate gross proceeds of approximately Cdn.$302 (U.S.$221) million (the "1996 Equity Offering").

     In January 1996, TLGI completed a public offering (the "1996 Preferred Share Offering") in Canada and a simultaneous private placement in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts for gross proceeds of Cdn.$220 (U.S.$161) million. The gross proceeds were deposited with an escrow agent. The net proceeds will be released to the Company from time to time by issuing and depositing with the escrow agent an equal dollar amount of Series C Preferred Shares and used to fund acquisitions. As of May 3, 1996, 794,256 Series C Preferred Shares had been issued and approximately Cdn.$199 (U.S.$146) million had been released from escrow, leaving Cdn.$21 (U.S.$15) million in escrow to fund future acquisitions.

     The Company intends to fund interest payments and dividends on its outstanding Common Shares and Series C Preferred Shares with cash flow from operations.

NEW BANK FACILITY

     On February 14, 1996, LGII signed a commitment letter with a Canadian bank in respect of a new five-year $750 million secured revolving credit facility, which is expected to close by May 31, 1996 (the "New Bank Facility"). Under the terms of the New Bank Facility, LGII will be required to comply with certain financial covenants, including without limitation, maintenance of net worth, limitations on indebtedness, debt to cash flow ratios and fixed charges coverage. In addition, the New Bank Facility is expected to be secured by, among other things, a pledge for the benefit of the lenders under the New Bank Facility of substantially all of the shares of the direct and indirect United States and Canadian subsidiaries in which TLGI holds more than a 50% voting or economic interest, and all of the material assets of LGII. The Company's senior lenders will share the collateral to be pledged under the New Bank Facility on a pari passu basis.

CREDIT FACILITIES AND CREDIT RATINGS

     As a result of the Gulf National award (described in "Legal Proceedings" below) and the Gulf National settlement (described in "Legal Proceedings" below), the Company's ability to borrow further under its current credit facilities is restricted. A number of waivers have been granted under the current credit facilities. The waivers have principally been obtained in connection with the Gulf National award and settlement. In February 1996, the lenders under the Company's credit facilities granted waivers and amendments to take into account the effect of the Gulf National and Provident settlements (described in Legal Proceedings, below) on the Company's financial results for the year ended December 31, 1995. The waivers and amendments of the Multi-Currency Revolver (described below) and the MEIP Facility (described below) also provide that the Company will grant security over all of the assets of the Company by May 31, 1996 and the Company's consolidated debt shall be limited to $1,100 million. However, the Company intends, prior to May 31, 1996, to retire the Multi-Currency Revolver in full by drawing down on the New Bank Facility and to enter into an amendment to the MEIP Facility modifying certain covenants and providing for the same collateral as the New Bank Facility.

     LGII has a $400 million unsecured multi-currency revolving credit facility with a bank syndicate which matures in May 2000 (the "Multi-Currency Revolver"). LGII also had a $100 million 364-day unsecured multi-currency revolving credit facility with the same syndicate of banks that matured on May 10, 1996. On March 20, 1996, the balance outstanding under the Multi-Currency Revolver was paid in full with proceeds from the 1996 Equity Offering. LGII subsequently reborrowed under the Multi-Currency Revolver and, as at May 3, 1996, LGII had an outstanding balance of $95 million. No further borrowings are available under the Multi-Currency Revolver without the consent of the lenders thereunder.

     The Company has a Cdn.$50 million unsecured revolving credit facility which matures in April 1997 (the "Canadian Revolver"). At May 3, 1996, the Company had borrowed Cdn.$42.3 million under the Canadian Revolver. The lender has capped the Canadian Revolver at Cdn.$45 million as a result of the Gulf National award and settlement. A subsidiary of the Company has a $121.3 million secured term credit facility implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Facility"). As at May 3, 1996, the outstanding amount on the MEIP Facility was $116 million. No further borrowings are available under the MEIP Facility. The Company has a Cdn.$35 million five-year unsecured term credit facility with a bank syndicate that will terminate in January 2000. LGII provided an unsecured guarantee of the obligations under such credit facility. No further borrowings are available under this facility.

     Certain of the above loan agreements contain various restrictive provisions, including restricting payment of dividends on Common and Preferred Shares, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios.

     The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties. The Company's practice is to use swaps and options to manage its exposure to interest rate movements. Going forward, the Company's strategy is to maintain an average of between 60% and 80% of its debt subject to fixed interest rates, although at any point in time during a period the percentage of debt subject to fixed interest rates may be higher or lower. The Company also uses futures and options to fix the interest rate of anticipated financing transactions in advance. All derivatives are entered into as hedges based on several criteria, including the timing, size and term of the anticipated transaction. Any gain or loss from an effective hedging transaction is deferred and amortized over the life of the financing transaction as an adjustment to interest expense.

     In March 1996, Duff & Phelps Credit Rating, Standard & Poor's Rating Group and Moody's Investor Services assigned ratings to the 1996 Senior Notes of BBB, BB+ and Bal, respectively, affirmed ratings of the Monthly Income Preferred Securities ("MIPS") of BB, BB, and Ba3, respectively, and affirmed ratings of the Series C Preferred Shares of BB, BB and not rated, respectively.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

  GULF NATIONAL SETTLEMENT

     In November 1995, a jury in the Circuit Court of the First Judicial District of Hinds County, Mississippi, awarded J.J. O'Keefe, Sr., Gulf National Insurance Company and certain affiliates (collectively, "Gulf National") $100 million in compensatory damages and $400 million in punitive damages (the "Gulf National award") in a lawsuit against the Company, LGII and two indirect subsidiaries (the "Company Defendants") in which Gulf National claimed breach of contract and related torts in connection with its allegations that the Company failed to consummate certain business transactions. The Company Defendants appealed the Gulf National award. On January 24, 1996, the Mississippi Supreme Court ruled that in order to stay execution of the Gulf National award pending the appeal thereof, the Company Defendants would be required to post a supersedeas bond with the Circuit Court in an amount equal to 125% of the judgment, or $625 million.

     On February 1, 1996, the Company Defendants and Gulf National executed a settlement agreement pursuant to which, among other things, the parties agreed to a full mutual release of all claims against each other, and the Company Defendants agreed to deliver to Gulf National or its designees $50 million in cash, 1.5 million Common Shares (the "Gulf National Settlement Shares") and a promissory note in the amount of $80 million payable over 20 years in equal annual installments of $4 million, without interest (the Gulf National Settlement"). In connection with the issuance of the Gulf National Settlement Shares, on February 9, 1996, the Company, LGII, Gulf National and various individuals and law firms that represented Gulf National (collectively the "Shareholders") entered into an agreement with respect to the Gulf National Settlement Shares (the "Shareholders' Agreement"), pursuant to which, among other things, TLGI agreed to file by September 1, 1996 a registration statement relating to the Gulf National Settlement Shares with the Securities and Exchange Commission (the "Commission") and to have such registration statement declared effective by December 31, 1996. LGII also has agreed to pay to each Shareholder, upon due notice ("Notice") a per share price guarantee amount in certain circumstances. The per share price guarantee amount is equal to the amount, if any, by which $30 exceeds the weighted average trading price of the Common Shares for the five consecutive trading days preceding the date of Notice. LGII may elect to pay the aggregate price guarantee in Common Shares or cash. Notice may be delivered, and LGII is required to pay the price guarantee, only with respect to a 30-day period commencing February 14, 1997 (the "Determination Period"). LGII is relieved of its obligation to make such payment if during the Determination Period the trading price of the Common Shares exceeds $30 for any five consecutive trading days, provided that the registration statement has become effective before the Determination Period or the Shareholders have otherwise had an opportunity to sell their Gulf National Settlement Shares during the Determination Period. The Shareholders have granted to TLGI or its assignee a right of first refusal with respect to the Gulf National Settlement Shares and have agreed, until February 9, 1998, to vote the Gulf National Settlement Shares in accordance with the recommendations of the Board of Directors of TLGI. The right of first refusal does not apply in respect of any offers and sales at prices of $30 or more per Common Share during the Determination Period.

  PROVIDENT SETTLEMENT

     In April 1992, Provident American Corporation and a subsidiary (together, "Provident") filed a lawsuit against TLGI and LGII in the United States District Court for the Eastern District of Pennsylvania alleging breach of contract and related tort claims arising out of terminated negotiations concerning a possible pre-need funeral insurance marketing arrangement. The complaint requested compensatory damages in excess of $58.8 million and unspecified punitive damages, based on allegations that the loss of the Company's pre-need business had deprived the plaintiffs of aggregate future profits of approximately $58.8 million to $132 million.

     On February 12, 1996, Provident, TLGI and LGII agreed to settle the litigation. On March 19, 1996 the parties entered into a settlement providing for a full mutual release from all claims against each other, and TLGI and LGII delivered one million Common Shares (the "Provident Settlement Shares") and $3 million in cash (together with the Provident Settlement Shares, the "Provident settlement") to Provident and certain designees. TLGI agreed to file a registration statement relating to the Provident Settlement Shares with the Commission by June 30, 1996. LGII agreed to pay to Provident for each Provident Settlement Share, in cash or Common Shares, at LGII's election, the amount, if any, by which $27 exceeds the weighted average trading price of the Common Shares during the five consecutive trading days ending on the day before the registration statement is declared effective.

  SHAREHOLDER SUITS

     On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against TLGI and five officers (four of whom are directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P. ("LGCLP") and the lead underwriters of the MIPS offering were subsequently added as defendants. The underwriters have indicated they will seek indemnity from the Company. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against TLGI and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against TLGI, LGII, LGCLP and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. All suits (collectively, the "Shareholder Suits") allege that the defendants failed to disclose the Company's anticipated liability in connection with the Gulf National litigation and the Pennsylvania Shareholder Suits allege failure to disclose the potential liability in connection with the Provident litigation. In each of the foregoing claims, the plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements and in addition, the November 7 action seeks unspecified punitive damages. The longest class period specified is from April 16, 1993 to November 1, 1995. Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi Shareholder Suit was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania Shareholder Suits. The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On February 9, 1996 the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Shareholder Suits. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all. The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

  ROE, ET AL., PALLADINO ET AL. AND O'SULLIVAN

     In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in St. Petersburg. The complaint, as amended, now includes a total of 62 families. Plaintiffs allege that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. Each plaintiff in Roe is seeking damages in excess of $15,000, but counsel for the plaintiffs in Roe has publicly stated that the claims will aggregate to $1 million per family ($62 million based on the current plaintiffs). In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter, and in early May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan complaint and the Palladino complaint, which was filed as a class action lawsuit, are identical to those in Roe. The Company is in the process of determining whether to agree to or oppose the certification of a class in Palladino.

     At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the defense of these claims, subject to a reservation of rights. The policy limit is $11 million. No provision with respect to these lawsuits have been made in the Company's financial statements.

  ROJAS ET AL.

     On February 22, 1995, Juan Rivera Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12.5 million, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19 million from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

  ESNER ESTATE

     As described in the Company's previous periodic reports, on February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executors for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

     On March 17, 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorneys' fees, in connection with or arising from the Esner Estate litigation.

     On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined in a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24.3 million against the various defendants, and seek punitive damages from Messrs. Miller and Shane. A motion for consolidation of the two cases is pending.

     No provision with respect to these lawsuits have been made in the Company's financial statements.

  OTHER

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings to have a material adverse affect on the Company's financial condition.

ITEM 5.  OTHER INFORMATION.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     Management has established a 1996 EPS goal of $1.30-$1.40. The foregoing statement and certain other statements made in this Form 10-Q, in other filings made with the Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of
Section 27A(i) of the Securities Act of 1933, as amended, and Section 21E(i) of the Securities Exchange Act of 1934, as amended. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following important factors, among others, could cause the Company's EPS and other future results to differ materially from estimates, predictions or projections included in forward-looking statements.

     1. Acquisition Levels. The death care industry acquisition market is extremely competitive. The Company's competition for acquisitions includes Service Corporation International and Stewart Enterprises, Inc., both of which are publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number of dollar amount or acquisitions in a particular year.

     2. Revenue. The most significant component of increases in revenue is the level of acquisitions, discussed above. In addition, revenue is affected by the volume of services rendered, and the mix and pricing of services and products sold. The foregoing may be affected by fluctuations in the number of deaths, competitive pricing strategies, pre-arranged sales and other sales programs implemented by the Company.

     3. General and Administrative Expenses. General and administrative expenses were 8.6% of consolidated revenue for the first three months of 1996. Management's goal is that general and administrative expenses for the 1996 fiscal year will be 8.2% of consolidated revenue. While the Company has implemented various cost control measures, no assurances can be made that such measures will be successful.

     4. Legal Proceedings. The Company's 1995 results were materially and adversely affected by the unanticipated outcome of certain legal proceedings. There currently are material legal proceedings pending against the Company. The Company is unable to predict the outcome of such proceedings at this time.

     5. Other.  EPS and consolidated financial results also may be affected by
(i) the ability of the Company to manage its growth by implementing appropriate management and administrative support structures, (ii) margins achieved by newly-acquired and established operations, (iii) the cost of the Company's financing arrangements (including interest rates on long-term debt), (iv) the number of Common Shares outstanding, (v) competition, (vi) the Company's effective tax rate, (vii) the accounting treatment of acquisitions and the valuation of assets and (viii) changes in applicable accounting principles and governmental regulations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
     4        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     4.1      Indenture, dated as of March 20, 1996, by and between Loewen Group International,
              Inc. ("LGII"), the Registrant, as guarantor of the obligations of LGII under the
              Indenture, and Fleet National Bank of Connecticut, as Trustee, with respect to
              7 1/4% Series 1 Senior Guaranteed Notes due 2001 and 8 1/8% Series 2 Senior
              Guaranteed Notes due 2003(5)
     4.2      Purchase Agreement, dated as of March 13, 1996, by and between LGII, the
              Registrant and the Initial Purchasers(6)
     4.3      Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable
              Convertible First Preferred Shares Series C of the Registrant(5)
     4.4      Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May
              24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(2)
     4.5      Amended and Restated Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, the Registrant, as guarantor, the banks named therein as lenders and The First National Bank of Chicago, as agent for the banks named therein as lenders(3)
     4.6      Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, the Registrant, as guarantor, the banks named therein as lenders and The
              First National Bank of Chicago, as agent for the banks named therein as lenders(3)
     4.7      Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP
              Investment Parmers I, Neweol Finance B.V., Electrolux Holdings B.V., Man Producten
              Rotterdam B.V., Adinvest A.G., and Wachovia Bank of Georgia, N.A.(2)
     4.8      Monthly Income Preferred Securities Guarantee Agreement, dated August 15, 1994(1)
     4.9      Indenture, dated as of August 15, 1994, by and between LGII, as issuer, the
              Registrant, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated Debentures, Series A, due 2024, issued by
              LGII and guaranteed by the Registrant(1)
     4.10     Exchange Acknowledgment by the Registrant, with respect to the 1994 Exchangeable
              Floating Rate Debentures due July 15, 2001 issued by LGII, dated June 15, 1994(2)
     4.11     1994 Management Equity Investment Plan ("MEIP") Credit Agreement, dated as of June
              14, 1994, by and between Loewen Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), the Registrant and the banks listed therein (the "MEIP
              Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
              Agent")(2)
     4.12     Guaranty dated as of June 14, 1994 by the Registrant in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(2)
     4.13     Guaranty dated as of June 14, 1994 by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(2)
     4.14     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP
              Agent(2)
     4.15     Note Agreement, dated for reference September 1, 1993, by and between the
              Registrant and LGII re 9.62% Senior Guaranteed Notes, Series D, due September 11,
              2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994(2)
     4.16     Note Agreement by LGII and the Registrant re 6.49% Senior Guaranteed Notes, Series
              E, due February 25, 2004, issued by LGII ("Series E Notes"), dated for reference
              February 1, 1994(2)

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
     4.17     Guaranty Agreement by the Registrant re Series E Notes, dated for reference
              February 1, 1994(2)
     4.18     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(2)
     4.19     Note Agreement by the Registrant and LGII re 9.70% Senior Guaranteed Notes, Series
              A, due November 1, 1998, issued by LGII ("Series A Notes"), 9.93% Senior
              Guaranteed Notes, Series B, due November 1, 2001, issued by LGII ("Series B
              Notes"), and 9.70 Senior Guaranteed Notes, Series C, due November 1, 1998, issued the Registrant ("Series C Notes"), dated for reference October 1, 1991(2)
     4.20     Guaranty Agreement by the Registrant re Series A Notes and Series B Notes, dated for reference October 1, 1991(2)
     4.21     Guaranty Agreement by LGII re Series C Notes, dated for reference October 1,
              1991(2)
     4.22     Form of Senior Guarantee of the Notes (included in Exhibit 4.1)(6)
     4.23     Form of Global Outstanding Note (included in Exhibit 4.1)(6)
     4.24     Form of Physical Outstanding Note (included in Exhibit 4.1)(6)
     4.25     Form of Global Exchange Note(6)
     4.26     Form of Physical Exchange Note(6)
     4.27     The Registrant and LGII hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of the
              Company.
    10        MATERIAL CONTRACTS
    10.1      Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen
              Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.(5)
    10.2      Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P.(5)
    10.3      Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on March 19, 1996, by and between Provident American Corporation,
              Provident Indemnity Life Insurance Company, the Registrant and LGII(5)
    10.4      Settlement Agreement, dated as of February 1, 1996, by and between the Registrant,
              LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf National Life Insurance
              Company and affiliated entities(5)
    10.5      Shareholders' Agreement, dated as of February 9, 1996, by and between the
              Registrant, LGII, J.J. O'Keefe, Sr., Gulf National Life Insurance Company and
              affiliated entities, and certain individuals and law firms named therein(5)
    10.6      Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996(5)
    10.7      Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, the Registrant and the Initial Purchasers named therein(5)
    10.8      Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris
              Holding Corporation and LGII(4)
   *10.9      Employee Stock Option Plan (United States), as restated and amended as at
              September 19, 1995(5)
   *10.10     Employee Stock Option Plan (Canada), as restated and amended as at September 19,
              1995(5)
   *10.11     1994 Outside Director Compensation Plan as amended as on April 7, 1995(5)
   *10.12     1994 Management Equity Investment Plan(2)

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
   *10.13     Form of Executive Agreement executed by participants in the MEIP(2)
   *10.14     Employment Agreement, dated October 9, 1991, by and between the Registrant and
              Timothy A. Birch(2)
   *10.15     Employment Agreement, dated March 21, 1990, by and between the Registrant and
              David FitzSimmons(2)
   *10.16     Employment Agreement, dated April 12, 1991, by and between the Registrant and
              Dwight Hawes(2)
   *10.17     Employment Agreement, dated August 19, 1988, by and between the Registrant and Tim
              Hogenkamp(2)
   *10.18     Employment Agreement, dated March 6, 1990, by and between the Registrant and Peter
              S. Hyndman(2)
   *10.19     Employment Agreement, dated March 17, 1995, by and between the Registrant, LGII and Lawrence Miller(2)
   *10.20     Employment Agreement, dated December 18, 1990, by and between the Registrant and
              Peter W. Roberts(2)
   *10.21     Employment Agreement, dated March 17, 1995, by and between the Registrant and
              William R. Shane(2)
   *10.22     Employment Agreement, dated April 27, 1993, by and between the Registrant and A.M.
              Bruce Watson(2)
   *10.23     Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between LGII and Albert S. Lineberry, Sr.(2)
   *10.24     Consulting Agreement, dated July 18, 1994, by and between the Registrant and
              Charles B. Loewen, LGII and Corporate Services International Inc.(2)
   *10.25     Employment Agreement, dated December 15, 1994, by and between the Registrant and
              Robert O. Wienke(5)
   *10.26     Severance Agreement, dated June 15, 1995, by and between the Registrant and Robert
              Garnett(5)
    11        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    27        FINANCIAL DATA SCHEDULE

- ---------------

   * Compensatory plan or management contract
 (1) Incorporated by reference from the combined form F-9/F-3 Registration Statements filed by the Registrant and LGII, respectively, (Nos. 33-81032 and 33-81034) with the
     Commission on July 1, 1994, as amended on July 11, 1994 and August 2, 1994
 (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 194, filed on March 31, 1995
 (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995
 (4) Incorporated by reference from the Registrant's Periodic Report on Form 8-K filed on
     April 18, 1995
 (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996
 (6) Incorporated by reference from the Form S-4 Registration Statement filed by LGII and the
     Registrant (Nos. 333-03135 and 333-03135-01, respectively) with the Commission on May 3,
     1996

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Registrant during the subject quarter:

  DATE OF REPORT           ITEM NUMBER                           DESCRIPTION
- ------------------    ---------------------    ------------------------------------------------
January 3, 1996       Item 5. Other Events     Press release regarding the Registrant's
                                               completion of Canadian public offering
January 17, 1996      Item 5. Other Events     Press release regarding the exercise of
                                               over-allotment option for the Canadian public
                                               offering
January 24, 1996      Item 5. Other Events     Press release regarding the Mississippi Supreme
                                               Court lifting the interim stay on the Gulf
                                               National award.
January 26, 1996      Item 5. Other Events     1) Press release regarding the Registrant's
                                               discussion on bond requirements
                                               2) Press release regarding the reaching of a
                                               settlement in the Gulf National litigation
February 6, 1996      Item 5. Other Events     Press release regarding cash dividend
February 12, 1996     Item 5. Other Events     Press release regarding the settlement of the
                                               Provident American litigation
February 27, 1996     Item 5. Other Events     Press release regarding 1995 financial results
March 4, 1996         Item 5. Other Events     Press release announcing the Registrant's
                                               financing plans
March 13, 1996        Item 5. Other Events     1) Press release regarding the $350 million debt
                                               offering
                                               2) Press release regarding the public offering
                                               of 7,000,000 common shares
March 20, 1996        Item 5. Other Events     Press release regarding the completion of the
                                               debt and common share offerings for gross
                                               proceeds of approximately $550 million
March 26, 1996        Item 2. Acquisition      Press release describing the Registrant's
                      or Disposition of        acquisition of certain assets of S.I.
                      Assets                   Acquisition Associates, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LOEWEN GROUP INC.

                                          By:   /s/ DWIGHT K. HAWES

                                             -----------------------------------
                                          Name:   Dwight K. Hawes
Date:          May 15, 1996               Title:    Vice-President, Finance

                                          By:   /s/ PETER W. ROBERTS

                                            ------------------------------------
                                          Name:   Peter W. Roberts
Date:          May 15, 1996               Title:    Vice-President, Financial
                                                    Information
                                               Services and Corporate Controller
                                               (Chief Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                     EXHIBIT                            PAGE NUMBER
- -----------         ---------------------------------------------------------------
   4                INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                    INDENTURES
   4.1              Indenture, dated as of March 20, 1996, by and between Loewen
                    Group International, Inc. ("LGII"), the Registrant, as
                    guarantor of the obligations of LGII under the Indenture, and
                    Fleet National Bank of Connecticut, as Trustee, with respect to
                    7 1/4% Series 1 Senior Guaranteed Notes due 2001 and 8 1/8%
                    Series 2 Senior Guaranteed Notes due 2003(5)                         --
   4.2              Purchase Agreement, dated as of March 13, 1996, by and between
                    LGII, the Registrant and the Initial Purchasers(6)                   --
   4.3              Receipt Agreement, dated as of January 3, 1996, for the
                    Cumulative Redeemable Convertible First Preferred Shares Series
                    C of the Registrant(5)                                               --
   4.4              Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on
                    May 17, 1995(2)                                                      --
   4.5              Amended and Restated Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, the
                    Registrant, as guarantor, the banks named therein as lenders and The First National Bank of Chicago, as agent for the banks
                    named therein as lenders(3)                                          --
   4.6              Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, the Registrant, as guarantor, the banks named therein as lenders and The First National Bank
                    of Chicago, as agent for the banks named therein as lenders(3)       --
   4.7              Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Parmers I, Neweol Finance B.V.,
                    Electrolux Holdings B.V., Man Producten Rotterdam B.V.,
                    Adinvest A.G., and Wachovia Bank of Georgia, N.A.(2)                 --
   4.8              Monthly Income Preferred Securities Guarantee Agreement, dated
                    August 15, 1994(1)                                                   --
   4.9              Indenture, dated as of August 15, 1994, by and between LGII, as issuer, the Registrant, as guarantor, and State Street Bank and
                    Trust Company, as trustee with respect to 9.45% Junior
                    Subordinated Debentures, Series A, due 2024, issued by LGII and
                    guaranteed by the Registrant(1)                                      --
   4.10             Exchange Acknowledgment by the Registrant, with respect to the
                    1994 Exchangeable Floating Rate Debentures due July 15, 2001
                    issued by LGII, dated June 15, 1994(2)                               --
   4.11             1994 Management Equity Investment Plan ("MEIP") Credit
                    Agreement, dated as of June 14, 1994, by and between Loewen
                    Management Investment Corporation, in its capacity as agent for
                    LGII ("LMIC"), the Registrant and the banks listed therein (the
                    "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for
                    the MEIP Banks ("MEIP Agent")(2)                                     --
   4.12             Guaranty dated as of June 14, 1994 by the Registrant in favor
                    of the MEIP Agent for the ratable benefit of the MEIP Banks(2)       --
   4.13             Guaranty dated as of June 14, 1994 by LGII in favor of the MEIP
                    Agent for the ratable benefit of the MEIP Banks(2)                   --

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                     EXHIBIT                            PAGE NUMBER
- -----------         ---------------------------------------------------------------
   4.14             Security Agreement, dated as of June 14, 1994, by and between
                    LMIC and the MEIP Agent(2)                                           --
   4.15             Note Agreement, dated for reference September 1, 1993, by and between the Registrant and LGII re 9.62% Senior Guaranteed
                    Notes, Series D, due September 11, 2003, issued by Loewen
                    ("Series D Notes"), as amended on June 10, 1994(2)                   --
   4.16             Note Agreement by LGII and the Registrant re 6.49% Senior
                    Guaranteed Notes, Series E, due February 25, 2004, issued by
                    LGII ("Series E Notes"), dated for reference February 1,
                    1994(2)                                                              --
   4.17             Guaranty Agreement by the Registrant re Series E Notes, dated
                    for reference February 1, 1994(2)                                    --
   4.18             Guaranty Agreement by LGII re Series D Notes, dated for
                    reference April 1, 1993(2)                                           --
   4.19             Note Agreement by the Registrant and LGII re 9.70% Senior
                    Guaranteed Notes, Series A, due November 1, 1998, issued by
                    LGII ("Series A Notes"), 9.93% Senior Guaranteed Notes, Series
                    B, due November 1, 2001, issued by LGII ("Series B Notes"), and
                    9.70 Senior Guaranteed Notes, Series C, due November 1, 1998,
                    issued the Registrant ("Series C Notes"), dated for reference
                    October 1, 1991(2)                                                   --
   4.20             Guaranty Agreement by the Registrant re Series A Notes and
                    Series B Notes, dated for reference October 1, 1991(2)               --
   4.21             Guaranty Agreement by LGII re Series C Notes, dated for
                    reference October 1, 1991(2)                                         --
   4.22             Form of Senior Guarantee of the Notes (included in Exhibit
                    4.1)(6)                                                              --
   4.23             Form of Global Outstanding Note (included in Exhibit 4.1)(6)         --
   4.24             Form of Physical Outstanding Note (included in Exhibit 4.1)(6)       --
   4.25             Form of Global Exchange Note(6)                                      --
   4.26             Form of Physical Exchange Note(6)                                    --
   4.27             The Registrant and LGII hereby agrees to furnish to the
                    Commission, upon request, a copy of the instruments which
                    define the rights of holders of long-term debt of the Company.
                    None of such instruments not included as exhibits herein
                    collectively represents long-term debt in excess of 10% of the consolidated total assets of the Company.
  10                MATERIAL CONTRACTS
  10.1              Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings, Inc. and S.I. Acquisition
                    Associates, L.P.(5)                                                  --
  10.2              Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and S.I. Acquisition
                    Associates, L.P.(5)                                                  --
  10.3              Settlement Agreement and Mutual General Release effective as of
                    February 12, 1996, entered into on March 19, 1996, by and
                    between Provident American Corporation, Provident Indemnity
                    Life Insurance Company, the Registrant and LGII(5)                   --
  10.4              Settlement Agreement, dated as of February 1, 1996, by and between the Registrant, LGII and affiliated entities and J.J.
                    O'Keefe, Sr., Gulf National Life Insurance Company and
                    affiliated entities(5)                                               --

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                     EXHIBIT                            PAGE NUMBER
- -----------         ---------------------------------------------------------------
   10.5             Shareholders' Agreement, dated as of February 9, 1996, by and between the Registrant, LGII, J.J. O'Keefe, Sr., Gulf National
                    Life Insurance Company and affiliated entities, and certain
                    individuals and law firms named therein(5)                           --
   10.6             Undertaking by Raymond L. Loewen and Anne Loewen, dated as of
                    January 3, 1996(5)                                                   --
   10.7             Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, the Registrant and the Initial Purchasers
                    named therein(5)                                                     --
   10.8             Stock Purchase Agreement, dated as of March 16, 1995, by and
                    between Osiris Holding Corporation and LGII(4)                       --
  *  10.9           Employee Stock Option Plan (United States), as restated and
                    amended as at September 19, 1995(5)                                  --
  * 10.10           Employee Stock Option Plan (Canada), as restated and amended as
                    at September 19, 1995(5)                                             --
  * 10.11           1994 Outside Director Compensation Plan as amended as on April
                    7, 1995(5)                                                           --
  * 10.12           1994 Management Equity Investment Plan(2)                            --
  * 10.13           Form of Executive Agreement executed by participants in the
                    MEIP(2)                                                              --
  * 10.14           Employment Agreement, dated October 9, 1991, by and between the
                    Registrant and Timothy A. Birch(2)                                   --
  * 10.15           Employment Agreement, dated March 21, 1990, by and between the
                    Registrant and David FitzSimmons(2)                                  --
  * 10.16           Employment Agreement, dated April 12, 1991, by and between the
                    Registrant and Dwight Hawes(2)                                       --
  * 10.17           Employment Agreement, dated August 19, 1988, by and between the
                    Registrant and Tim Hogenkamp(2)                                      --
  * 10.18           Employment Agreement, dated March 6, 1990, by and between the
                    Registrant and Peter S. Hyndman(2)                                   --
  * 10.19           Employment Agreement, dated March 17, 1995, by and between the
                    Registrant, LGII and Lawrence Miller(2)                              --
  * 10.20           Employment Agreement, dated December 18, 1990, by and between
                    the Registrant and Peter W. Roberts(2)                               --
  * 10.21           Employment Agreement, dated March 17, 1995, by and between the
                    Registrant and William R. Shane(2)                                   --
  * 10.22           Employment Agreement, dated April 27, 1993, by and between the
                    Registrant and A.M. Bruce Watson(2)                                  --
  * 10.23           Employment Agreement, and Covenant Not to Compete, dated
                    November 14, 1990, by and between LGII and Albert S. Lineberry,
                    Sr.(2)                                                               --
  * 10.24           Consulting Agreement, dated July 18, 1994, by and between the
                    Registrant and Charles B. Loewen, LGII and Corporate Services
                    International Inc.(2)                                                --
  * 10.25           Employment Agreement, dated December 15, 1994, by and between
                    the Registrant and Robert O. Wienke(5)                               --
  * 10.26           Severance Agreement, dated June 15, 1995, by and between the
                    Registrant and Robert Garnett(5)                                     --

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                     EXHIBIT                            PAGE NUMBER
- -----------         ---------------------------------------------------------------
  11                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
  27                FINANCIAL DATA SCHEDULE

- ---------------

   * Compensatory plan or management contract
 (1) Incorporated by reference from the combined form F-9/F-3 Registration Statements filed by the Registrant and LGII, respectively, (Nos. 33-81032 and 33-81034) with the
     Commission on July 1, 1994, as amended on July 11, 1994 and August 2, 1994
 (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 194, filed on March 31, 1995
 (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995
 (4) Incorporated by reference from the Registrant's Periodic Report on Form 8-K filed on
     April 18, 1995
 (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996
 (6) Incorporated by reference from the Form S-4 Registration Statement filed by LGII and the
     Registrant (Nos. 333-03135 and 333-03135-01, respectively) with the Commission on May 3,
     1996