Form 10-K/A
period 1995-12-31
LOEWEN GROUP INC
filed 1996-06-20
CIK 845577

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K / A

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995

                                      OR
  [_]

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from  to

                        COMMISSION FILE NUMBER 0-18429

                             THE LOEWEN GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           BRITISH COLUMBIA                          98-0121376
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION               IDENTIFICATION NO.)

          4126 NORLAND AVENUE                          V5G 3S8
   BURNABY, BRITISH COLUMBIA, CANADA                (POSTAL CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                 604-299-9321
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     LOEWEN GROUP CAPITAL, L.P.                  NEW YORK STOCK EXCHANGE
   9.45% CUMULATIVE MONTHLY INCOME           (NAME OF EACH EXCHANGE ON WHICH
   PREFERRED SECURITIES, SERIES A,                     REGISTERED)
 GUARANTEED BY THE LOEWEN GROUP INC.
          (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON SHARES WITHOUT PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$1,170,000,000 as of March 15, 1996.

  The number of outstanding Common shares as of March 15, 1996, was 50,046,035.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specified sections of the registrant's definitive Proxy Statement and Information Circular for the 1996 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, is incorporated by reference in Part III of this report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended December 31, 1995. The selected consolidated financial information is derived from the Company's audited Consolidated Financial Statements for such periods. The Company's Consolidated Financial Statements are prepared in accordance with Canadian generally accepted accounting principles. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's 1995 Consolidated Financial Statements and notes thereto.

  The financial results for the year ended December 31, 1995 included provisions for the costs of the Gulf National and Provident settlements, litigation-related finance costs and certain additional legal and general and administrative costs.

                                        YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                               1995        1994(1)   1993(1)   1992(1)   1991(1)
                            ----------  ---------- --------  --------  --------
                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                   AMOUNTS AND OPERATING INFORMATION)
INCOME STATEMENT
INFORMATION:
Revenue...................  $  599,939  $  417,328 $303,011  $218,907  $162,605
Gross margin..............     226,808     158,854  115,118    83,708    63,087
Earnings from operations..     119,053      95,113   65,697    50,563    39,053
Net earnings (loss).......     (76,684)     38,494   28,182    19,766    14,425
Basic earnings (loss) per
 share (2)................  $    (1.69) $     0.97 $   0.77  $   0.59  $   0.46
Fully diluted earnings
 (loss) per share (2)(3)..  $    (1.69) $     0.97 $   0.76  $   0.58  $   0.46
Ratio of earnings to fixed
 charges (4)..............         --         2.5x     2.9x      2.6x      2.6x
Aggregate dividends
 declared per share.......       0.050       0.070    0.045     0.030     0.015
                                           AS AT DECEMBER 31,
                            ---------------------------------------------------
                               1995        1994(1)   1993(1)   1992(1)   1991(1)
                            ----------  ---------- --------  --------  --------
BALANCE SHEET INFORMATION:
Total assets..............  $2,262,980  $1,326,275 $913,661  $675,111  $518,492
Total long-term debt (5)..     934,509     516,654  341,977   246,715   193,853
Preferred securities of
 subsidiary...............      75,000      75,000      --        --        --
Shareholders' equity......     614,682     411,139  325,890   236,317   172,394
OPERATING INFORMATION:
Number of funeral home
 locations (6)............         815         641      533       451       365
Number of funeral
 services.................     114,319      93,760   78,847    63,516    52,212
Number of cemeteries (6)..         179         116       70        38        23

- --------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1995.
(2) Earnings (loss) per share reflect the two-for-one subdivision of Common shares in June 1991.
(3) Fully diluted earnings (loss) per share figures assume exercise, if dilutive, of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return ranging from 5.85% to 8.49%, in accordance with Canadian GAAP.
(4) The 1995 loss is not sufficient to cover fixed charges by a total of $126,584, and as such the ratio of earnings to fixed charges has not been computed. See Exhibit 12 to this Form 10-K.
(5) Total long-term debt comprises long-term debt, including current portion.
(6) The numbers of locations for 1994 and 1993 include adjustments and consolidations related to prior periods.

  Had the Company's Consolidated Financial Statements been prepared in accordance with accounting principles generally accepted in the United States (see Note 21 to the Company's 1995 Consolidated Financial Statements), selected consolidated financial information would be as follows:

                                        YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                               1995        1994(1)   1993(1)   1992(1)   1991(1)
                            ----------  ---------- --------  --------  --------
                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                AMOUNTS)
INCOME STATEMENT
 INFORMATION:
Total revenue.............  $  599,939  $  417,479 $308,402  $239,452  $185,993
Earnings from operations..     117,376      94,758   66,711    54,838    43,692
Earnings (loss) before
 cumulative effect of
 change in accounting
 principles...............     (75,800)     39,652   28,912    21,330    15,893
Fully diluted earnings
 (loss) per share before
 cumulative effect of
 change in accounting
 principles(2)............       (1.67)       0.98     0.77      0.62      0.50
Ratio of earnings to fixed
 charges(3)...............          --        2.4x     2.9x      2.6x      2.5x
Aggregate dividends
 declared per share.......       0.050       0.070    0.047     0.033     0.017
BALANCE SHEET INFORMATION:
Total assets..............  $2,345,874  $1,329,928 $921,342  $702,096  $592,666
Total long-term debt(4)...     894,509     516,654  341,977   256,577   221,736
Preferred securities of
 subsidiary...............      75,000      75,000      --        --        --
Shareholders' equity......     519,006     385,950  299,059   245,472   196,071

- --------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1995.
(2) Earnings (loss) per share reflects the two-for-one subdivision of Common shares in June 1991.

(3) The 1995 loss is not sufficient to cover fixed charges by a total of $128,261 and as such the ratio of earnings to fixed charges has not been computed. See Exhibit 12.2 to this Form 10-K/A.

(4) Total long-term debt comprises long-term debt, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at March 15, 1996, the Company operated 847 funeral homes (most of which are wholly owned) throughout North America. This included 738 funeral homes in the United States (including locations in Puerto Rico) and 109 funeral homes in Canada. In addition, as at such date, the Company operated 197 cemeteries in the United States and 6 cemeteries in Canada.

  The funeral service industry historically has been characterized by low business risk compared with most other businesses. According to the 1993 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1993 was 109 per 10,000. The 1993 failure rate of the funeral service and crematoria industry was 24 per 10,000, among the lowest of all industries. Management believes this low failure rate is the result of a number of factors, including customers' tendencies to make choices based on reputation for quality service rather than price and the number of years required to establish a caring reputation in the community. Further, the funeral service industry historically has not been significantly affected by economic or market cycles.

  Future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that, reflecting the well-publicized "graying of America" as the baby boom generation reaches old age, the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010, and at approximately 1.3% annually from 2010 through 2040.

  The funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 9% of the 23,500 funeral homes and approximately 6% of the 11,000 cemeteries in North America currently are owned and operated by the five largest publicly-traded North American funeral service companies.

  Cremation rates vary considerably from one region of North America to another. The Company has operations in regions with both high and low cremation rates. As a percentage of total funeral services, cremations in North America have been increasing by approximately 1% annually over the past five years. However, because the number of deaths has been increasing, industry information indicates that the number of caskets sold (typically associated with a traditional funeral service) has remained constant. The Company has proprietary programs to provide a full range of service alternatives to families choosing cremation.

 Growth Strategy

  The Company capitalizes on these attractive industry fundamentals through a growth strategy that emphasizes three principal components: (i) acquiring a significant number of small, family-owned funeral homes and cemeteries; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties that generally serve as platforms for acquiring small, family-owned businesses in surrounding regions; and (iii) improving the revenue and profitability of newly-acquired and established locations.

  The first element of the Company's growth strategy is the acquisition of small, family-owned funeral homes and cemeteries. Management believes that the Company has a competitive advantage in this market due to its culture and its well-known and understood reputation for honoring existing owners and staff.

  The second element of the Company's growth strategy is the strategic acquisition of large, multi-location urban properties. In 1995, the Company's strategic acquisitions included Osiris Holding Corporation, a leading cemetery operator in the United States that operated 22 cemeteries, four funeral home/cemetery combinations and one funeral home, and MHI Group, Inc., a publicly traded company that operated 16 funeral homes and five cemeteries in Florida and Colorado. In addition, on March 26, 1996, the Company purchased certain net assets from S.I. Acquisition Associates, L.P., which included 15 funeral homes, two cemeteries and two insurance companies, all located in Louisiana.

  The final element of the Company's growth strategy is its focus on enhancing the revenue and profitability of newly-acquired and established operations. Through the Company's integration process, newly-acquired funeral homes typically show an immediate improvement in gross margins due in part to the significant economies of scale available to the Company. Cemeteries typically show an improvement in gross margin within the first year after acquisition. Over time, the Company has continued to increase the revenue and profitability of its established operations through the introduction of additional merchandising, cost control programs and inflation based pricing. On an ongoing basis, the Company also seeks to improve the market share and earnings of established operations by helping local managers to market services more effectively and to enhance the reputation of their operations in the community.

  As a result of the successful implementation of this growth strategy, the Company has grown significantly. During the period from December 31, 1991 through December 31, 1995, the Company's asset base increased by more than four-fold from $518.5 million to $2.26 billion. Management of the Company's growth is critical to profitability. Managing future growth will continue to be one of the most important responsibilities and challenges facing the Company.

 Acquisitions and Capital Expenditures

  The following table provides historical data on the Company's acquisition program during the years ended December 31, 1995, 1994 and 1993.

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                            1995     1994     1993
                                                           ------   ------   ------
                                                             (DOLLARS IN MILLIONS)
      Funeral homes acquired..............................    177      110       83
      Cemeteries acquired.................................     64       46       33
      Consideration....................................... $487.9   $265.6   $148.0

  From January 1 through March 15, 1996, the Company acquired 32 funeral homes and 24 cemeteries for total consideration of approximately $98 million.

  At the close of business on March 15, 1996, the Company had signed agreements, some of which are non-binding, for the acquisition of 78 additional funeral homes and 70 additional cemeteries aggregating approximately $366 million (including approximately $140 million for S.I., which closed on March 26, 1996) (the "Signed Acquisitions"). The Company expects to close most of the remaining Signed Acquisitions by the end of the second quarter of 1996.

  In addition, as at March 15, 1996, the Company was in the process of evaluating or negotiating prospective acquisitions (in competition with other potential purchasers) with an aggregate purchase price in excess of $600 million. Several of such potential acquisitions, one or more of which may be completed in 1996, would be considered significant based on acquisition price. The Company is not able at this time to determine the number or aggregate purchase price of the prospective acquisitions to which the Company may become committed. The Company does not expect that all such acquisitions will be completed during 1996, if at all.

  In 1995, $14.7 million was invested in the construction of new funeral homes, similar to the $14.1 million expended in 1994. The Company has budgeted $28 million for the construction of new funeral homes in 1996.

  During 1995, the Company expended $21.4 million on capital improvements and the purchase of property and equipment as compared to $17.9 million in 1994. This increase is consistent with the Company's capital budgeting policies, which set limits based on the depreciation expense on property and equipment.

  The Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

RESULTS OF OPERATION

  Detailed below are the Company's operating results for the years ended December 31, 1995, 1994 and 1993, expressed in dollar amounts as well as relevant percentages. Revenue, gross margin data and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings before income taxes.

  For financial reporting purposes, the Company's operations consist of funeral, cemetery and insurance segments. See Note 19 to the Company's 1995 Consolidated Financial Statements in Item 8 of this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                                              -----------------------   --------------------------
                                                                               1995     1994    1993       1995      1994     1993
                                                                              ------   ------  ------     -------   -------  -----
                                                                                   (IN MILLIONS)                (PERCENTAGES)
Revenue
  Funeral.................................................................... $442.8   $353.9  $275.1      73.8%     84.8%    90.8%
  Cemetery...................................................................  143.6     63.4    27.9      23.9      15.2      9.2
  Insurance..................................................................   13.5       --      --       2.3        --       --
                                                                              ------   ------  ------   -------   -------  -------
    Total.................................................................... $599.9   $417.3  $303.0     100.0%    100.0%   100.0%
                                                                              ======   ======  ======   =======   =======  =======
Gross margin
  Funeral.................................................................... $183.9   $143.4  $108.3      41.5%     40.5%    39.4%
  Cemetery...................................................................   39.9     15.5     6.8      27.8      24.3     24.3
  Insurance..................................................................    3.0       --      --      22.3        --       --
                                                                              ------   ------  ------
    Total.................................................................... $226.8   $158.9  $115.1      37.8%     38.1%    38.0%
                                                                              ------   ------  ------
Expenses
  General and administrative................................................. $ 67.7   $ 34.8  $ 28.2      11.3%      8.3%     9.3%
  Depreciation and amortization..............................................   40.1     29.0    21.2       6.7       6.9      7.0
                                                                              ------   ------  ------
Earnings from operations.....................................................  119.0     95.1    65.7      19.8      22.9     21.7
Interest on long-term debt...................................................   50.9     34.2    21.8       8.5       8.2      7.2
Legal settlements and litigation related finance costs.......................  184.9       --      --      30.8        --       --
Dividends on preferred securities of subsidiary..............................    7.1      2.7      --       1.2       0.6       --
Income taxes.................................................................  (47.2)    19.7    15.7     (38.1)     33.9     35.8
                                                                              ------   ------  ------
Net earnings (loss).......................................................... $(76.7)  $ 38.5  $ 28.2     (12.8)%     9.2%     9.3%
                                                                              ======   ======  ======

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  The results for the year ended December 31, 1995 were significantly affected by the Gulf National award in November 1995 and the subsequent settlements of the Gulf National and Provident litigations during the first quarter of 1996. The related costs are reflected primarily in the results for the three months ended December 31,

1995. For that period, the Company recorded a net loss of $113.2 million as compared to net earnings of $11.4 million in the same period of 1994. For the year ended December 31, 1995, the Company recorded a net loss of $76.7 million compared to net earnings of $38.5 million in 1994.

  Consolidated revenue increased 43.8% to $599.9 million in the year ended December 31, 1995 from $417.3 million in 1994, with funeral revenue increasing 25.1% and cemetery revenue increasing 126.4%. Consolidated gross margin increased 42.8% to $226.8 million in 1995 from $158.9 million in 1994. As a percentage of revenue, funeral gross margin increased to 41.5% in 1995 from 40.5% in 1994 and cemetery gross margin increased to 27.8% in 1995 from 24.3% in 1994. As a result of the change in mix between funeral and cemetery operations, the combined gross margin decreased to 37.8% in 1995 from 38.1% for the same period in 1994.

  Funeral revenue increased 25.1% to $442.8 million in 1995 compared with $353.9 million in 1994, primarily due to acquisitions. The funeral revenue from locations in operation for all of 1994 and 1995 ("Established Locations") increased by $7.5 million while corresponding funeral gross margins increased from 40.6% to 42.1%. With the implementation of merchandising programs and inflation-based price increases, the Company was able to more than offset a 1.3% decline in the number of funeral services performed at Established Locations.

  Cemetery revenue increased 126.4% to $143.6 million in 1995 compared with $63.4 million in 1994, primarily due to acquisitions. Cemetery gross margin increased to 27.8% in 1995 from 24.3% in 1994, primarily as a result of increased sales activity and the integration of acquisitions with a higher cemetery gross margin. The cemetery revenue from Established Locations increased by $12 million, while corresponding cemetery gross margins increased from 26.6% to 29.0%, both principally due to a higher level of pre-need sales at higher margins.

  In addition to its focus on quality at-need funeral and cemetery services, the Company provides advanced funeral and cemetery planning to the communities it serves. In 1995, approximately 16.0% of the funeral services performed by the Company were prearranged, an increase from 14.8% in 1994. During 1995, the Company sold approximately 28,000 funeral services to families planning in advance compared with approximately 24,000 funeral services in 1994. In 1995, approximately 60.9% of the Company's cemetery revenue was generated from pre-need cemetery planning compared with 53.1% in 1994. The Company expects that approximately 66% of its cemetery revenue will be generated from pre-need planning in 1996. Notes 1 and 4 to the 1995 Consolidated Financial Statements provide information regarding the accounting treatment of pre-need sales.

  Insurance revenue in 1995 was $13.5 million. The Company determined in 1995 that it would not, as previously planned, sell a life insurance subsidiary which had been acquired in connection with a larger acquisition in 1994 with the intent that it be sold. The subsidiary was accounted for at cost from the date of acquisition to June 30, 1995. Beginning July 1, 1995, the Company reported the operations of the life insurance subsidiary on a consolidated basis. On March 26, 1996, the Company purchased certain net assets of S.I. Acquisitions Associates, L.P., which included two insurance companies.

  United States based operations contributed 91.3% of 1995 consolidated revenue compared with 88.4% in 1994.

  For the year ended December 31, 1995, general and administrative expenses increased 94.7% to $67.7 million from $34.8 million in 1994. As a percentage of consolidated revenue, general and administrative expenses in 1995 were 11.3% as compared with 8.3% in 1994. Included in general and administrative expenses in 1995, and principally in the fourth quarter, are litigation, acquisition and other expenses, including $10.8 million for professional fees and other costs related to the Gulf National and Provident litigation and settlements, and a $3.5 million write-off of acquisition costs. The remaining increase in general and administration expenses can be attributed to an expansion of the Company's infrastructure as a result of the integration of acquired operations.

  Interest expense on long-term debt increased by $16.7 million in 1995 primarily as a result of additional borrowings by the Company to finance its acquisitions. The Company's credit ratings were reduced as a result of the Gulf National award. Unless the credit ratings are raised to the investment grade ratings applied to the Company prior to the Gulf National award, the Company's cost of borrowing in 1996 is likely to be higher than that experienced in 1995.

  The dividends on preferred securities increased from $2.7 million to $7.1 million as a result of the MIPS issued by an affiliated entity in 1994 being outstanding for a full year. See Note 8 to the Company's 1995 Consolidated Financial Statements.

  The Company recorded an expense of $165.0 million for the year ended December 31, 1995 for the Gulf National and Provident settlements announced on January 29, 1996 and February 12, 1996, respectively. The accrual of $135.0 million for the Gulf National settlement consisted of (i) $50.0 million recorded in current liabilities in respect of a cash payment made in February 1996, (ii) $45.0 million recorded in shareholders' equity for the issue of 1.5 million Common shares in February 1996 with a price guarantee of $30 per share in certain circumstances, and (iii) $40.0 million recorded as long-term debt representing the discounted value of a non-interest bearing promissory note dated January 31, 1996 with payments of $4.0 million per annum over 20 years.

  The accrual of $30 million for the Provident settlement consisted of (i) $3.0 million recorded in current liabilities in respect of a payment made March 19, 1996 and (ii) $27.0 million recorded in shareholders' equity for the issue in March 1996 of one million Common shares with a price guarantee of $27 in certain circumstances.

  The deferred income tax benefit of $60.3 million from the Gulf National and Provident settlements has been recorded as a deferred income tax asset. Prior to the tax recovery from the Gulf National and Provident settlements, income taxes were $13.2 million, an effective rate of 32.0%, compared with $19.7 million in 1994, an effective rate of 33.9%. The decrease in the effective tax rate in 1995 was primarily due to the expansion of the Company's international financing arrangements. As a result of the above, the Company shows a net income tax recovery of $47.2 million versus a net income tax expense of $19.7 million in 1994.

  As a result of litigation during 1995 and the resulting Gulf National and Provident settlements, litigation-related finance costs, aggregating $19.9 million, were expensed in 1995. These finance costs consisted of (i) $7.4 million of finance costs incurred as a result of posting a $125 million bond in connection with the appeal of the Gulf National award, (ii) $3.9 million for amendment of bank facilities due to litigation and write-off of related existing deferred financing costs, and (iii) $8.6 million including $7.1 million for the termination of interest rate agreements and a $1.5 million unrealized loss with respect to interest rate agreements entered into in anticipation of a long-term debt issue that was aborted as a result of the Gulf National award. See "Liquidity and Capital Resources."

  The cash provided from operations for 1995 decreased from $43.3 million to $13.2 million primarily as a result of increased expenses associated with the Gulf National litigation and increases in required working capital and other non-cash balances arising from the additional cemetery operations. As at December 31, 1995, there was a working capital deficiency arising from the $53 million accrual for the cash payments required to be made in 1996 under the Gulf National and Provident settlements. The $50 million payment for the Gulf National settlement was funded in 1996 by borrowings under the Company's credit facilities. Cash provided from operations also reflects Common shares and debt to be issued under legal settlements which will be reflected as cash applied to operations in 1996.

 Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

  Consolidated revenue increased 37.7% to $417.3 million in 1994 from $303.0 million in 1993, with funeral revenue increasing 28.6% and cemetery revenue increasing 127.3%. Consolidated gross margin increased 38.0% to $158.9 million in 1994 from $115.1 million in 1993, with funeral gross margin increasing 32.4% and cemetery gross margin increasing 127.0%. As a percentage of revenue, funeral gross margin increased to 40.5% in 1994 from 39.4% in 1993 and cemetery gross margin remained flat at 24.3% in 1994 and 1993.

  Funeral revenue from locations in operation for all of 1993 and 1994 increased $14.6 million, assisted by the implementation of merchandising programs and inflation based price increases. Related costs increased $6.8 million. Funeral gross margin of locations in operation for all of 1993 and 1994 increased to 40.5% in 1994 from 39.8% in 1993. The inclusion of a full year's results from locations acquired or constructed in 1993 generated an additional $25.5 million of funeral revenue in 1994.

  Cemetery revenue increased to $63.4 million in 1994 from $27.9 million in 1993, primarily as a result of cemetery acquisitions.

  Although general and administrative expenses in 1994 increased by $6.5 million, they decreased to 8.3% of consolidated revenue from 9.3% of consolidated revenue in 1993. Ongoing covenant not to compete payments included in general and administrative expenses increased to 2.2% of revenue in 1994 from 2.1% in 1993.

  Interest expense on long-term debt increased by $12.4 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

  Income taxes were $19.7 million in 1994, an effective tax rate of 33.9%, compared to $15.7 million in 1993, an effective tax rate of 35.8%. The decrease in the effective tax rate in 1994 was due to the expansion of the Company's international financing arrangements and several one-time tax savings realized because of the deduction for goodwill permitted by the United States Revenue Reconciliation Act of 1993.

  Net earnings increased 36.6% to $38.5 million in 1994 from $28.2 million in 1993 due to higher revenue noted above coupled with reduced operating expenses as a percentage of revenue. Fully diluted earnings per share increased 27.6% to $0.97 per share in 1994 from $0.76 per share in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that cash generated from operations generally will be sufficient to meet working capital and short-term liquidity requirements for current operations. The Company intends to fund interest payments and dividends on its outstanding Common shares and Series C Preferred Shares from cash flow from operations.

  The Company intends to fund future acquisitions through a combination of debt and equity offerings and borrowings under its credit facilities.

  Based on balances outstanding as at December 31, 1995, minimum required principal repayments will aggregate $69.7 million in 1996 and $99.5 million in 1997. The Company plans to finance principal repayments primarily through the issue of additional debt or borrowings under revolving credit facilities and plans to ensure available financing well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

  The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio will rise to the top of the range before reduction by a subsequent equity issue. At December 31, 1995, the Company's long-term debt/equity ratio was 1.52:1 but will be significantly lower after the 1996 Equity Offering (as defined below) and the 1996 Preferred Share Offering (as defined below).

  The Company's balance sheet at December 31, 1995, as compared to December 31, 1994, reflects changes principally from acquisitions during 1995 as outlined in Note 3 of the 1995 Financial Statements of the Company. In addition, the consolidation of a life insurance subsidiary in 1995 previously accounted for at cost resulted primarily in an increase in insurance invested assets of $79.8 million and an increase in insurance policy liabilities of $71.5 million. The Gulf National and Provident settlements resulted in an increase in the deferred tax asset of $60.3 million and an increase in accrued settlements of $53.0 million.

  During 1995, the Company significantly expanded its cemetery pre-need programs. Cemetery pre-need sales typically have a low upfront cash payment with the remainder as an installment contract receivable over a period of several years. The Company's emphasis on these sales resulted in an increase in both current and long-term receivables.

 Debt and Equity Offerings

  In March 1996, the Company consummated a public offering in Canada of Common Shares for gross proceeds of approximately Cdn.$275 (U.S.$202) million (the "1996 Equity Offering"), and a private placement of Senior Guaranteed Notes in the United States for gross proceeds of $350 million (the "1996 Senior Note Offering").

  In January 1996, TLGI completed a public offering (the "1996 Preferred Share Offering") in Canada and a simultaneous private placement under Rule 144A in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts (the "Series C Receipts") for gross proceeds of Cdn.$220 (U.S.$161) million. The gross proceeds were deposited with an escrow agent. The net proceeds will be released to TLGI from time to time by issuing and depositing with the escrow agent an equal dollar amount of 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred Shares") and used to fund acquisitions. As of March 15, 1996, 489,098 Series C Preferred Shares had been issued and Cdn.$123 (U.S.$90) million had been released from escrow, leaving Cdn.$97 (U.S.$71) million in escrow to fund future acquisitions.

  In May 1995, TLGI completed a public offering of Common shares in the United States and internationally (except Canada) for gross proceeds of $192.9 million.

 Proposed Bank Facility

  On February 14, 1996, LGII signed a commitment letter with a Canadian bank in respect of a five-year $750 million secured revolving credit facility (the "Proposed Bank Facility"). The Proposed Bank Facility has repayment terms and covenants similar to those prevailing under the Company's credit facilities before the Gulf National award, except that the Proposed Bank Facility will be secured by a pledge of the shares of the operating subsidiaries of TLGI and LGII. Such collateral will be shared ratably among certain senior creditors including the holders of the Senior Notes. The Proposed Bank Facility is expected to close on or about April 15, 1996. Initial drawings will be used to repay any outstanding balance under the Multi-Currency Revolver (as defined below). The balance of the Proposed Bank Facility will be used for general corporate purposes, including future acquisitions. The closing of the Proposed Bank Facility is subject to the satisfactory completion of a due diligence review and settlement of definitive documentation.

 Current Credit Facilities and Credit Ratings

  As a result of the Gulf National award and the Gulf National settlement, the Company's ability to borrow further under its current credit facilities is restricted. A number of waivers have been granted under the current credit facilities. The waivers have principally been obtained in connection with the Gulf National award and settlement. In February 1996, the lenders under the Company's credit facilities granted waivers and amendments to take into account the effect of the Gulf National and Provident settlements on the Company's financial results for the year ended December 31, 1995. The waivers and amendments of the Multi-Currency Revolver and the MEIP Facility (as defined below) also provide that the Company will grant security over all of the assets of the Company by April 30, 1996 and the Company's consolidated debt shall be limited to $1,100 million.

  LGII has a $400.0 million unsecured multi-currency revolving credit facility with a bank syndicate which matures in May 2000 and a $100.0 million 364-day unsecured multi-currency revolving credit facility with the same syndicate of banks which matures in May 1996 (together with the $400.0 million facility, the "Multi-Currency Revolver"). On March 20, 1996, $450 million of the approximately $534 million aggregate net proceeds from the 1996 Senior Note Offering and the 1996 Equity Offering was used to pay in full the balance outstanding under the Multi-Currency Revolver. The Company may borrow up to $275 million under the Multi-Currency Revolver to fund future acquisitions and up to $25 million for working capital purposes. Borrowings in excess of $300 million will require the approval of members of the lending syndicate holding 66- 2/3% of the value of the lending commitments outstanding. There can be no assurance that the requisite approval for additional borrowings, if requested, will be obtained. The Company intends to retire the Multi-Currency Revolver in full prior to April 30, 1996 by drawing down on the Proposed Bank Facility.

  TLGI has a Cdn.$50.0 million unsecured revolving credit facility which matures in April 1997 (the "Canadian Revolver"). The lender has capped the Canadian Revolver at Cdn.$45.0 million as a result of the Gulf National award and settlement. A subsidiary of TLGI has a $121.3 million secured term credit facility implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Facility"). No further borrowings are available under this facility. TLGI has a Cdn.$35.0 million five-year unsecured term credit facility with a bank syndicate that will terminate in January 2000 (the "Canadian Term Loan"). LGII provided an unsecured guarantee of the obligations under such credit facility. No further borrowings are available under this facility.

  Certain of the above loan agreements contain various restrictive provisions, including restricting payment of dividends on Common and Preferred shares, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios. For a further description of restrictions on payment of dividends on the Common shares, see
Item 5 of this Form 10-K.

  In March 1996, Duff & Phelps Credit Rating, Standard & Poor's Rating Group and Moody's Investor Services assigned ratings to the 1996 Senior Notes of BBB-. BB+ and Ba1, respectively, affirmed ratings of the MIPS of BB, BB, and Ba3, respectively, and affirmed ratings of the Series C Preferred Shares of BB, BB and not rated, respectively.

 Funding for Acquisitions

  The timing and certainty of completion of the Signed Acquisitions and future acquisitions are based on many factors, including the availability of financing. The Company will continue to finance acquisitions with a combination of debt and equity offerings and borrowings under its credit facilities. The Company believes that it has sufficient funding for all Signed Acquisitions from the escrowed funds remaining from the 1996 Preferred Share Offering, the credit available under the Multi-Currency Revolver and working capital. Funding for future acquisitions will be provided in part by the Proposed Bank Facility and by additional equity and debt offerings and credit facilities. There can be no assurance that funds will be available to complete all future acquisitions. Accordingly, there is no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year. Failure by the Company to consummate acquisitions may result in the payment of liquidated damages or actions alleging breach of contract which, individually or in the aggregate, may have a material adverse effect on the Company's financial condition and prospects for future growth.

 Derivative Transactions

  The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties.

  The Company's practice is to use basic swap and option products to manage its exposure to interest rate movements. Going forward, the Company's strategy is to maintain an average of between 60% and 80% of its debt subject to fixed interest rates, although at any point in time during a period the percentage of debt subject to fixed interest rates may be higher or lower. As at December 31, 1995 the Company's long-term debt had an average interest rate of 7.56% and an average maturity of approximately 4.3 years, and approximately 51% of its total long-term debt was subject to fixed interest rates. Although for financial reporting purposes, the MIPS are not considered long-term debt, if they were included in long-term debt, the Company's long-term debt would have an average interest rate of 7.70% and an average maturity of approximately 5.3 years, and approximately 55% of total long-term debt would be subject to fixed interest rates. See Notes 1 and 9 to the Company's 1995 Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on derivative and financial instruments. Assuming the December 31, 1995 level of debt was outstanding for a full year and subject to the same ratio of fixed and floating interest rates as at December 31, 1995, interest expense would increase by $4.6 million if the floating interest rate increased by 1% for the year.

  The Company also uses basic future and option products to fix the interest rate of anticipated financing transactions in advance. All derivatives are entered into as hedges based on several criteria, including the timing, size and term of the anticipated transaction. Any gain or loss from an effective hedging transaction is deferred and amortized over the life of the financing transaction as an adjustment to interest expense. During 1995, the Company entered into several derivative transactions in order to hedge the rate of interest to be paid in connection with debt offerings planned for 1995. As a result of the Gulf National award, the debt offerings were canceled and the Company wrote-off $7.1 million of realized losses and $1.5 million of unrealized losses in connection with the derivative transactions. At December 31, 1995, the Company had aggregate deferred hedging gains of $3.7 million to be amortized as an adjustment to interest expense.

  The Company continues to maintain a conservative posture with respect to foreign exchange by financing United States based assets with United States based liabilities and Canadian based assets with Canadian based liabilities, including the occasional use of financial derivatives. Fluctuations in the exchange rate between the Canadian and U.S. dollar will not have a material impact on the consolidated results of the Company.

 Sources and Uses of Capital

  The following table summarizes the sources and uses of capital for the past three years based on the Company's Consolidated Statements of Changes in Financial Position.

                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                          1995  1994(1)  1993(1)
                                                         ------ -------  --------
                                                             (IN MILLIONS)
   Sources of capital:
     Cash provided by operations........................ $ 13.2 $ 43.3    $ 47.2
     Issue of common share capital......................  203.1   53.3      54.6
     Issue of preferred securities of subsidiary........    --    75.0       --
     Net change in long-term debt and current note
      payable...........................................  381.2  172.9      84.2
                                                         ------ ------   -------
       Total............................................ $597.5 $344.5    $186.0
                                                         ====== ======   =======
   Uses of capital:
     Business acquisitions (net of debt and liabilities
      assumed).......................................... $487.9 $265.6    $148.0
     Construction of new facilities.....................   14.7   14.1       6.4
     Investments, net...................................   15.7   30.9       0.3
     Net capital expenditures...........................   17.9   13.6      10.2
     Common share dividends.............................    2.4    2.9       1.7
     Increase (decrease) in cash and cash equivalents...   27.3   (2.5)      4.6
     Other..............................................   31.6   19.9      14.8
                                                         ------ ------   -------
       Total............................................ $597.5 $344.5    $186.0
                                                         ====== ======   =======

- --------
(1)Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1) FINANCIAL STATEMENTS:

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 1995 and 1994

             Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

             Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

             Supplementary Data: Quarterly Financial Data (unaudited)

         (2) FINANCIAL STATEMENT SCHEDULE:

             Schedule II--Valuation and Qualifying Accounts

(3)EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
    12   STATEMENT RE COMPUTATION OF RATIOS

  12.2   Statement re Computation of Earnings to Fixed Charges Ratio
          (U.S. GAAP)

    23   CONSENTS OF EXPERTS AND COUNSEL

  23.1   Consent of KPMG Peat Marwick Thorne

(b) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995:

FILING DATE        ITEM NUMBER          DESCRIPTION
- -----------------  -------------------- -----------------------------------------------------------------
November 2, 1995   Item 5. Other Events Press release regarding the Gulf National award.
November 3, 1995   Item 5. Other Events Press release regarding the Company's challenge of the Gulf
                                        National award.
November 6, 1995   Item 5. Other Events Press release regarding third quarter earnings.
November 21, 1995  Item 5. Other Events Press release regarding the Mississippi trial court's upholding of the Gulf National award.
November 22, 1995  Item 5. Other Events Press release regarding reaction to the trial court's decision to uphold the Gulf National award.
November 30, 1995  Item 5. Other Events 1) Press release regarding the Company's motion to reduce the bond requirement relating to the Gulf National award.
                                        2) Press release regarding the Mississippi trial court's
                                        decision not to reduce the Gulf National award.
                                        3) Press release announcing that the Mississippi Supreme
                                        Court granted the Company's stay of execution of the Gulf
                                        National award.
December 13, 1995  Item 5. Other Events Press release announcing TLGI's filing of a preliminary prospectus with all of the Canadian securities commissions relating to a proposed public offering of receipts.
December 21, 1995  Item 5. Other Events 1) Press release regarding the pricing of the receipts.
                                        2) Press release announcing that the Mississippi Supreme
                                        Court continued the Company's interim stay of execution.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE LOEWEN GROUP INC.

June 19, 1996                          /s/ Peter S. Hyndman
- ----------------                       ---------------------------------------
Date                                   Peter S. Hyndman
                                       Vice-President, Law

                               POWER OF ATTORNEY


  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


June 19, 1996                           /s/ Raymond L. Loewen
- ----------------                        ----------------------------------------
Date                                    Raymond L. Loewen
                                        Chairman of the Board, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


June 19, 1996                           /s/ Timothy R. Hogenkamp*
- ----------------                        ----------------------------------------
Date                                    Timothy R. Hogenkamp
                                        President, Chief Operating Officer and
                                        Director (Principal Executive Officer)


June 19, 1996                           /s/ A.M. Bruce Watson*
- ----------------                        ----------------------------------------
Date                                    A.M. Bruce Watson
                                        Executive Vice-President and Director
                                          (Principal Financial Officer)


June 19, 1996                           /s/ Peter W. Roberts*
- ----------------                        ----------------------------------------
Date                                    Peter W. Roberts
                                        Vice-President, Financial Information
                                        Services and Corporate Controller
                                        (Principal Accounting Officer)


June 19, 1996                           /s/ Reverend Kenneth S. Bagnell*
- ----------------                        ----------------------------------------
Date                                    Reverend Kenneth S. Bagnell
                                        Director


June 19, 1996                           /s/ J. Carter Beese, Jr.*
- ----------------                        ----------------------------------------
Date                                    J. Carter Beese, Jr.
                                        Director

June 19, 1996                           /s/ Dr. Earl A. Grollman*
- ----------------                        ----------------------------------------
Date                                    Dr. Earl A. Grollman
                                        Director


June 19, 1996                           /s/ Senator Harold E. Hughes*
- ----------------                        ----------------------------------------
Date                                    Senator Harold E. Hughes
                                        Director


June 19, 1996                           /s/ Peter S. Hyndman*
- ----------------                        ----------------------------------------
Date                                    Peter S. Hyndman
                                        Vice-President, Law and Corporate
                                        Secretary and Director


June 19, 1996                           /s/ Albert S. Lineberry, Sr.*
- ----------------                        ----------------------------------------
Date                                    Albert S. Lineberry, Sr.
                                        Director


June 19, 1996                           /s/ Charles B. Loewen*
- ----------------                        ----------------------------------------
Date                                    Charles B. Loewen
                                        Director


June 19, 1996                           /s/ Robert B. Lundgren*
- ----------------                        ----------------------------------------
Date                                    Robert B. Lundgren
                                        Director


June 19, 1996                           /s/ James D. McLennan*
- ----------------                        ----------------------------------------
Date                                    James D. McLennan
                                        Director


June 19, 1996                           /s/ Ernest G. Penner*
- ----------------                        ----------------------------------------
Date                                    Ernest G. Penner
                                        Director

June 19, 1996        /s/ The Right Honourable John N. Turner, P.C., C.C., Q.C.*
- ----------------     ----------------------------------------------------------
Date                 The Right Honourable John N. Turner, P.C., C.C., Q.C.
                     Director

June 19, 1996        /s/ Paul Wagler*
- ----------------     ----------------------------------------------------------
Date                 Paul Wagler
                     Senior Vice-President, Finance, Chief
                     Financial Officer and Director

*By: /s/ Raymond L. Loewen
  -------------------------------
  Raymond L. Loewen
  Attorney-in-fact

                                 EXHIBIT INDEX


 EXHIBIT NO.  DESCRIPTION OF EXHIBIT
 -----------  ----------------------
   12         STATEMENT RE COMPUTATION OF RATIOS

 12.2         Statement re Computation of Earnings to Fixed Charges Ratio
                (U.S. GAAP)

   23         CONSENTS OF EXPERTS AND COUNSEL

 23.1         Consent of KPMG Peat Marwick Thorne