Form 10-Q
period 1996-06-30
LOEWEN GROUP INC
filed 1996-08-14
CIK 845577

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

For the quarterly period ended June 30, 1996

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

     The number of outstanding Common shares as of August 9, 1996 was
58,933,380.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                                          PAGE
PART I.    FINANCIAL INFORMATION
           ITEM 1.     FINANCIAL STATEMENTS:
           CONSOLIDATED BALANCE SHEETS
                  as of June 30, 1996 and December 31, 1995.............................      1
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                  EARNINGS for the Three Months Ended June 30, 1996 and 1995
                  and the Six Months Ended June 30, 1996 and 1995.......................      2
           CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                  for the Six Months Ended June 30, 1996 and 1995.......................      3
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS...........................      4
           ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS..............................     13
PART II.   OTHER INFORMATION
           ITEM 1.     LEGAL PROCEEDINGS................................................     20
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............     22
           ITEM 5.     OTHER INFORMATION................................................     23
           ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................     24
SIGNATURES..............................................................................     29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS



                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996             1995
                                                                     -----------     ------------
                                                                     (UNAUDITED)
                                          ASSETS
Current assets
  Cash and term deposits...........................................  $    36,521      $   39,454
  Receivables, net of allowances...................................      158,346         115,953
  Inventories......................................................       30,927          27,489
  Prepaid expenses.................................................       10,611           8,185
                                                                     -----------      ----------
                                                                         236,405         191,081
Prearranged funeral services.......................................      257,487         245,854
Long-term receivables, net of allowances...........................      209,944         167,367
Investments........................................................      112,783          86,815
Insurance invested assets..........................................      286,587          97,024
Cemetery property, at cost.........................................      493,023         369,022
Property and equipment.............................................      635,972         551,965
Names and reputations..............................................      521,248         424,944
Deferred income taxes..............................................       56,715          61,959
Other assets.......................................................      109,475          66,949
                                                                     -----------      ----------
                                                                     $ 2,919,639      $2,262,980
                                                                     ===========      ==========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness.............................................  $        --      $   38,546
  Accrued settlements..............................................           --          53,000
  Accounts payable and accrued liabilities.........................       94,151          80,058
  Long-term debt, current portion..................................       68,041          69,671
                                                                     -----------      ----------
                                                                         162,192         241,275
Long-term debt.....................................................    1,027,334         864,838
Other liabilities..................................................      159,751         136,433
Insurance policy liabilities.......................................      211,907          84,898
Deferred prearranged funeral services revenue......................      257,487         245,854
Preferred securities of subsidiary.................................       75,000          75,000
Shareholders' equity
  Share capital....................................................      790,451         490,055
  Share capital issuable under legal settlements...................           --          72,000
  Preferred shares.................................................      157,146              --
  Retained earnings................................................       62,497          36,439
  Foreign exchange adjustment......................................       15,874          16,188
                                                                     -----------      ----------
                                                                       1,025,968         614,682
                                                                     -----------      ----------
                                                                     $ 2,919,639      $2,262,980
                                                                     ===========      ==========
Commitments and contingencies (Notes 6, 7 and 8)

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
                                                  (UNAUDITED)
Revenue
  Funeral.......................................  $133,713     $104,770     $266,972     $211,662
  Cemetery......................................    67,882       33,479      121,206       56,646
  Insurance.....................................    21,561           --       28,062           --
                                                  --------     --------     --------     --------
                                                   223,156      138,249      416,240      268,308
Costs and expenses
  Funeral.......................................    80,203       61,454      157,427      121,231
  Cemetery......................................    45,799       23,989       82,741       40,649
  Insurance.....................................    16,600           --       21,975           --
                                                  --------     --------     --------     --------
                                                   142,602       85,443      262,143      161,880
                                                  --------     --------     --------     --------
                                                    80,554       52,806      154,097      106,428
Expenses
  General and administrative....................    17,179       12,131       33,859       22,637
  Depreciation and amortization.................    13,060        9,090       24,702       17,486
                                                  --------     --------     --------     --------
                                                    30,239       21,221       58,561       40,123
                                                  --------     --------     --------     --------
Earnings from operations........................    50,315       31,585       95,536       66,305
  Interest on long-term debt....................    21,058       12,581       39,546       23,942
                                                  --------     --------     --------     --------
Earnings before dividends on preferred
  securities of subsidiary and income taxes.....    29,257       19,004       55,990       42,363
Dividends on preferred securities of
  subsidiary....................................     1,772        1,772        3,544        3,544
                                                  --------     --------     --------     --------
Earnings before income taxes....................    27,485       17,232       52,446       38,819
Income taxes
  Current.......................................     1,553        3,351        3,721       10,541
  Deferred......................................     6,443        1,541       12,013        1,881
                                                  --------     --------     --------     --------
                                                     7,996        4,892       15,734       12,422
                                                  --------     --------     --------     --------
Net earnings for the period.....................  $ 19,489     $ 12,340     $ 36,712     $ 26,397
Retained earnings, beginning of period..........    51,163      129,549       36,439      115,492
Common share dividends..........................    (4,132)      (2,369)      (6,631)      (2,369)
Preferred share dividends.......................    (4,023)          --       (4,023)          --
                                                  --------     --------     --------     --------
Retained earnings, end of period................  $ 62,497     $139,520     $ 62,497     $139,520
                                                  ========     ========     ========     ========
Basic earnings per share........................  $   0.30     $   0.28     $   0.60     $   0.62
Fully diluted earnings per share................  $   0.30     $   0.28     $   0.60     $   0.62
Dividend per Common share.......................  $   0.07     $   0.05     $   0.12     $   0.05

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
                                                                             (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings.......................................................  $  36,712     $  26,397
  Items not affecting cash
     Depreciation and amortization...................................     24,702        17,486
     Deferred income taxes...........................................     12,013         1,881
     Other...........................................................     10,287         4,022
  Share capital and debt issuable under legal settlements............   (112,000)           --
  Net changes in other non-cash balances.............................   (122,934)      (21,646)
                                                                       ---------     ---------
                                                                        (151,220)       28,140
                                                                       ---------     ---------
Investments
  Business acquisitions..............................................   (361,748)     (178,172)
  Construction of new facilities.....................................     (9,748)       (5,243)
  Investments, net...................................................    (22,147)      (44,088)
  Purchase of property and equipment.................................    (15,168)       (9,128)
  Proceeds on disposition of assets..................................      2,428         2,150
  Other..............................................................     (6,737)      (16,273)
                                                                       ---------     ---------
                                                                        (413,120)     (250,754)
                                                                       ---------     ---------
Financing
  Issue of share capital, before income tax recovery.................    295,773       190,125
  Issue of preferred shares, before income tax recovery..............    154,094            --
  Increases in long-term debt........................................    627,428        13,807
  Repayments of long-term debt.......................................   (448,308)       (5,048)
  Common share dividends.............................................     (6,631)       (2,369)
  Preferred share dividends..........................................     (4,023)           --
  Current note payable...............................................    (38,546)           --
  Other..............................................................    (17,982)       32,055
                                                                       ---------     ---------
                                                                         561,805       228,570
                                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents during the period...     (2,535)        5,956
Effect of foreign exchange adjustment................................       (398)         (134)
Cash and cash equivalents, beginning of period.......................     39,454        11,649
                                                                       ---------     ---------
Cash and cash equivalents, end of period.............................  $  36,521     $  17,471
                                                                       =========     =========
Cash and cash equivalents include
  Cash and term deposits.............................................  $  36,521     $  21,971
  Bank indebtedness, included in current indebtedness................         --        (4,500)
                                                                       ---------     ---------
                                                                       $  36,521     $  17,471
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

     The interim consolidated financial statements (unaudited) include the accounts of all subsidiary companies and in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

NOTE 2. ACQUISITIONS

     During the six months ended June 30, 1996, the Company acquired 78 funeral homes, 57 cemeteries and two insurance companies in the United States, and five funeral homes and one cemetery in Canada, for a total consideration of $361,748,000. Included in these acquisitions is the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for total consideration of approximately $145,000,000. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The assets include 15 funeral homes, two cemeteries and two insurance companies.

     During the six months ended June 30, 1995, the Company acquired 75 funeral homes and 37 cemeteries in the United States and six funeral homes and two cemeteries in Canada.

     All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the consolidated balance sheet is as follows:

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      1996          1995
                                                                    ---------     --------
    Current assets................................................  $  21,756     $  7,580
    Prearranged funeral services..................................     14,668       17,743
    Long-term receivables, net of allowances......................     20,762       28,920
    Investments...................................................         --       10,129
    Insurance invested assets.....................................    185,971           --
    Cemetery property, at cost....................................    129,389      103,963
    Property and equipment........................................     71,801       34,907
    Names and reputations.........................................    104,318       33,538
    Other assets..................................................        599          475
                                                                    ---------     --------
                                                                      549,264      237,255
    Current liabilities...........................................     (6,854)      (4,366)
    Long-term debt................................................    (18,207)      (7,070)
    Other liabilities.............................................    (23,200)     (22,547)
    Insurance policy liabilities..................................   (125,207)          --
    Deferred income taxes.........................................        620       (7,357)
    Deferred prearranged funeral services revenue.................    (14,668)     (17,743)
                                                                    ---------     --------
                                                                    $ 361,748     $178,172
                                                                    =========     ========

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      1996          1995
                                                                    ---------     --------
    Consideration
      Cash, including assumed debt repaid at closing..............  $ 335,501     $173,248
      Debt........................................................     17,481        4,924
      Share capital...............................................      8,766           --
                                                                    ---------     --------
                                                                    $ 361,748     $178,172
                                                                    =========     ========

     Insurance invested assets consist primarily of fixed maturities including collateralized mortgage obligations of approximately $111,700,000 and mortgage-backed securities of approximately $9,200,000 as part of the life insurance portfolio of SI.

     The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended June 30, 1996 as if all such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Revenues.......................................................  $451,860     $347,365
    Net earnings...................................................  $ 35,420     $ 26,802
    Basic earnings per share.......................................  $   0.56     $   0.52
    Fully diluted earnings per share...............................  $   0.56     $   0.52

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

     Summarized financial data for LGII are presented as follows:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE  30,
                                              ---------------------     ---------------------
                                                1996         1995         1996         1995
                                              --------     --------     --------     --------
    Income statement information
      Total revenue.........................  $206,113     $123,340     $382,170     $238,793
      Gross profit..........................    74,097       46,253      140,682       93,270
      Earnings from operations..............    46,877       28,575       88,232       59,978
      Net earnings..........................     5,447        3,804       10,912       11,546

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                  JUNE 30,      DECEMBER 31,
                                                                    1996            1995
                                                                 ----------     ------------
    Balance sheet information
      Current assets...........................................  $  223,270      $  184,289
      Non-current assets.......................................   2,368,445       1,776,425
                                                                 ----------      ----------
      Total assets.............................................   2,591,715       1,960,714
      Current liabilities......................................     135,256         221,555
      Non-current liabilities..................................   2,228,557       1,696,709
                                                                 ----------      ----------
      Total liabilities........................................  $2,363,813      $1,918,264
      Shareholders' equity.....................................     227,902          42,450

NOTE 4. EQUITY FINANCING

     In January 1996, the Company completed a public offering in Canada and a simultaneous private placement in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts for gross proceeds of $220,000,000 Canadian (U.S.$161,000,000). The gross proceeds were deposited with an escrow agent. As of June 30, 1996, 8,800,000 Series C Preferred shares had been deposited with the escrow agent and all of the net proceeds had been released to the Company.

     In March 1996, the Company completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common shares for aggregate gross proceeds of $275,000,000 Canadian (U.S.$201,000,000).

     In April 1996, the underwriters of the above offering exercised an option to purchase an additional 700,000 Common shares from the Company. The net proceeds of approximately $27,000,000 Canadian (U.S.$20,000,000) from the exercise of the option were used for working capital and other corporate purposes, including acquisitions.

NOTE 5. LONG-TERM DEBT

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
Bank revolving credit agreements...................................  $  181,616       $379,488
Bank term loan agreements..........................................     141,672        141,666
9.70% Series A and C senior amortizing notes due in 1998...........      93,750         93,750
9.93% Series B senior amortizing notes due in 2001.................      42,850         42,850
9.62% Series D senior amortizing notes due in 2003.................      60,000         60,000
6.49% Series E senior amortizing notes due in 2004.................      50,000         50,000
7.50% Senior notes due in 2001.....................................     225,000             --
8.25% Senior notes due in 2003.....................................     125,000             --
Present value of notes issued under legal settlements..............      41,264         40,000
Contingent consideration payable on acquisitions...................      27,839         35,260
Other, principally arising from vendor financing of acquired
  operations or long-term debt assumed on acquisitions.............     106,384         91,495
                                                                     ----------       --------
                                                                     $1,095,375       $934,509
Less current portion...............................................      68,041         69,671
                                                                     ----------       --------
                                                                     $1,027,334       $864,838
                                                                     ==========       ========

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

     The Company's primary revolving credit agreement was entered into on May 31, 1996 by LGII and provides for borrowings of up to $750,000,000 with a maturity of May 29, 2001. Initial borrowings under this facility were used to repay in full and retire a previous $400,000,000 revolving credit facility. At June 30, 1996, $162,000,000 was outstanding under the Company's primary revolving credit agreement.

     On May 31, 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement whereby senior lenders would share certain collateral on a pari passu basis. This collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This group consists of lenders under bank revolving credit agreements, the bank term loans, and the senior notes. At June 30, 1996, the indebtedness owed to the senior lenders aggregated $919,888,000.

     The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by the Company of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets).

     The above credit facilities and loan agreements contain various restrictive provisions, including provisions restricting payment of dividends on Common and Preferred shares, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios.

NOTE 6. LEGAL PROCEEDINGS AND CONTINGENCIES

  Class Action Lawsuits

     On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against TLGI and five officers (four of whom are directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P. ("LGCLP") and the lead underwriters ("Underwriters") of the 1994 offering of Monthly Income Preferred Securities by LGII and LGCLP were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against TLGI and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against TLGI, LGII, LGCLP and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

     Each of the three class actions (collectively, the "Class Actions") alleges that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with J.J. O'Keefe, Sr., Gulf National Insurance Company and certain affiliates (collectively, "Gulf National"). The Pennsylvania Class Actions also allege failure to disclose the potential liability in connection with certain litigation with Provident American Corporation and a subsidiary (together, "Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

     In each of the Class Actions, the plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. In addition, the Mississippi Class Action seeks unspecified punitive damages. The longest class period specified is from April 16, 1993 to November 1, 1995. Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi Class Action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania Class Actions. The plaintiffs are expected to

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

file a consolidated amended complaint on or before August 26, 1996. LGII and Loewen expect that the claims in the consolidated complaint will not differ substantially from the claims in each of the Class Actions.

     On June 11, 1996 all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company has agreed to pay the Underwriters costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

     The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On February 9, 1996 the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Actions. As the date hereof, the Supreme Court had not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

     The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

  Roe, et al., Palladino et al., O'Sullivan and Schneider

     In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families (the "Consolidated Complaint") and in July 1996, the Palladino lawsuit was dismissed. The gravamen of the Consolidated Complaint is that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The Consolidated complaint also names TLGI as a defendant (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Consolidated Complaint is seeking damages in excess of $15,000, but the Consolidated Complaint alleges aggregate damages in excess of $40 million. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Consolidated Complaint.

     At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the defense of these claims, subject to a reservation of rights. The policy limit is $11,000,000. No provision with respect to these lawsuits has been made in the Company's financial statements.

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

  Esner Estate

     On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executors for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of TLGI and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

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

     On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined in a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases have been consolidated by the Court. LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion has not yet been ruled upon. No provision with respect to these lawsuits has been made in the Company's financial statements.

  Environmental contingencies and liabilities

     The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental liabilities to be immaterial individually and in the aggregate.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

  Other

     Reference is made to the Company's previously filed periodic reports for additional information regarding the Company's settlements with Gulf National and Provident.

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse affect on the Company's financial position, results of operation or liquidity.

NOTE 7. PROPOSED INVESTMENT IN PRIME SUCCESSION, INC.

     On June 17,1996, the Company and Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") announced the signing of an agreement to acquire the shares of Prime Succession, Inc. ("Prime"). Prime is the largest privately-held funeral services company in North America, with 146 funeral homes and 16 cemeteries across the United States.

     A new entity formed by the Company and Blackstone, Prime Succession Acquisition Corp ("PSAC") will acquire Prime for approximately $320,000,000 including third party liabilities to be paid at closing of $148,200,000. Blackstone will contribute approximately $52,000,000 for a controlling interest in PSAC. The Company will contribute approximately $78,000,000, of which $25,000,000 has been paid to date, and will receive $16,000,000 common equity and approximately $62,000,000 of preferred stock with an annual payment-in-kind of 10%. The Company's investment will be accounted for under the equity method.

     The agreement provides that the Company has a call option that can be exercised on the fourth anniversary of the closing date and for two years thereafter, during which the Company can acquire Blackstone's interest in PSAC. In addition, Blackstone has a put option that can be exercised beginning on the sixth anniversary of the closing date and for two years thereafter, during which Blackstone can require the Company to acquire its interest in PSAC. The option price, in either case, will be based on a formula involving cash flow from operations.

     The acquisition, which is expected to be completed by mid-September 1996, is subject to a number of conditions, including regulatory approval and the ability of PSAC to obtain financing. Until August 15, 1996, PSAC can elect not to proceed with the transaction if PSAC determines that financing cannot be obtained. In such event, the Company has the sole option to (i) forfeit amounts previously paid or (ii) make an additional payment and complete the Prime acquisition directly for its own benefit by November 15, 1996, and forfeit amounts previously paid if the acquisition is not consummated. If the Company ultimately forfeits amounts previously paid, the Company would be required to write off such amounts and related costs and expenses.

NOTE 8. SUBSEQUENT EVENTS

  (a) Acquisitions

     During the period from July 1, 1996 to July 26, 1996, the Company acquired 13 funeral homes and 16 cemeteries. The aggregate cost of these transactions was approximately $30,000,000.

     As at July 26, 1996, the Company has committed to acquire certain funeral homes and related operations, excluding the proposed investment in Prime Succession, Inc., subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions will be approximately $198,000,000.

NOTE 9. UNITED STATES ACCOUNTING PRINCIPLES

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

     The major differences between Canadian and U.S. GAAP during the period from January 1, 1996 to June 30, 1996 results from the application of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and for insurance operations, the effect of which are summarized below:

  (a) Earnings

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------     -------------------
                                                   1996        1995        1996        1995
                                                  -------     -------     -------     -------
    Net earnings in accordance with Canadian
      GAAP......................................  $19,489     $12,340     $36,712     $26,397
    Effects of differences in accounting for:
      Insurance operations (see (c))............     (691)         --        (691)         --
      Stock options.............................       --         (33)         --         (65)
      Income taxes, including income tax effects
         of above...............................      528         127         952         312
                                                  -------     -------     -------     -------
    Net earnings in accordance with
      U.S. GAAP.................................  $19,326     $12,434     $36,973     $26,644
                                                  =======     =======     =======     =======

  (b) Acquisitions

     The effect of acquisitions during the six months ended June 30, 1996 at dates of purchase, as reported in Note 2 would be affected as follows:

                                                     CANADIAN GAAP     DIFFERENCE     U.S. GAAP
                                                     -------------     ----------     ---------
    Cemetery property..............................    $ 129,389        $ 33,581      $162,970
    Present value of insurance policies acquired...           --          15,785        15,785
    Property and equipment.........................       71,801             297        72,098
    Names and reputations..........................      104,318           5,360       109,678
    Insurance policy liabilities...................     (125,207)        (16,082)     (141,289)
    Deferred income tax asset (liability)..........          620         (38,941)      (38,321)

  (c) Insurance operations

  Present value of insurance policies

     Under U.S. GAAP, the Company recognizes an asset that represents the actuarially-determined present value of the projected future profits of the insurance in-force at dates of acquisition. Canadian GAAP does not recognize such an asset. The asset is being amortized to insurance expense over the estimated life of the insurance in-force at the date of acquisition.

  Deferred policy acquisition costs

     Under U.S. GAAP, the Company defers costs related to the production of new business which consist principally of commissions, certain underwriting and agency expenses, and the costs of issuing policies. Deferred policy acquisition costs are amortized over the expected premium-paying periods of the related policies. Canadian GAAP does not permit deferral of such costs. At June 30, 1996, the deferred acquisition costs were approximately $1,300,000.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

  Insurance policy liabilities

     Insurance policy liabilities which represent liabilities for future insurance policy benefits, are accounted for under U.S. GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under U.S. GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

  (d) Unrealized gains and losses

     As a result of differences in accounting for insurance invested assets as described in the Company's financial statements for the year ended December 31, 1995 insurance invested assets under U.S. GAAP would decrease by $2,417,000 and shareholders' equity would decrease by $1,569,000, net of deferred income taxes of $848,000.

  (e) Statement of cash flows

     Cash applied to operations and cash provided by financing would decrease by $101,346,000 because shares and debt issued for legal settlements and declared but unpaid Common and Preference share dividends would be considered as non-cash transactions.

  (f) Earnings per share

     The number of shares in thousands, used in the calculation of earnings per share for the six months ended June 30, 1996 and 1995 were 55,026
(1995 -- 43,556) for primary earnings per share and 55,290 (1995 -- 43,690) for fully diluted earnings per share.

     The number of shares in thousands, used in the calculation of earnings per share for the three months ended June 30, 1996 and 1995 were 59,380
(1995 -- 45,091) for primary earnings per share and 59,513 (1995 -- 45,331) for fully diluted earnings per share.

     The earnings per share under U.S. GAAP are as follows:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                              -------------------         -------------------
                                              1996          1995          1996          1995
                                              -----         -----         -----         -----
    Primary earnings per share..............  $0.29         $0.27         $0.60         $0.61
    Fully diluted earnings per share........  $0.29         $0.27         $0.60         $0.61

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ALL FIGURES ARE IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED. THE "COMPANY" REFERS TO THE LOEWEN GROUP INC., A CORPORATION ORGANIZED UNDER THE LAWS OF BRITISH COLUMBIA, CANADA ("TLGI"), AND ITS SUBSIDIARIES AND ASSOCIATED ENTITIES. THIS REPORT, OTHER DOCUMENTS THAT ARE PUBLICLY DISSEMINATED BY THE COMPANY AND ORAL STATEMENTS THAT ARE MADE ON BEHALF OF THE COMPANY CONTAIN BOTH STATEMENTS OF HISTORICAL FACT AND FORWARD-LOOKING STATEMENTS. EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE (I) PROJECTIONS OF REVENUE, EARNINGS, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS, (II) STATEMENTS OF THE PLANS AND OBJECTIVES OF THE COMPANY OR ITS MANAGEMENT, (III) STATEMENTS OF FUTURE ECONOMIC PERFORMANCE AND (IV) ASSUMPTIONS UNDERLYING STATEMENTS REGARDING THE COMPANY OR ITS BUSINESS. SEE PART II, ITEM 5, OTHER INFORMATION, FOR ADDITIONAL INFORMATION REGARDING FORWARD-LOOKING STATEMENTS, INCLUDING A LIST OF IMPORTANT FACTORS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS.

INTRODUCTION

     The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. The Company also engages in the pre-need selling of funeral, cemetery, and cremation merchandise and services. As at July 26, 1996, the Company operated 909 funeral homes (not all of which are wholly owned) throughout North America. This included 796 funeral homes in the United States (including locations in Puerto Rico) and 113 funeral homes in Canada. In addition, as at such date, the Company operated 247 cemeteries in the United States and six cemeteries in Canada.

     The funeral service industry has a number of attractive characteristics. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 10% of the 23,500 funeral homes and approximately 7% of the 11,000 cemeteries in North America are currently owned and operated by the five largest publicly-traded North American funeral service companies.

     The Company capitalizes on these attractive industry fundamentals through a growth strategy that emphasizes three principal components: (i) acquiring a significant number of small, family-owned funeral homes and cemeteries; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties that generally serve as platforms for acquiring small, family-owned businesses in surrounding regions; and (iii) improving the revenue and profitability of newly-acquired and established operations. As a result of the successful implementation of this strategy, the Company has grown significantly. Managing the Company's growth is critical to profitability, and will continue to be one of the most important responsibilities and challenges facing the Company.

RESULTS OF OPERATIONS

     The Company's operations are directly affected by the level of recent acquisitions and the performance of established operations. Detailed below for the three months and the six months ended June 30, 1996 and the corresponding periods in the prior year are the Company's operating results expressed in dollar amounts as well as relevant percentages. Revenue, gross margin and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings before income taxes.

     Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
1995

                                                              THREE MONTHS         THREE MONTHS
                                                             ENDED JUNE 30,       ENDED JUNE 30,
                                                            -----------------     ---------------
                                                             1996       1995      1996      1995
                                                            ------     ------     -----     -----
                                                              (MILLIONS OF           (PERCENT)
                                                                DOLLARS)
REVENUE
  Funeral.................................................  $133.7     $104.8      59.9%     75.8%
  Cemetery................................................    67.9       33.5      30.4      24.2
  Insurance...............................................    21.6         --       9.7        --
                                                            ------     ------     -----     -----
     Total................................................   223.2      138.3     100.0%    100.0%
                                                            ======     ======     =====     =====
GROSS MARGIN
  Funeral.................................................  $ 53.5     $ 43.3      40.0%     41.3%
  Cemetery................................................    22.1        9.5      32.5      28.3
  Insurance...............................................     5.0         --      23.0        --
                                                            ------     ------
     Total................................................    80.6       52.8      36.1      38.2
                                                            ======     ======
EXPENSES
  General and administrative..............................    17.2       12.1       7.7       8.8
  Depreciation and amortization...........................    13.1        9.1       5.9       6.6
                                                            ------     ------
EARNINGS FROM OPERATIONS..................................    50.3       31.6      22.5      22.8
  Interest on long-term debt..............................    21.0       12.6       9.4       9.1
  Dividends on preferred securities of subsidiary.........     1.8        1.8       0.8       1.3
  Income taxes............................................     8.0        4.9      29.1      28.4
                                                            ------     ------
NET EARNINGS..............................................  $ 19.5     $ 12.3       8.7%      8.9%
                                                            ======     ======

     Consolidated revenue increased 61.4% to $223.2 million for the three months ended June 30, 1996 from $138.3 million for the same period in 1995, with funeral revenue increasing 27.6% and cemetery revenue increasing 102.8%. Consolidated gross margin increased 52.5% to $80.6 million in 1996 from $52.8 million in 1995, with funeral gross margin increasing 23.5% and cemetery gross margin increasing 132.7%. As a percentage of revenue, consolidated gross margin decreased to 36.1% for the three months ended June 30, 1996 from 38.2% for the comparable period in 1995. The decrease in the consolidated gross margin was due to the increased proportion of cemetery and insurance revenue with associated lower margin and the decrease in funeral gross margin.

     Funeral revenue increased to $133.7 million for the three months ended June 30, 1996 from $104.8 million for the same period in 1995, due to acquisitions. Funeral gross margin decreased to 40.0% in 1996 from 41.3% in 1995 due primarily to the impact of acquired operations with lower margins. Funeral revenue increased by $0.8 million from locations in operation for all of the three months ended June 30, 1995 and 1996 while the corresponding funeral gross margin remained constant.

     Cemetery revenue increased to $67.9 million for the three months ended June 30, 1996 from $33.5 million for the same period in 1995, primarily due to acquisitions. Cemetery gross margin increased to 32.5% in 1996 from 28.3% in 1995 principally as a result of a higher level of pre-need sales and a shift in products and services sold. The cemetery revenue from locations in operation for all of the three months ended June 30, 1995 and 1996 increased by $5.1 million while the corresponding cemetery gross margin increased by 2.0% from 30.5% to 32.5%, both principally as a result of a higher level of pre-need sales and a shift in products and services sold.

     Insurance revenue was $21.6 million for the three months ended June 30, 1996. No insurance revenue was reported for the three months ended June 30, 1995. On March 26, 1996, the Company acquired certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for approximately $145 million, which assets included two insurance companies.

     United States based operations contributed 93.6% of the consolidated revenue for the three months ended June 30, 1996 compared with 90.7% for the same period in 1995.

     General and administrative expenses for the three months ended June 30, 1996 increased to $17.2 million from $12.1 million for the same period in 1995. The increase in general and administrative expenses is primarily a result of the expansion of the Company's infrastructure necessary to integrate acquired operations, particularly in the cemetery division. Interest expense on long-term debt increased by $8.5 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

     Income taxes were $8.0 million for the three months ended June 30, 1996, resulting in an effective tax rate of 29.1% compared to $4.9 million for the same period in 1995, and an effective tax rate of 28.4%. This increase is a result of changes made to align the effective year-to-date tax rate to the expected annual tax rate for each of the respective years.

     Net earnings increased 57.9% to $19.5 million for the three months ended June 30, 1996 from $12.3 million for the same period in 1995. Fully diluted earnings per share ("EPS") increased 7.1% to $0.30 per share from $0.28 per share. EPS did not increase as significantly as net earnings primarily as a result of the increased number of Common shares without par value ("Common Shares") outstanding and the effect of dividends on TLGI's 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred Shares").

     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

                                                            SIX MONTHS ENDED        SIX MONTHS
                                                                JUNE 30,          ENDED JUNE 30,
                                                            -----------------     ---------------
                                                             1996       1995      1996      1995
                                                            ------     ------     -----     -----
                                                                 (MILLIONS OF           (PERCENT)
                                                                     DOLLARS)
REVENUE
  Funeral.................................................  $266.9     $211.7      64.2%     78.9%
  Cemetery................................................   121.2       56.6      29.1      21.1
  Insurance...............................................    28.1         --       6.7        --
                                                            ------     ------     -----     -----
  Total...................................................   416.2      268.3     100.0%    100.0%
                                                            ======     ======     =====     =====
GROSS MARGIN
  Funeral.................................................  $109.5     $ 90.4      41.0%     42.7%
  Cemetery................................................    38.5       16.0      31.7      28.2
  Insurance...............................................     6.1         --      21.7        --
                                                            ------     ------
  Total...................................................   154.1      106.4      37.0      39.7
EXPENSES
  General and administrative..............................    33.9       22.6       8.1       8.4
  Depreciation and amortization...........................    24.7       17.5       5.9       6.5
                                                            ------     ------
EARNINGS FROM OPERATIONS..................................    95.5       66.3      23.0      24.7
  Interest on long-term debt..............................    39.6       24.0       9.5       8.9
  Dividends on preferred securities of subsidiary.........     3.5        3.5       0.9       1.3
  Income taxes............................................    15.7       12.4      30.0      32.0
                                                            ------     ------
NET EARNINGS..............................................  $ 36.7     $ 26.4       8.8%      9.8%
                                                            ======     ======

     Consolidated revenue increased 55.1% to $416.2 million for the six months ended June 30, 1996 from $268.3 million for the same period in 1995, with funeral revenue increasing 26.1% and cemetery revenue increasing 114.0%. Consolidated gross margin increased 44.8% to $154.1 million in 1996 from $106.4 million in 1995, with funeral gross margin increasing 21.1% and cemetery gross margin increasing 140.5%. As a percentage of revenue, consolidated gross margin decreased to 37.0% for the six months ended June 30, 1996 from 39.7% for the comparable period in 1995. The decrease in the consolidated gross margin was due to the increased proportion of cemetery and insurance revenue with associated lower margins and the decrease in funeral gross margin.

     Funeral revenue increased to $266.9 million for the six months ended June 30, 1996 from $211.7 million for the same period in 1995, primarily due to acquisitions. Funeral gross margin decreased to 41.0% in 1996 from 42.7% in 1995 due primarily to the impact of acquired operations with lower margins. Funeral revenue increased by $0.7 million from locations in operation for all of the six months ended June 30, 1995 and 1996 while the corresponding funeral gross margin remained constant.

     Cemetery revenue increased to $121.2 million for the six months ended June 30, 1996 from $56.6 million for the same period in 1995, primarily due to acquisitions. Cemetery gross margin increased to 31.7% in 1996 from 28.2% in 1995 principally as a result of a higher level of pre-need sales and a shift in products and services sold. The cemetery revenue from locations in operation for all of the six months ended June 30, 1995 and 1996 increased by $11.1 million while the corresponding cemetery gross margin increased by 4.5% from 27.0% to 31.5%, both principally due to a higher level of pre-need sales and a shift in products and services sold.

     United States based operations contributed 93.1% of the consolidated revenue for the six months ended June 30, 1996 compared with 90.4% for the same period in 1995.

     General and administrative expenses for the six months ended June 30, 1996 increased to $33.9 million from $22.6 million for the same period in 1995. The increase in general and administrative expenses is primarily a result of the controlled expansion of the Company's infrastructure due to the integration of acquired operations, particularly in the cemetery division. Interest expense on long-term debt increased by $15.6 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

     Income taxes were $15.7 million for the six months ended June 30, 1996, resulting in an effective tax rate of 30.0% compared to $12.4 million for the same period in 1995, and an effective tax rate of 32.0%. The decrease in the effective tax rate for the six months ended June 30, 1996 reflects the continuing expansion of the Company's international financing arrangements.

     Net earnings increased 39.1% to $36.7 million for the six months ended June 30, 1996 from $26.4 million for the same period in 1995. EPS decreased 3.2% to $0.60 per share from $0.62 per share primarily as a result of the increased number of Common Shares outstanding and the effect of dividends on TLGI's Series C Preferred Shares. Management's EPS goal for the 1996 fiscal year is $1.30-$1.40. See Item 5.

ACQUISITIONS AND CAPITAL EXPENDITURES

     The Company acquired 83 funeral homes, 58 cemeteries and two insurance companies during the six months ended June 30, 1996 for consideration of approximately $362 million through 83 separate acquisition transactions. Of these acquisitions, 78 funeral homes, 57 cemeteries and the two insurance companies were located in the United States. Included in these acquisitions is the March 1996 purchase of 15 funeral homes, two cemeteries and two insurance companies from S.I. for approximately $145 million. As a result of this acquisition, the Company recorded approximately $186 million of insurance invested assets and approximately $125 million of insurance policy liabilities. During the six months ended June 30, 1995, the Company acquired 81 funeral homes and 39 cemeteries for consideration of approximately $178 million.

     As of July 26, 1996, the Company had signed agreements, some of which are non-binding, for the acquisition of 63 additional funeral homes and 55 additional cemeteries aggregating approximately $198 million (the "Signed Acquisitions"). The Company expects to close most of the Signed Acquisitions by the end of 1996. In addition, as at July 26, 1996, the Company was in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. Several of such potential acquisitions, one or more of which may be completed in 1996, could be considered significant based on acquisition price. The Company is not able at this time to determine the number or aggregate purchase price of the prospective acquisitions to which the Company may become committed. The Company does not expect that all such acquisitions will be completed during 1996, if at all.

     In addition, in June 1996, the Company and Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") announced the signing of an agreement to acquire the shares of Prime Succession, Inc. ("Prime"), the largest privately-held funeral services company in North America, with 146 funeral homes and 16 cemeteries in 20 states. The acquisition, which is to be made by Prime Succession Acquisition Corp. ("PSAC"), a new company formed by the Company and Blackstone, is expected to be completed by mid-September 1996, subject to a number of conditions including regulatory approval and the ability of PSAC to obtain financing for the acquisition. Until August 15, 1996, PSAC can elect not to proceed with the transaction if PSAC determines that financing cannot be obtained. In such event, the Company has the sole option to (i) forfeit amounts previously paid or (ii) make an additional payment and complete the Prime acquisition directly for its own benefit by November 15, 1996 (and forfeit amounts previously paid if the acquisition is not consummated). If the Company ultimately forfeits amounts previously paid, the Company would be required to write-off such amounts and related costs and expenses. Any such write-offs would have a material adverse effect on the Company's financial results for the period and year in which such write-offs occur. See Note 7 to the Company's June 30, 1996 financial statements for additional information regarding the Company's investment in PSAC.

     During the six months ended June 30, 1996, $9.7 million was invested in the construction of new funeral homes and the development of cemetery properties as compared to $5.2 million for the same period in 1995. In addition, during the six months ended June 30, 1996, the Company expended $15.2 million on capital improvements as compared to $9.1 million for the same period in 1995.

     From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company plans to fund future acquisitions through a combination of debt and equity offerings and borrowings under its credit facilities (described below). The Company believes that cash flow from operations generally will be sufficient to meet working capital and short-term liquidity requirements for current operations and to fund interest payments and dividends. The Company plans to finance principal repayments on debt primarily through the issue of additional debt or borrowings under revolving credit facilities and plans to ensure available financing well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

     The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At June 30, 1996 the Company's long-term debt/equity ratio was 1.1:1 as a result of the recently completed 1996 Equity Offering and the 1996 Preferred Share Offering (as defined below).

     The Company's balance sheet at June 30, 1996 , as compared to December 31, 1995, reflects changes principally from acquisitions during 1996 as described further in Note 2 to the Company's June 30, 1996 Financial Statements. The Company's statement of changes in financial position for the six months ended June 30, 1996 reflects cash applied to operations of $151 million, primarily as a result of legal settlements of $165 million recorded in 1995 but funded in the first quarter of 1996.

     During 1995 and 1996 the Company significantly expanded its cemetery pre-need sales programs. Cemetery pre-need sales typically are structured with low initial cash payments by the customer. The balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability. The increase in the level of pre-need sales has resulted in an increase in both current and long-term receivables and other liabilities.

Debt and Equity Offerings

     In January 1996, TLGI completed a public offering (the "1996 Preferred Share Offering") in Canada and a simultaneous private placement in the United States of 8,800,000 receipts convertible into Series C Preferred Shares for gross proceeds of Cdn.$220 (U.S.$161) million. The gross proceeds were deposited with an escrow agent. The net proceeds were released to the Company from time to time to fund acquisitions by depositing with the escrow agent an equal dollar amount of Series C Preferred Shares. By June 1996, 8,800,000 Series C Preferred Shares had been deposited with the escrow agent and all of the net proceeds had been released to the Company.

     In March 1996, Loewen Group International, Inc. ("LGII") consummated a private placement of Senior Guaranteed Notes (the "1996 Senior Notes") in the United States for gross proceeds of $350 million (the "1996 Senior Notes Offering"). Concurrently with the 1996 Senior Notes Offering, TLGI completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common Shares and, in April 1996, sold an additional 700,000 Common Shares (pursuant to the exercise of an over-allotment option) for aggregate gross proceeds of approximately Cdn.$302 (U.S.$221) million (the "1996 Equity Offering"). The proceeds of the 1996 Senior Notes Offering and the 1996 Equity Offering were used to pay down the balance on the Multi-Currency Revolver (described below) and for general corporate purposes including acquisitions.

Debt

     On May 31, 1996, LGII entered into a five-year $750 million secured revolving credit facility (the "1996 Revolving Credit Facility") with a syndicate of banks.

     The Company also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolver"), which was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. A subsidiary of the Company has a $116 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan"), which also was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. The Company has a Cdn.$35 million five-year term loan that will terminate in January 2000 (the "Canadian Term Loan").

     LGII had a $400 million unsecured multi-currency revolving credit facility with a bank syndicate that was scheduled to mature in May 2000 (the "Multi-Currency Revolver"). LGII also had a $100 million 364-day unsecured multi-currency revolving credit facility with the same syndicate of banks that expired on May 10, 1996. On May 31, 1996 the Multi-Currency Revolver was repaid in full and retired.

     As at June 30, 1996, LGII and TLGI had outstanding an aggregate of $246.6 million of senior amortizing notes, issued in five series (Series A through Series E) in 1991, 1993, and 1994 (the "Series A-E Senior Notes"). The Series A-E Senior Notes bear interest at rates ranging from 6.49% to 9.93% and have initial terms of seven to ten years.

     In addition, as at June 30, 1996, LGII had outstanding $350 million of 1996 Senior Notes. The 1996 Senior Notes were issued in two series. One series, in the aggregate principal amount of $225 million bears interest at the rate of 7.5% and has a five-year term, and the other series, in the aggregate principal amount of $125 million, bears interest at the rate of 8.25% and has a seven-year term.

     On May 31, 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement whereby the senior lenders would share certain collateral on a pari passu basis. This collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by TLGI of substantially all of the subsidiaries in which TLGI directly or indirectly holds more than a 50% voting or economic interest and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets). The collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This senior lending group consists of the lenders under the 1996 Revolving Credit Facility, the Canadian Revolver, the MEIP Loan, and the Canadian Term Loan as well as the holders of the Series A-E Senior Notes and the 1996 Senior Notes.

     The above credit facilities and loan agreements contain various restrictive provisions, including provisions restricting payment of dividends on Common and Preferred Shares, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios.

Interest Rate Risk Management

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

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS.

  Class Action Lawsuits

     On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against TLGI and five officers (four of whom are directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P. ("LGCLP") and the lead underwriters ("Underwriters") of the 1994 offering of Monthly Income Preferred Securities by LGII and LGCLP were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against TLGI and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against TLGI, LGII, LGCLP and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

     Each of the three class actions (collectively, the "Class Actions") alleges that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with J.J. O'Keefe, Sr., Gulf National Insurance Company and certain affiliates (collectively, "Gulf National"). The Pennsylvania Class Actions also allege failure to disclose the potential liability in connection with certain litigation with Provident American Corporation and a subsidiary (together, "Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

     In each of the Class Actions, the plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. In addition, the Mississippi Class Action seeks unspecified punitive damages. The longest class period specified is from April 16, 1993 to November 1, 1995. Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi Class Action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania Class Actions. The plaintiffs are expected to file a consolidated amended complaint on or before August 26, 1996. LGII and Loewen expect that the claims in the consolidated complaint will not differ substantially from the claims in each of the Class Actions.

     On June 11, 1996 all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company has agreed to pay the Underwriters costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

     The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On February 9, 1996 the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Actions. As of the date hereof, the Supreme Court had not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

     The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision has been made in the Company's financial statements.

  Roe, et al., Palladino et al., O'Sullivan and Schneider

     In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families (the "Consolidated Complaint") and in July 1996, the Palladino lawsuit was dismissed. The gravamen of the Consolidated Complaint is that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The Consolidated Complaint also names TLGI as a defendant (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Consolidated Complaint is seeking damages in excess of $15,000, but the Consolidated Complaint alleges damages in excess of $40 million. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Consolidated Complaint.

     At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the defense of these claims, subject to a reservation of rights. The policy limit is $11 million. No provision with respect to these lawsuits has been made in the Company's financial statements.

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

  Esner Estate

     On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executors for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of TLGI and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

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

     On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined in a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24.3 million against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases have been consolidated by the Court. LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion has not yet been ruled upon. No provision with respect to these lawsuits has been made in the Company's financial statements.

  Other

     Reference is made to the Company's previously filed periodic reports for additional information regarding the Company's settlements with Gulf National and Provident.

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings to have, individually or in the aggregate, a material adverse affect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     (a) The Annual General Meeting of Shareholders of the Company (the "AGM") was held on May 16, 1996.

     (b) Not applicable, because (i) proxies for the AGM were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected.

     (c) The following matters were voted upon at the AGM:

                                                                  NUMBER OF VOTES
                                               ------------------------------------------------------
                                                                             WITHHELD/       BROKER
          DESCRIPTION OF RESOLUTION               FOR          AGAINST      ABSTENTIONS     NON-VOTES
- ---------------------------------------------  ----------     ---------     -----------     ---------
Election of directors
  Timothy Robert Hogenkamp...................  41,019,235             0       702,745           0
  Raymond Loewen Loewen......................  41,016,650             0       705,330           0
  Robert Bruce Lundgren......................  41,019,330             0       702,650           0
Increase in the Number of Authorized First
  Preferred Shares to 10,920,000 Shares and
  Subdivision of the Series C Preferred
  Shares on a Ten-For-One Basis..............  38,299,011       426,353       135,254           0
Increase in Number of Authorized First
  Preferred Shares to 200,000,000 Shares.....  32,483,041     6,315,763        62,649           0
Increase in the Number of Authorized Common
  Shares to 750,000,000 Shares...............  34,897,234     7,187,146        54,444           0
Amendment to the Employee Stock Option Plan
  (United States) to increase the number of
  Common Shares issuable thereunder
  by 650,000.................................  33,179,604     5,205,495        53,643           0
Amendment to the Employee Stock Option Plan
  (Canada) to increase the number of Common
  Shares issuable thereunder by 350,000......  35,832,519     5,711,327        48,712           0
Appointment of KPMG Peat Marwick Thorne as
  auditors...................................  41,559,538             0       155,919           0
Authorization of directors to fix the
  remuneration to be paid to the auditors....  41,702,480         7,671         9,504           0

     In connection with the AGM, a special resolution to subdivide the Series C Preferred Shares on a ten-for-one basis was approved by the requisite majority of the holders of the Series C Preferred Shares at a meeting of the holders of Series C Preferred Shares.

ITEM 5.  OTHER INFORMATION.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     Management has established a 1996 EPS goal of $1.30-$1.40 and a 1997 EPS goal of $1.65-$1.75. Management believes that 1996 acquisitions will aggregate approximately $600 million. The foregoing statement and certain other statements made in this Form 10-Q, in other filings made with the Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and Section 21E(i) of the Securities Exchange Act of 1934, as amended. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following important factors, among others, could cause the Company's EPS, acquisition levels and other future results to differ materially from estimates, predictions or projections included in forward-looking statements.

     1. Acquisition Levels. The funeral services industry acquisition market is extremely competitive. The Company's competition for acquisitions includes Service Corporation International and Stewart Enterprises, Inc., both of which are publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number of dollar amount or acquisitions in a particular year.

     2. Revenue. The most significant component of increases in revenue is the level of acquisitions, discussed above. In addition, revenue is affected by the volume of services rendered, and the mix and pricing of services and products sold. The foregoing may be affected by fluctuations in the number of deaths, competitive pricing strategies, pre-need sales and other sales programs implemented by the Company.

     3. General and Administrative Expenses. General and administrative expenses were 8.1% of consolidated revenue for the first six months of 1996. Management's goal is that general and administrative expenses for the 1996 fiscal year will be 8.0% of consolidated revenue. While the Company has implemented various cost control measures, no assurances can be made that such measures will be successful.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     Exhibits

           Exhibit No.                                Description
           ------------   --------------------------------------------------------------------
                3         CHARTER DOCUMENTS
                3.1         Certificate of Incorporation, issued by the British Columbia
                            Registrar of Companies (the "Registrar") on October 30, 1985(1)
                3.2         Altered Memorandum of TLGI, filed with the Registrar on June 21,
                            1996
                3.3         Articles of TLGI, restated, filed with the Registrar on March 1,
                            1988, as amended on March 30, 1988, April 21, 1988, May 19, 1989,
                            May 28, 1992, May 20, 1993, June 29, 1994, December 21, 1995 and
                            February 7, 1996(2)
                4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                          INDENTURES
                4.1         Indenture, dated as of March 20, 1996, by and between LGII, TLGI, as guarantor of the obligations of LGII under the Indenture, and
                            Fleet National Bank of Connecticut, as Trustee, with respect to
                            Series, 1, 2, 3 and 4 Senior Guaranteed Notes of LGII(2)
                4.2         Purchase Agreement, dated as of March 13, 1996, by and between
                            LGII, TLGI and the Initial Purchasers(3)
                4.3         Receipt Agreement, dated as of January 3, 1996, for the Cumulative
                            Redeemable Convertible First Preferred Shares Series C of TLGI(2)
                4.4         Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May
                            17, 1995(1)
                4.5         Amended and Restated Multi-currency Credit Agreement, dated as of
                            May 11, 1995, by and between LGII, as borrower, TLGI, as
                            guarantor, the banks named therein as lenders and The First
                            National Bank of Chicago, as agent for the banks named therein as lenders(2)
                4.6         Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, TLGI, as guarantor, the banks named therein as lenders and The First National Bank of Chicago, as agent for the banks named therein as lenders(4)
                4.7         Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Parmers I, Neweol Finance B.V., Electrolux
                            Holdings B.V., Man Producten Rotterdam B.V., Adinvest A.G., and
                            Wachovia Bank of Georgia, N.A.(1)
                4.8         Monthly Income Preferred Securities Guarantee Agreement, dated
                            August 15, 1994(5)
                4.9         Indenture, dated as of August 15, 1994, by and between LGII, as issuer, TLGI, as guarantor, and State Street Bank and Trust
                            Company, as trustee with respect to 9.45% Junior Subordinated
                            Debentures, Series A, due 2024, issued by LGII and guaranteed by the Registrant(5)
                4.10        Exchange Acknowledgment by TLGI, with respect to the 1994
                            Exchangeable Floating Rate Debentures due July 15, 2001 issued by
                            LGII, dated June 15, 1994(1)
                4.11        1994 Management Equity Investment Plan ("MEIP") Credit Agreement,
                            dated as of June 14, 1994, by and between Loewen Management
                            Investment Corporation, in its capacity as agent for LGII
                            ("LMIC"), TLGI and the banks listed therein (the "MEIP Banks") and
                            Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
                            Agent")(1)
                4.12        Guaranty dated as of June 14, 1994 by TLGI in favor of the MEIP
                            Agent for the ratable benefit of the MEIP Banks(1)
                4.13        Guaranty dated as of June 14, 1994 by LGII in favor of the MEIP
                            Agent for the ratable benefit of the MEIP Banks(1)
                4.14        Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent(1)

           Exhibit No.                                Description
           ------------   --------------------------------------------------------------------
                4.15        Note Agreement, dated for reference September 1, 1993, by and between TLGI and LGII re 9.62% Senior Guaranteed Notes, Series D,
                            due September 11, 2003, issued by TLGI ("Series D Notes"), as amended on June 10, 1994(1)
                4.16        Note Agreement by LGII and TLGI re 6.49% Senior Guaranteed Notes,
                            Series E, due February 25, 2004, issued by LGII ("Series E
                            Notes"), dated for reference February 1, 1994(1)
                4.17        Guaranty Agreement by TLGI re Series E Notes, dated for reference
                            February 1, 1994(1)
                4.18        Guaranty Agreement by LGII re Series D Notes, dated for reference
                            April 1, 1993(1)
                4.19        Note Agreement by TLGI and LGII re 9.70% Senior Guaranteed Notes,
                            Series A, due November 1, 1998, issued by LGII ("Series A Notes"),
                            9.93% Senior Guaranteed Notes, Series B, due November 1, 2001,
                            issued by LGII ("Series B Notes"), and 9.70 Senior Guaranteed
                            Notes, Series C, due November 1, 1998, issued by TLGI ("Series C
                            Notes"), dated for reference October 1, 1991(1)
                4.20        Guaranty Agreement by TLGI re Series A Notes and Series B Notes,
                            dated for reference October 1, 1991(1)
                4.21        Guaranty Agreement by LGII re Series C Notes, dated for reference
                            October 1, 1991(1)
                4.22        Form of Senior Guarantee of the Notes (included in Exhibit 4.1)(2)
                4.23        Form of Global Outstanding Note (included in Exhibit 4.1)(2)
                4.24        Form of Physical Outstanding Note (included in Exhibit 4.1)(2)
                4.25        Form of Global Exchange Note(3)
                4.26        Form of Physical Exchange Note(3)
                4.27        Credit Agreement, dated as of May 15, 1996, among LGII, as borrower, TLGI, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(3)
                4.28        Collateral Trust Agreement, dated as of May 15, 1996, among
                            Bankers Trust Company, as trustee, TLGI, LGII and various other pledgers(3)
                4.29        Second Amendment, dated for reference May 15, 1996, to Note
                            Agreements, dated for reference October 1, 1991, among TLGI, LGII and institutions named therein, re Series A Notes, Series B Notes and Series C Notes(3)
                4.30        Second Amendment, dated for reference May 15, 1996, to Note
                            Agreements, dated for reference September 1, 1993, among TLGI,
                            LGII and institutions named therein, re Series D Notes(3)
                4.31        Second Amendment, dated for reference May 15, 1996, to Note
                            Agreements, dated for reference February 1, 1994, among TLGI, LGII and Teachers Insurance and Annuity Association of America, re
                            Series E Notes(3)
                4.32        TLGI hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of TLGI. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of TLGI.
               10         MATERIAL CONTRACTS
               10.1         Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings, Inc. and S.I. Acquisition
                            Associates, L.P.(2)
               10.2         Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and S.I. Acquisition Associates,
                            L.P.(2)

           Exhibit No.                                Description
           ------------   --------------------------------------------------------------------
               10.3         Settlement Agreement and Mutual General Release effective as of
                            February 12, 1996, entered into on March 19, 1996, by and between
                            Provident American Corporation, Provident Indemnity Life Insurance
                            Company, TLGI and LGII(2)
               10.4         Settlement Agreement, dated as of February 1, 1996, by and between
                            TLGI, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf
                            National Life Insurance Company and affiliated entities(2)
               10.5         Shareholders' Agreement, dated as of February 9, 1996, by and between TLGI, LGII, J.J. O'Keefe, Sr., Gulf National Life
                            Insurance Company and affiliated entities, and certain individuals and law firms named therein(2)
               10.6         Undertaking by Raymond L. Loewen and Anne Loewen, dated as of
                            January 3, 1996(5)
               10.7         Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, TLGI and the Initial Purchasers named therein(2)
               10.8         Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII(6)
              *10.9         Employee Stock Option Plan (United States), as restated and amended as at September 19, 1995(2)
              *10.10        Employee Stock Option Plan (Canada), as restated and amended as at
                            September 19, 1995(2)
              *10.11        1994 Outside Director Compensation Plan as amended as on April 7,
                            1995(2)
              *10.12        1994 Management Equity Investment Plan(2)
              *10.13        Form of Executive Agreement executed by participants in the
                            MEIP(1)
              *10.14        Employment Agreement, dated October 9, 1991, by and between TLGI and Timothy A. Birch(1)
              *10.15        Employment Agreement, dated March 21, 1990, by and between TLGI and David FitzSimmons(1)
              *10.16        Employment Agreement, dated April 12, 1991, by and between TLGI and Dwight Hawes(1)
              *10.17        Employment Agreement, dated August 19, 1988, by and between TLGI and Tim Hogenkamp(1)
              *10.18        Employment Agreement, dated March 6, 1990, by and between TLGI and
                            Peter S. Hyndman(1)
              *10.19        Employment Agreement, dated March 17, 1995, by and between TLGI,
                            LGII and Lawrence Miller(1)
              *10.20        Employment Agreement, dated December 18, 1990, by and between TLGI and Peter W. Roberts(1)
              *10.21        Employment Agreement, dated March 17, 1995, by and between TLGI and William R. Shane(1)
              *10.22        Employment Agreement, dated April 27, 1993, by and between TLGI and A.M. Bruce Watson(1)
              *10.23        Employment Agreement, and Covenant Not to Compete, dated November
                            14, 1990, by and between LGII and Albert S. Lineberry, Sr.(1)
              *10.24        Consulting Agreement, dated July 18, 1994, by and between TLGI and
                            Charles B. Loewen, LGII and Corporate Services International
                            Inc.(1)
              *10.25        Employment Agreement, dated December 15, 1994, by and between TLGI and Robert O. Wienke(2)
              *10.26        Severance Agreement, dated June 15, 1995, by and between TLGI and
                            Robert Garnett(2)
              *10.27        Resignation and Release Agreement, effective as of June 30, 1996, by and between TLGI, LGII and Robert O. Wienke

           Exhibit No.                                Description
           ------------   --------------------------------------------------------------------
               11         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               27         FINANCIAL DATA SCHEDULE

- ---------------

   * Compensatory plan or management contract
 (1) Incorporated by reference from TLGI's Annual Report on Form 10-K for the year ended
     December 31, 1994, filed on March 31, 1995
 (2) Incorporated by reference from TLGI's Annual Report on Form 10-K for the year ended
     December 31, 1995, filed on March 28, 1996, as amended
 (3) Incorporated by reference from the S-4 Registration Statement filed with LGII and TLGI
     (Nos. 333-03135 and 333-03135-01) with the Commission on May 13, 1996, as amended
 (4) Incorporated by reference from TLGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995
 (5) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed by the TLGI and LGII, respectively, (Nos. 33-81032 and 33-81034) with the Commission on
     July 1, 1994, as amended on July 11, 1994 and August 2, 1994
 (6) Incorporated by reference from TLGI's Periodic Report on Form 8-K filed on April 18,
     1995

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Registrant during the subject quarter:

  DATE OF REPORT           ITEM NUMBER                           DESCRIPTION
- ------------------    ---------------------    ------------------------------------------------
May 1, 1996           Item 7. Financial        Financial Statements of certain businesses
                      Statements, Pro Forma    acquired by TLGI and unaudited pro forma
                      Financial Information    financial information concerning TLGI's
                      and Exhibits             acquisitions of such businesses.
May 8, 1996           Item 5. Other Events     Press release announcing earnings for the first
                                               quarter of 1996
May 24, 1996          Item 5. Other Events     Press release announcing additions to senior
                                               management
May 31, 1996          Item 5. Other Events     Press release announcing the completion of a
                                               $750 million secured revolving bank line of
                                               credit
June 4, 1996          Item 5. Other Events     Press release announcing cash dividends on the
                                               Company's Common shares and 6% Cumulative
                                               Redeemable Convertible First Preferred Shares,
                                               Series C.
June 6, 1996          Item 5. Other Events     Press release announcing TLGI's new trading
                                               symbol on Nasdaq.
March 26, 1996,       Item 7. Financial        Consolidated financial statements of Ourso
  amended June 10,    Statements, Pro Forma    Investment Corporation and subsidiaries
  1996                Financial Information    (collectively, "Ourso") and unaudited pro forma
                      and Exhibits             financial information concerning TLGI's
                                               acquisitions of Ourso
June 17, 1996         Item 5. Other Events     Press release announcing the formation of a
                                               corporate venture between TLGI and Blackstone
                                               Capital Partners to acquire Prime Succession,
                                               Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LOEWEN GROUP INC.

                                          By:   /s/ PAUL WAGLER
                                             -----------------------------------
                                          Name:     Paul Wagler
Date:          August 13, 1996            Title:    Senior Vice-President,
                                                    Finance
                                                    and Chief Financial Officer

                                          By:   /s/ WILLIAM G. BALLANTYNE
                                             -----------------------------------
                                          Name:     William G. Ballantyne
Date:          August 13, 1996            Title:    Senior Vice-President,
                                                    Financial Control
                                                    and Administration
                                                    (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                              Description
- ------------   ----------------------------------------------------------------
     3         CHARTER DOCUMENTS
     3.1         Certificate of Incorporation, issued by the British Columbia
                 Registrar of Companies (the "Registrar") on October 30,
                 1985(1)
     3.2         Altered Memorandum of TLGI, filed with the Registrar on June
                 21, 1996
     3.3         Articles of TLGI, restated, filed with the Registrar on March
                 1, 1988, as amended on March 30, 1988, April 21, 1988, May 19,
                 1989, May 28, 1992, May 20, 1993, June 29, 1994, December 21,
                 1995 and February 7, 1996(2)
     4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
               INDENTURES
     4.1         Indenture, dated as of March 20, 1996, by and between LGII,
                 TLGI, as guarantor of the obligations of LGII under the
                 Indenture, and Fleet National Bank of Connecticut, as Trustee,
                 with respect to Series, 1, 2, 3 and 4 Senior Guaranteed Notes of LGII(2)
     4.2         Purchase Agreement, dated as of March 13, 1996, by and between
                 LGII, TLGI and the Initial Purchasers(3)
     4.3         Receipt Agreement, dated as of January 3, 1996, for the
                 Cumulative Redeemable Convertible First Preferred Shares
                 Series C of TLGI(2)
     4.4         Shareholder Protection Rights Plan, dated as of April 20,
                 1990, as amended on May 24, 1990 and April 7, 1994 and
                 reconfirmed on May 17, 1995(1)
     4.5         Amended and Restated Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, TLGI, as guarantor, the banks named therein as lenders and The First
                 National Bank of Chicago, as agent for the banks named therein as lenders(2)
     4.6         Multi-currency Credit Agreement, dated as of May 11, 1995, by and between LGII, as borrower, TLGI, as guarantor, the banks named therein as lenders and The First National Bank of
                 Chicago, as agent for the banks named therein as lenders(4)
     4.7         Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Parmers I, Neweol Finance B.V.,
                 Electrolux Holdings B.V., Man Producten Rotterdam B.V.,
                 Adinvest A.G., and Wachovia Bank of Georgia, N.A.(1)
     4.8         Monthly Income Preferred Securities Guarantee Agreement, dated
                 August 15, 1994(5)
     4.9         Indenture, dated as of August 15, 1994, by and between LGII, as issuer, TLGI, as guarantor, and State Street Bank and Trust
                 Company, as trustee with respect to 9.45% Junior Subordinated
                 Debentures, Series A, due 2024, issued by LGII and guaranteed by the Registrant(5)
     4.10        Exchange Acknowledgment by TLGI, with respect to the 1994
                 Exchangeable Floating Rate Debentures due July 15, 2001 issued by LGII, dated June 15, 1994(1)
     4.11        1994 Management Equity Investment Plan ("MEIP") Credit
                 Agreement, dated as of June 14, 1994, by and between Loewen
                 Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), TLGI and the banks listed therein (the
                 "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent")(1)
     4.12        Guaranty dated as of June 14, 1994 by TLGI in favor of the
                 MEIP Agent for the ratable benefit of the MEIP Banks(1)
     4.13        Guaranty dated as of June 14, 1994 by LGII in favor of the
                 MEIP Agent for the ratable benefit of the MEIP Banks(1)

Exhibit No.                              Description
- ------------   ----------------------------------------------------------------
     4.14        Security Agreement, dated as of June 14, 1994, by and between
                 LMIC and the MEIP Agent(1)
     4.15        Note Agreement, dated for reference September 1, 1993, by and between TLGI and LGII re 9.62% Senior Guaranteed Notes, Series
                 D, due September 11, 2003, issued by TLGI ("Series D Notes"), as amended on June 10, 1994(1)
     4.16        Note Agreement by LGII and TLGI re 6.49% Senior Guaranteed
                 Notes, Series E, due February 25, 2004, issued by LGII
                 ("Series E Notes"), dated for reference February 1, 1994(1)
     4.17        Guaranty Agreement by TLGI re Series E Notes, dated for
                 reference February 1, 1994(1)
     4.18        Guaranty Agreement by LGII re Series D Notes, dated for
                 reference April 1, 1993(1)
     4.19        Note Agreement by TLGI and LGII re 9.70% Senior Guaranteed
                 Notes, Series A, due November 1, 1998, issued by LGII ("Series
                 A Notes"), 9.93% Senior Guaranteed Notes, Series B, due
                 November 1, 2001, issued by LGII ("Series B Notes"), and 9.70
                 Senior Guaranteed Notes, Series C, due November 1, 1998,
                 issued by TLGI ("Series C Notes"), dated for reference October
                 1, 1991(1)
     4.20        Guaranty Agreement by TLGI re Series A Notes and Series B
                 Notes, dated for reference October 1, 1991(1)
     4.21        Guaranty Agreement by LGII re Series C Notes, dated for
                 reference October 1, 1991(1)
     4.22        Form of Senior Guarantee of the Notes (included in Exhibit
                 4.1)(2)
     4.23        Form of Global Outstanding Note (included in Exhibit 4.1)(2)
     4.24        Form of Physical Outstanding Note (included in Exhibit 4.1)(2)
     4.25        Form of Global Exchange Note(3)
     4.26        Form of Physical Exchange Note(3)
     4.27        Credit Agreement, dated as of May 15, 1996, among LGII, as borrower, TLGI, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(3)
     4.28        Collateral Trust Agreement, dated as of May 15, 1996, among
                 Bankers Trust Company, as trustee, TLGI, LGII and various
                 other pledgers(3)
     4.29        Second Amendment, dated for reference May 15, 1996, to Note
                 Agreements, dated for reference October 1, 1991, among TLGI,
                 LGII and institutions named therein, re Series A Notes, Series
                 B Notes and Series C Notes(3)
     4.30        Second Amendment, dated for reference May 15, 1996, to Note
                 Agreements, dated for reference September 1, 1993, among TLGI,
                 LGII and institutions named therein, re Series D Notes(3)
     4.31        Second Amendment, dated for reference May 15, 1996, to Note
                 Agreements, dated for reference February 1, 1994, among TLGI,
                 LGII and Teachers Insurance and Annuity Association of
                 America, re Series E Notes(3)
     4.32        TLGI hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of TLGI. None of such instruments not
                 included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of
                 TLGI.
    10         MATERIAL CONTRACTS
    10.1         Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings, Inc. and S.I. Acquisition
                 Associates, L.P.(2)

Exhibit No.                              Description
- ------------   ----------------------------------------------------------------
    10.2         Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and S.I. Acquisition
                 Associates, L.P.(2)
    10.3         Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on March 19, 1996, by and between Provident American Corporation, Provident Indemnity
                 Life Insurance Company, TLGI and LGII(2)
    10.4         Settlement Agreement, dated as of February 1, 1996, by and between TLGI, LGII and affiliated entities and J.J. O'Keefe,
                 Sr., Gulf National Life Insurance Company and affiliated
                 entities(2)
    10.5         Shareholders' Agreement, dated as of February 9, 1996, by and between TLGI, LGII, J.J. O'Keefe, Sr., Gulf National Life
                 Insurance Company and affiliated entities, and certain
                 individuals and law firms named therein(2)
    10.6         Undertaking by Raymond L. Loewen and Anne Loewen, dated as of
                 January 3, 1996(5)
    10.7         Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, TLGI and the Initial Purchasers named
                 therein(2)
    10.8         Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII(6)
   *10.9         Employee Stock Option Plan (United States), as restated and amended as at September 19, 1995(2)
   *10.10        Employee Stock Option Plan (Canada), as restated and amended as at September 19, 1995(2)
   *10.11        1994 Outside Director Compensation Plan as amended as on April
                 7, 1995(2)
   *10.12        1994 Management Equity Investment Plan(2)
   *10.13        Form of Executive Agreement executed by participants in the
                 MEIP(1)
   *10.14        Employment Agreement, dated October 9, 1991, by and between
                 TLGI and Timothy A. Birch(1)
   *10.15        Employment Agreement, dated March 21, 1990, by and between
                 TLGI and David FitzSimmons(1)
   *10.16        Employment Agreement, dated April 12, 1991, by and between
                 TLGI and Dwight Hawes(1)
   *10.17        Employment Agreement, dated August 19, 1988, by and between
                 TLGI and Tim Hogenkamp(1)
   *10.18        Employment Agreement, dated March 6, 1990, by and between TLGI and Peter S. Hyndman(1)
   *10.19        Employment Agreement, dated March 17, 1995, by and between
                 TLGI, LGII and Lawrence Miller(1)
   *10.20        Employment Agreement, dated December 18, 1990, by and between
                 TLGI and Peter W. Roberts(1)
   *10.21        Employment Agreement, dated March 17, 1995, by and between
                 TLGI and William R. Shane(1)
   *10.22        Employment Agreement, dated April 27, 1993, by and between
                 TLGI and A.M. Bruce Watson(1)
   *10.23        Employment Agreement, and Covenant Not to Compete, dated
                 November 14, 1990, by and between LGII and Albert S.
                 Lineberry, Sr.(1)
   *10.24        Consulting Agreement, dated July 18, 1994, by and between TLGI and Charles B. Loewen, LGII and Corporate Services
                 International Inc.(1)
   *10.25        Employment Agreement, dated December 15, 1994, by and between
                 TLGI and Robert O. Wienke(2)

Exhibit No.                              Description
- ------------   ----------------------------------------------------------------
   *10.26        Severance Agreement, dated June 15, 1995, by and between TLGI and Robert Garnett(2)
   *10.27        Resignation and Release Agreement, effective as of June 30,
                 1996, by and between TLGI, LGII and Robert O. Wienke
    11         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    27         FINANCIAL DATA SCHEDULE

- ---------------

   * Compensatory plan or management contract
 (1) Incorporated by reference from TLGI's Annual Report on Form 10-K for the year ended
     December 31, 1994, filed on March 31, 1995
 (2) Incorporated by reference from TLGI's Annual Report on Form 10-K for the year ended
     December 31, 1995, filed on March 28, 1996, as amended
 (3) Incorporated by reference from the S-4 Registration Statement filed with LGII and TLGI
     (Nos. 333-03135 and 333-03135-01) with the Commission on May 13, 1996, as amended
 (4) Incorporated by reference from TLGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995
 (5) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed by TLGI and LGII, respectively, (Nos. 33-81032 and 33-81034) with the Commission on July
     1, 1994, as amended on July 11, 1994 and August 2, 1994
 (6) Incorporated by reference from TLGI's Periodic Report on Form 8-K filed on April 18,
     1995