Form 10-Q
period 1996-09-30
LOEWEN GROUP INC
filed 1996-11-14
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 1-12163

                                ----------------

                             THE LOEWEN GROUP INC.

             (Exact name of registrant as specified in its charter)

                                ----------------

          BRITISH COLUMBIA, CANADA                              98-0121376
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                              4126 NORLAND AVENUE,
                       BURNABY, BRITISH COLUMBIA V5G 3S8

               (Address of principal executive offices)(zip code)

                                  604-299-9321

               Registrant's telephone number, including area code

                                      N/A

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                ----------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check /X/ whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                                ----------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of outstanding Common shares as of November 12, 1996 was 59,089,689.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                                             PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS
                 as of September 30, 1996 and December 31, 1995.........................           1

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 for the Three Months Ended September 30, 1996 and 1995 and the Nine
                 Months Ended September 30, 1996 and 1995...............................           2

           CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                 for the Nine Months Ended September 30, 1996 and 1995..................           3

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS...........................           4

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................          20

PART II.   OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS.................................................          28

           ITEM 5.    OTHER INFORMATION.................................................          31

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................          33

SIGNATURES..............................................................................          39

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                                     DECEMBER 31,
                                                                                                         1995
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1996
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current assets
  Cash and term deposits............................................................   $    24,385    $   39,454
  Receivables, net of allowances....................................................       182,535       115,953
  Inventories.......................................................................        31,624        27,489
  Prepaid expenses..................................................................         9,515         8,185
                                                                                      -------------  ------------
                                                                                           248,059       191,081
Prearranged funeral services........................................................       260,370       245,854
Long-term receivables, net of allowances............................................       246,083       167,367
Investments.........................................................................       173,889        86,815
Insurance invested assets...........................................................       289,598        97,024
Cemetery property, at cost..........................................................       533,335       369,022
Property and equipment..............................................................       657,441       551,965
Names and reputations...............................................................       532,736       424,944
Deferred income taxes...............................................................        54,498        61,959
Other assets........................................................................       125,959        66,949
                                                                                      -------------  ------------
                                                                                       $ 3,121,968    $2,262,980
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness..............................................................   $        --    $   38,546
  Accrued settlements...............................................................            --        53,000
  Accounts payable and accrued liabilities..........................................       103,109        80,058
  Long-term debt, current portion...................................................        79,438        69,671
                                                                                      -------------  ------------
                                                                                           182,547       241,275
Long-term debt......................................................................     1,176,027       864,838
Other liabilities...................................................................       172,636       136,433
Insurance policy liabilities........................................................       210,828        84,898
Deferred prearranged funeral services revenue.......................................       260,370       245,854
Preferred securities of subsidiary..................................................        75,000        75,000

Shareholders' equity
  Share capital.....................................................................       794,525       490,055
  Share capital issuable under legal settlements....................................            --        72,000
  Preferred shares..................................................................       157,146            --
  Retained earnings.................................................................        77,001        36,439
  Foreign exchange adjustment.......................................................        15,888        16,188
                                                                                      -------------  ------------
                                                                                         1,044,560       614,682
                                                                                      -------------  ------------
                                                                                       $ 3,121,968    $2,262,980
                                                                                      -------------  ------------
                                                                                      -------------  ------------

Contingencies (Notes 3, 7, 8, 9, and 10)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  --------------------
                                                        1996       1995       1996       1995
                                                      ---------  ---------  ---------  ---------
                                                                     (UNAUDITED)
Revenue
  Funeral...........................................  $ 130,788  $ 106,263  $ 397,760  $ 317,235
  Cemetery..........................................     77,706     38,887    198,912     95,533
  Insurance.........................................     22,959      8,352     51,021      8,352
                                                      ---------  ---------  ---------  ---------
                                                        231,453    153,502    647,693    421,120
Costs and expenses
  Funeral...........................................     80,427     63,809    237,854    185,040
  Cemetery..........................................     51,033     27,834    133,774     68,483
  Insurance.........................................     16,708      6,555     38,683      6,555
                                                      ---------  ---------  ---------  ---------
                                                        148,168     98,198    410,311    260,078
                                                      ---------  ---------  ---------  ---------
                                                         83,285     55,304    237,382    161,042
Expenses
  General and administrative........................     19,051     13,210     53,932     35,464
  Costs related to hostile takeover proposal........      2,615         --      2,615         --
  Costs of legal proceedings........................         --      2,583         --      2,966
  Depreciation and amortization.....................     14,303     11,212     39,005     28,698
                                                      ---------  ---------  ---------  ---------
                                                         35,969     27,005     95,552     67,128
                                                      ---------  ---------  ---------  ---------
Earnings from operations............................     47,316     28,299    141,830     93,914
Interest on long-term debt..........................     22,925     11,810     62,471     35,752
                                                      ---------  ---------  ---------  ---------
Earnings before dividends on preferred securities of
  subsidiary and income taxes.......................     24,391     16,489     79,359     58,162
Dividends on preferred securities of subsidiary.....      1,772      1,772      5,316      5,316
                                                      ---------  ---------  ---------  ---------
Earnings before income taxes........................     22,619     14,717     74,043     52,846
Income taxes
  Current...........................................      2,560      3,326      6,281     13,867
  Deferred..........................................      3,938      1,408     15,951      3,289
                                                      ---------  ---------  ---------  ---------
                                                          6,498      4,734     22,232     17,156
                                                      ---------  ---------  ---------  ---------
Equity in earnings of associated companies..........        793        126      1,815        816
                                                      ---------  ---------  ---------  ---------
Net earnings for the period.........................  $  16,914  $  10,109  $  53,626  $  36,506
Retained earnings, beginning of period..............     62,497    139,520     36,439    115,492
Common share dividends..............................         --         --     (6,631)    (2,369)
Preferred share dividends...........................     (2,410)        --     (6,433)        --
                                                      ---------  ---------  ---------  ---------
Retained earnings, end of period....................  $  77,001  $ 149,629  $  77,001  $ 149,629
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Basic earnings per share............................  $    0.25  $    0.21  $    0.84  $    0.82
Fully diluted earnings per share....................  $    0.25  $    0.20  $    0.84  $    0.82
Dividend per Common share...........................  $      --  $      --  $    0.12  $    0.05

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                              (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings..........................................................  $  53,626  $  36,506
  Items not affecting cash
    Depreciation and amortization.......................................     39,005     28,698
    Deferred income taxes...............................................     15,951      3,289
    Other...............................................................     18,125      5,563
    Equity in earnings of associated companies..........................     (1,815)      (816)
  Share capital and debt issuable under legal settlements...............   (112,000)        --
  Net changes in other non-cash balances................................   (177,658)   (30,217)
                                                                          ---------  ---------
                                                                           (164,766)    43,023
                                                                          ---------  ---------
Investments
  Business acquisitions.................................................   (437,789)  (351,377)
  Construction of new facilities........................................    (10,932)    (8,564)
  Investments, net......................................................    (82,517)   (23,775)
  Purchase of insurance invested assets.................................    (44,649)        --
  Proceeds on disposition of insurance invested assets..................     37,999         --
  Purchase of property and equipment....................................    (18,207)   (14,958)
  Proceeds on disposition of assets.....................................      2,855     15,692
  Other.................................................................    (15,365)   (31,669)
                                                                          ---------  ---------
                                                                           (568,605)  (414,651)
                                                                          ---------  ---------
Financing
  Issue of share capital, before income tax recovery....................    299,833    199,505
  Issue of preferred shares, before income tax recovery.................    154,094         --
  Increase in long-term debt............................................    800,940    208,123
  Reduction in long-term debt...........................................   (465,664)   (13,395)
  Common share dividends................................................     (6,631)    (2,369)
  Preferred share dividends.............................................     (6,433)        --
  Current note payable..................................................    (38,546)        --
  Other.................................................................    (18,864)      (552)
                                                                          ---------  ---------
                                                                            718,729    391,312
                                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents during the period......    (14,642)    19,684
Effect of foreign exchange adjustment...................................       (427)      (153)
Cash and cash equivalents, beginning of period..........................     39,454     11,649
                                                                          ---------  ---------
Cash and cash equivalents, end of period................................  $  24,385  $  31,180
                                                                          ---------  ---------
                                                                          ---------  ---------
Cash and cash equivalents include
  Cash and term deposits................................................  $  24,385  $  35,180
  Bank indebtedness, included in current indebtedness...................         --     (4,000)
                                                                          ---------  ---------
                                                                          $  24,385  $  31,180
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    The interim consolidated financial statements (unaudited) include the accounts of all subsidiary companies and include all adjustments, consisting of normal recurring adjustments, which in management's opinion are necessary for a fair presentation only of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

NOTE 2. ACQUISITIONS

    During the nine months ended September 30, 1996, the Company acquired 115 funeral homes, 91 cemeteries and two insurance companies in the United States, and nine funeral homes and one cemetery in Canada, for a total consideration of approximately $437,789,000. Included in these acquisitions is the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for approximately $150,000,000, including costs of acquisition. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The assets include 15 funeral homes, two cemeteries and two insurance companies.

    During the nine months ended September 30, 1995, the Company acquired 124 funeral homes and 56 cemeteries in the United States and six funeral homes and two cemeteries in Canada.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the consolidated balance sheet is shown below. Included in these amounts is $11,600,000 representing the present value of total contingent payments related to a 1995 acquisition of approximately $13,500,000 which the Company recorded in the third quarter of 1996 when the outcome of the contingency became determinable.

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Current assets..................................................................  $    8,793  $   12,709
Prearranged funeral services....................................................      17,975      43,094
Long-term receivables, net of allowances........................................      60,386      61,278
Investments.....................................................................      --          10,018
Insurance invested assets.......................................................     185,971      --
Cemetery property, at cost......................................................     161,975     163,005
Property and equipment..........................................................      97,573      64,197
Names and reputations...........................................................     121,865      61,043
Other assets....................................................................       2,747      39,246
                                                                                  ----------  ----------
                                                                                     657,285     454,590
Current liabilities.............................................................     (10,511)     (6,079)
Long-term debt..................................................................     (22,330)     (7,614)
Other liabilities...............................................................     (44,195)    (40,003)
Insurance policy liabilities....................................................    (125,207)     --
Deferred income taxes...........................................................         722      (6,423)
Deferred prearranged funeral services revenue...................................     (17,975)    (43,094)
                                                                                  ----------  ----------
                                                                                  $  437,789  $  351,377
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 2. ACQUISITIONS (CONTINUED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Consideration
  Cash, including assumed debt repaid at closing................................  $  378,596     327,914
  Debt..........................................................................      35,924      15,663
  Share capital.................................................................      11,650       7,800
                                                                                  ----------  ----------
                                                                                  $  437,789  $  351,377
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Insurance invested assets consist primarily of fixed maturities including collateralized mortgage obligations of approximately $111,700,000 and mortgage-backed securities of approximately $9,200,000 as part of the life insurance portfolio of S.I.

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended September 30, 1996 as if all such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Revenues..............................................................  $  693,830  $  554,941
Net earnings..........................................................  $   51,313  $   36,064
Basic earnings per share..............................................  $     0.79  $     0.65
Fully diluted earnings per share......................................  $     0.78  $     0.64

NOTE 3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC.

    On August 26, 1996, Loewen Group International, Inc. ("LGII") acquired 235 Common shares of Prime Succession Holdings, Inc. ("Prime") for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock for $62,000,000. A 10% cumulative annual payment-in-kind dividend is payable on the preferred stock.

    Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 765 Common shares, representing 76.5% of Prime's voting common stock, for $52,000,000. Blackstone and LGII have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime.

    Neither Blackstone nor LGII can, without the consent of the other party, sell or transfer its shares in Prime to a party other than an affiliate of itself.

    Prime is the largest privately-held funeral services company in North America, with 146 funeral homes and 16 cemeteries across the United States.

    LGII accounts for its investment in common stock in Prime on the equity method. Under the equity method, LGII records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the period August 26, 1996 to September 30, 1996, LGII's earnings in Prime were approximately $380,000, consisting of an accrual of approximately $515,000 attributable to the

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. (CONTINUED) payment-in-kind dividend net of approximately $135,000, representing LGII's proportionate share of the loss attributable to common shares of Prime.

    Under a Put/Call Agreement entered into by Blackstone and LGII, LGII has the option to acquire ("Call") Blackstone's common stock interest in Prime commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price calculated pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its common stock interest to LGII commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price calculated pursuant to the Put/Call Agreement.

    The prices calculated for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common stock interest. The calculated equity value is determined at the Put or Call date based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), after deduction of certain liabilities. The multiple to be applied to EBITDA is also determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or common stock of the Company, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, a return of its original investment and a 24.1% return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone's common stock interest is determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Any payment to Blackstone is subject to Blackstone or LGII exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or LGII will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated equity value which is based primarily on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    LGII provides administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. LONG-TERM DEBT

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
Bank revolving credit agreements....................................................   $   330,743    $  379,488
Bank term loan agreements...........................................................       133,281       141,666
9.70% Series A and C senior amortizing notes due in 1998............................        93,750        93,750
9.93% Series B senior amortizing notes due in 2001..................................        42,850        42,850
9.62% Series D senior amortizing notes due in 2003..................................        60,000        60,000
6.49% Series E senior amortizing notes due in 2004..................................        50,000        50,000
7.50% Senior notes due in 2001......................................................       225,000            --
8.25% Senior notes due in 2003......................................................       125,000            --
Present value of notes issued under legal settlements...............................        42,042        40,000
Contingent consideration payable on acquisitions....................................        39,459        35,260
Other, principally arising from vendor financing of acquired operations or long-term
  debt assumed on acquisitions......................................................       113,340        91,495
                                                                                      -------------  ------------
                                                                                       $ 1,255,465    $  934,509
Less current portion................................................................        79,438        69,671
                                                                                      -------------  ------------
                                                                                       $ 1,176,027    $  864,838
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    In March 1996, LGII consummated a private placement of senior notes in the United States for gross proceeds of $350,000,000. In conjunction with the placement of the senior notes, the Company closed out an anticipatory hedge resulting in a gain of $2,821,000 which will be amortized as a reduction of interest expense over the life of the notes. See Note 10(b) regarding the subsequent exchange of these notes for notes registered under the Securities Act of 1933 ("Securities Act").

    The Company's primary revolving credit agreement was entered into on May 31, 1996 by LGII and provides for borrowings of up to $750,000,000 with a maturity of May 29, 2001. Initial borrowings under this facility were used to repay in full and retire a previous $400,000,000 revolving credit facility. At September 30, 1996, $299,500,000 was outstanding under the Company's primary revolving credit agreement.

    On May 31, 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement whereby senior lenders would share certain collateral on a pari passu basis. This collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This group consists of lenders under bank revolving credit agreements, the bank term loans, and the senior notes. At September 30, 1996, the indebtedness owed to the senior lenders, including holders of letters of credit, aggregated $1,097,000,000.

    The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by the Company of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets).

    The above credit facilities and note agreements contain various restrictive provisions, including change in control provisions, provisions restricting payment of dividends on Common and Preferred shares, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios.

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 5. PREFERRED SECURITIES OF SUBSIDIARY

    On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A (MIPS) were issued by Loewen Group Capital, L.P. (LGC) in a public offering for an aggregate amount of U.S. $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. LGII serves as the holding company for United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars.

    Summarized financial data for LGII are presented as follows:

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996       1995*        1996       1995*
                                                                   ----------  ----------  ----------  ----------
Income statement information
  Total revenue..................................................  $  214,535  $  140,049  $  596,705  $  378,842
  Gross profit...................................................      75,158      49,299     215,840     142,569
  Earnings from operations.......................................      43,430      24,570     131,662      85,105
  Net earnings (loss)............................................       1,399     (15,214)     12,311      (3,668)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
Balance sheet information
  Current assets....................................................................   $   227,880    $  184,289
  Non-current assets................................................................     2,539,605     1,776,425
                                                                                      -------------  ------------
  Total assets......................................................................     2,767,485     1,960,714

  Current liabilities...............................................................       131,660       221,555
  Non-current liabilities...........................................................     2,405,996     1,696,709
                                                                                      -------------  ------------
  Total liabilities.................................................................   $ 2,537,656    $1,918,264

  Shareholders' equity..............................................................       229,829        42,450

*Losses incurred during the three months and nine months ended September 30, 1995, are as a result of LGII recording additional intercompany charges payable to the Company. These expenses are eliminated in the consolidated financial statements of the Company.

NOTE 6. SHARE CAPITAL

    In January 1996, the Company completed a public offering in Canada and a simultaneous private placement in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts for gross proceeds of $220,000,000 Canadian (U.S.$161,000,000). The gross proceeds were deposited with an escrow agent and were subsequently exchanged for 8,800,000 Series C Preferred shares, and all of the net proceeds were released to the Company. A holder of Series C Preferred shares will have the right at any time before January 1, 2003, to convert each Series C Preferred share into that number of Common shares determined by dividing Cdn. $25.00 by Cdn. $38.125. Thereafter, a holder of Series C Preferred shares will have the right on January 1, 2003, and on the first business day of each quarter thereafter, to convert all or part of such Series C Preferred shares into that number of Common shares determined by dividing Cdn. $25.00 plus accued and unpaid dividends by the greater of Cdn. $3.00 and 95% of the Current Market Price (as defined) on the date of conversion.

    The Series C Preferred Shares will not be redeemable by the Company prior to July 1, 1999.

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. SHARE CAPITAL (CONTINUED)
    On or after July 1, 1999, the Series C Preferred shares will be redeemable by the Company, upon giving not less than 30 days' notice, at a redemption price equal to Cdn. $25.00 per share together with accrued and unpaid dividends. Prior to July 1, 2001, the redemption will only be effected by the issuance of Common shares, determined by dividing the redemption price by the greater of Cdn. $3.00 and 95% of the Current Market Price at the date of redemption. On and after July 1, 2001, the redemption may be effected by the issuance of Common shares or payment of a cash amount.

    In March 1996, the Company completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common shares for aggregate gross proceeds of $275,000,000 Canadian (U.S.$201,000,000). In April 1996, the underwriters of the March 1996 offering exercised an option to purchase an additional 700,000 Common shares from the Company. The net proceeds of approximately $27,000,000 Canadian (U.S.$20,000,000) from the exercise of the option were used for working capital and other corporate purposes, including acquisitions.

    During the nine months ended September 30, 1996, the Company issued 1,823,882 options under its employee stock option plans. At September 30, 1996, stock options were outstanding in respect of 4,414,881 Common shares of the Company.

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES

  CLASS ACTIONS

    On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC and the lead underwriters of the MIPS offering (the "Underwriters") were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Company's anticipated liability in connection with the Gulf National litigation. The Pennsylvania class actions also alleged failure to disclose the potential liability in connection with the Provident litigation. The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Reference is made to the Company's periodic reports previously filed with the Commission for additional information regarding the Company's settlements with Gulf National and Provident.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Action Complaint: (i) the Company, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934 ("Exchange Act"), (ii) LGII,

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act in connection with the MIPS offering and (iii) the Company, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery.

    The parties have stipulated to the provisional certification of plaintiff classes consisting of: (i) all purchasers of Common shares or MIPS on an American stock exchange or in public offerings during the period from April 16, 1993 through November 1, 1995, with respect to the Exchange Act claims; and (ii) all persons who purchased MIPS pursuant to the public offering in August 1994, with respect to the Securities Act claims. Defendants have retained all rights to conduct discovery on class issues and to move to modify the class definitions or to decertify the classes. Plaintiffs have agreed to stay all proceedings, including all discovery, relating to disclosures about the Provident litigation. Plaintiffs have the right to lift the stay upon written notice, which must be provided 90 days before the end of discovery or the beginning of trial.

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company has agreed to pay the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

    The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Action. As of the date hereto, the Supreme Court has not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's consolidated financial statements.

  DERIVATIVE SUIT

    On September 17, 1996, Service Corporation International ("SCI") publicly announced its desire to combine with the Company in a stock-for-stock transaction and, on October 2, 1996, SCI further announced that it intended to make an unsolicited exchange offer directly to the Company's shareholders. See
Note 8 for additional information.

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against the Company's current directors and one former director and against the Company as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of the Company's current and former shareholders, that the defendants "improperly responded to an offer by

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
SCI to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value," (ii) enjoin the Shareholders Protection Rights Plan in its entirety, (iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, the Company and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of FORUM NON CONVENIENS. The Company believes that the action is without merit and intends to contest the action vigorously, if it should proceed. No provision with respect to this lawsuit has been made in the Company's financial statements.

  SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, SCI filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that the Company falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that the Company lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that the Company's actions have tortiously interfered with SCI's "prospective business relationships" with the Company's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from the Company's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as the Company's alleged failure to disclose certain information respecting the Prime Succession and Rose Hills transactions, constitute violations of Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute. The Company believes that the action is without merit and intends to contest the action vigorously.

    On October 10, 1996, the Company, LGII and Ridge Chapels, Inc., a subsidiary of LGII, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and the Company would violate Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of the Company, if successful, may substantially lessen competition in numerous local markets for (i) the sale of funeral services, (ii) the sale of funeral services on a "preneed" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. The Company also accuses SCI and Equity Corporation International, Inc., a competitor of the Company in which SCI has a 40% interest, of conspiracy to eliminate the Company as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, the Company filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer. The Company filed a Verified First Amended Complaint on October 15, 1996. The Company takes the position that irreparable harm will result from SCI's further pursuit of its unsolicited exchange offer, and accordingly, the Company intends to prosecute its claims zealously.

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    On October 11, 1996, the Company moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action, and a hearing was held on that motion on October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to the Company's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay has been extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin the Company from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain the Company from proceeding in the New York Action (or elsewhere) until it had resolved the Company's pending motion to dismiss. In a telephone conference on October 28, 1996, the District Court declined to enter any injunctive relief at that time. A hearing on the Company's motion to dismiss was held on November 6, 1996. The Company has filed formal objections to the Magistrate's Memorandum. As of November 13, 1996, no rulings have been issued on the motions pending in the Texas Action.

    No provision with respect to these legal proceedings has been made in the Company's financial statements.

  ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families (the "Consolidated Roe Complaint"), and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Company as a defendant (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. A mediation of this matter has been scheduled for November 14, 1996. Plaintiffs' counsel has made a written settlement demand of $10,500,000 for purposes of the mediation. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and it is expected that the Schneider lawsuit will be dismissed shortly.

    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED) defense of these claims, subject to a reservation of rights. The policy limit is $11,000,000. No provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

  ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

  ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

    On March 17, 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED) from Messrs. Miller and Shane. The two cases have been consolidated by the Court. LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion has not yet been resolved.

    No provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

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

NOTE 8. HOSTILE TAKEOVER PROPOSAL BY SERVICE CORPORATION INTERNATIONAL

    On September 17, 1996, SCI publicly distributed a letter to Raymond L. Loewen, Chairman and Chief Executive Officer of the Company, in which SCI expressed an interest in discussing with the Company a stock-for-stock transaction that would value the Common shares at $43 per share. On September 24, 1996, the Board of Directors of the Company unanimously rejected the proposal. On October 2, 1996, SCI announced that it intended to make an unsolicited exchange offer (the "Proposed Offer") directly to the shareholders of the Company. SCI's announcement stated that SCI would offer holders of Common shares $45 worth of common stock of New Service Corporation International, a newly organized holding company ("New SCI") and that SCI would offer holders of Series C Preferred shares $29.51 worth of New SCI common stock. All the shareholders of the Company would also be entitled to elect to receive, in lieu of New SCI common stock, shares of a Canadian subsidiary of New SCI ("Canadian SCI") that would be exchangeable for, and are intended to be equivalent to, shares of New SCI common stock. On October 3, 1996, New SCI and Canadian SCI filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (File No. 333-13391) relating to the Proposed Offer. On October 10, 1996, the Board of Directors of the Company unanimously determined that the Proposed Offer is inadequate and not in the best interests of the Company and its shareholders. The Board of Directors of the Company has recommended that the shareholders of the Company not tender their shares, if and when the Proposed Offer is commenced.

    Effective as of October 10, 1996, in order to attract and retain key executives and managers of the Company in the context of a threatened change in control of the Company, the Board of Directors of the Company, upon the recommendation of the Compensation Committee thereof, approved the execution of individual change-in-control severance agreements ("Severance Agreements") with approximately 80 of the Company's executives and managers ("Executives"). With the exception of Mr. Loewen, each of the executive officers of the Company will be entering into such a Severance Agreement. Under each Severance Agreement, if there is a "change in control" (as defined), an Executive becomes entitled to

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. HOSTILE TAKEOVER PROPOSAL BY SERVICE CORPORATION INTERNATIONAL (CONTINUED) severance pay amounting to one to three years' compensation, and certain other benefits during the "Severance Period" (as defined), if the Executive's employment terminates for any reason other than "cause" (as defined) or if the Executive terminates his or her employment for certain specified reasons. Each Severance Agreement also provides that the Executive is entitled to a retention bonus if the Executive remains employed by the Company for 30 days after a change in control. Benefits under the Severance Agreements can be reduced in certain circumstances.

    In addition, the Board of Directors of the Company adopted a change-in-control severance compensation plan ("Severance Plan") that is designed to provide certain benefits to full-time salaried employees of the Company whose principal duties include corporate or regional management responsibilities. Under the Severance Plan, upon a "change in control" (as defined), each of the participants is entitled to a severance payment if, within 24 months after a change in control, the participant is terminated other than by reason of death, voluntary termination or retirement, or for "Just Cause" (as defined). Benefits payable under the Severance Plan can be reduced in certain circumstances.

    Effective as of October 10, 1996, the Board of Directors of the Company authorized the Company to enter into indemnification agreements with certain of its directors and officers whereby the Company will agree to indemnify such persons against all costs, charges and expenses incurred by reason of being a director or officer of the Company.

    The Company has retained Smith Barney Inc. ("Smith Barney") and Nesbitt Burns Inc. ("Nesbitt Burns") as its financial advisors in connection with SCI's hostile takeover proposal and related matters. The Company has agreed to pay advisory fees to Smith Barney and Nesbitt Burns ranging from $1,000,000 to $5,000,000 and $500,000 to $3,000,000, respectively, payable in cash upon withdrawal of any SCI acquisition proposal. In addition, each of Smith Barney and Nesbitt Burns will be paid a transaction fee (against which the advisory fee will be credited), payable upon consummation of an extraordinary corporate transaction involving the Company, equal to a percentage of the transaction value ranging, in the case of Smith Barney, from 2% for transactions having a transaction value of $25,000,000 or less to 0.2% for transactions having a transaction value of $10,000,000,000 or more, subject to a minimum transaction fee of $500,000 and, in the case of Nesbitt Burns, 1.25% for transactions having a transaction value of $25,000,000 or less to 0.133% for transactions having a transaction value of $10,000,000,000 or more, subject to a minimum transaction fee of $312,500. The Company has also agreed to reimburse Smith Barney and Nesbitt Burns for travel and other out-of-pocket expenses and to indemnify Smith Barney and Nesbitt Burns against certain liabilities, including liabilities under United States and Canadian securities laws, arising out of their engagement.

    The Company has also retained Morrow & Co., Inc. ("Morrow") and D.F. King & Co., Inc. ("King") to assist the Company in connection with its communications with its shareholders with respect to, and to provide other services to the Company in connection with the SCI hostile takeover proposal. The Company has agreed to pay Morrow and King reasonable and customary compensation for their respective services and to reimburse them for their respective out-of-pocket expenses in connection therewith. The Company has agreed to indemnify Morrow and King against certain liabilities arising out of or in connection with their respective engagements.

    The Company has also retained Broadgate Consultants, Inc. ("Broadgate") as the Company's public relations advisor in connection with the SCI hostile takeover proposal. Broadgate will receive reasonable and customary compensation for its services and reimbursement of out-of-pocket expenses in connection therewith. The Company has agreed to indemnify Broadgate against certain liabilities arising out of or in connection with its engagement.

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. HOSTILE TAKEOVER PROPOSAL BY SERVICE CORPORATION INTERNATIONAL
(CONTINUED)
    The Company has expensed approximately $2,615,000 for costs incurred in connection with the SCI hostile takeover proposal including the minimum amounts payable to its financial advisors and estimated fees for legal and other professional services provided through September 30, 1996.

NOTE 9. PROPOSED INVESTMENT IN ROSE HILLS HOLDINGS, INC.

    On September 19, 1996, LGII and Blackstone entered into an agreement to form a new company Rose Hills Holdings, Inc. ("RH Holdings"), which will concurrently acquire through a wholly-owned subsidiary, Rose Hills Acquisition Corp. ("RHAC"), the cemetery related assets and liabilities of Rose Hills Memorial Park Association, which represents the largest single location cemetery in the United States, as well as the separately owned mortuary operations of Roses, Inc. (together "Rose Hills"). RHAC will acquire Rose Hills and properties to be contributed by LGII for approximately $285,000,000, including third party liabilities to be paid at closing and transaction costs.

    LGII will acquire Common shares of RH Holdings for $9,000,000 representing 20.45% of RH Holdings' voting common stock. In addition, LGII will acquire 100% of RH Holdings' non-voting preferred stock, with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. LGII's total investment of $95,000,000 will consist of $72,000,000 in cash and 14 funeral homes and two combination funeral homes and cemetery properties located in California valued at $23,000,000, which will be contributed by LGII. As at September 30, 1996, LGII has paid $2,000,000 in cash and has posted letters of credit for $23,000,000 which letters of credit will be returned to LGII at closing and subsequently cancelled.

    Blackstone will contribute approximately $35,000,000 in exchange for 79.55% of RH Holdings' voting common stock. Blackstone and LGII have the right to designate five and three nominees, respectively, to the RH Holdings Board of Directors. Blackstone will control the strategic operating, investing and financing policies of RH Holdings.

    Neither Blackstone nor LGII can, without the consent of the other party, sell or transfer its shares in RH Holdings to a party other than an affiliate of itself.

    LGII's proposed investment will be accounted for under the equity method whereby LGII will record its proportionate share of net earnings (loss) of RH Holdings after deducting payment-in-kind dividends.

    Under terms agreed upon by Blackstone and LGII, LGII will have the option to Call Blackstone's common stock interest in RH Holdings commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be calculated pursuant to the terms of the agreement. Blackstone will have the option to Put its common stock interest to LGII commencing on the sixth anniversary of the acquisition, and for the period of two years thereafter, at a price calculated pursuant to the agreement.

    The prices for the Call and Put will be based on a formula that calculates the equity value attributable to Blackstone's common stock interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Company, subject to certain conditions, at the Company's option.

    Upon a Call, Blackstone will receive at a minimum, a return of its original investment and a 22.5% return per annum thereon regardless of the calculated equity value. Any additional equity attributable to

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 9. PROPOSED INVESTMENT IN ROSE HILLS HOLDINGS, INC. (CONTINUED) Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or the Company exercising their respective rights under the Put or the Call.

    LGII will provide various management and administrative services to RHAC and subsidiaries under an Administrative Services Agreement. If the Administrative Services Agreement becomes terminable by Blackstone due to LGII's material breach thereof or other failure to comply in any material respect, Blackstone under the Put will receive at a minimum, a return of its original investment and a 25% return per annum thereon which increases to 27.5% in the event of a change in control of the Company or LGII regardless of the calculated equity value.

    The proposed investment which is expected to be completed by late November 1996, is subject to a number of conditions, including the ability of RHAC to obtain financing. Until December 13, 1996, RHAC can elect not to proceed with the transaction if RHAC determines that financing cannot be obtained. In such event, LGII forfeits amounts previously paid or committed under letters of credit. If LGII ultimately forfeits amounts previously paid or committed under letters of credit, LGII would be required to write off such amounts and related costs and expenses.

    In addition, in the event there is a change in control of the Company or LGII prior to consummation of the transactions and the transactions are not consummated by March 31, 1997, the Company will be required to pay a termination fee of $10,000,000 to Blackstone.

    See Note 7 regarding the derivative suit pertaining to the proposed investment in RH Holdings.

NOTE 10. SUBSEQUENT EVENTS

  (A) ACQUISITIONS

    During the period from October 1, 1996 to November 1, 1996, the Company acquired eight funeral homes and 18 cemeteries. The aggregate cost of these transactions was approximately $81,000,000.

    As at November 1, 1996, the Company has committed to acquire certain funeral homes and related operations, excluding the proposed investment in Rose Hills, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions will be approximately $277,000,000.

  (B) DEBT FINANCINGS

    On October 3, 1996, LGII consummated an offer to exchange the 7.50% and the 8.25% senior guaranteed notes issued in March 1996 (the "Series 1 and 2 Notes") for notes which are identical in all material respects to the Series 1 and 2 Notes except that they have been registered under the Securities Act and, accordingly, will not be subject to the same transfer restrictions. The registered notes represent the same indebtedness that had been represented by the Series 1 and 2 Notes exchanged therefor.

    On October 4, 1996, LGII consummated a private placement of two additional series of senior guaranteed notes in the United States for gross proceeds of $350,000,000. Approximately $301,000,000 of

                             THE LOEWEN GROUP INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. SUBSEQUENT EVENTS (CONTINUED)
the net proceeds to LGII from the sale of these notes was used to repay indebtedness under the Company's primary revolving credit agreement. The balance of the net proceeds was used for working capital and other corporate purposes including acquisitions and interest payments on existing senior notes.

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ from GAAP in the United States as described in Note 21 of the Company's consolidated financial statements for the year ended December 31, 1995, and as discussed below.

    The major differences between Canadian and U.S. GAAP during the period from January 1, 1996 to September 30, 1996 results from the application of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and for insurance operations, the effects of which are summarized below:

  (A) EARNINGS

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
Net earnings in accordance with Canadian GAAP....................  $   16,914  $   10,109  $   53,626  $   36,506
Effects of differences in accounting for:
  Insurance operations (see (c)).................................        (742)     --          (1,433)     --
  Stock options..................................................      --             (35)     --            (100)
  Income taxes, including income tax effects of the above........         627         368       1,579         680
                                                                   ----------  ----------  ----------  ----------
Net earnings in accordance with U.S. GAAP........................  $   16,799  $   10,442  $   53,772  $   37,086
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

  (B) ACQUISITIONS

    The effect of acquisitions during the nine months ended September 30, 1996 at dates of purchase, as reported in Note 2, would be affected as follows:

                                                                           CANADIAN GAAP   DIFFERENCE   U.S. GAAP
                                                                          ---------------  ----------  -----------
Cemetery property.......................................................    $   161,975    $   47,518   $ 209,493
Present value of insurance policies acquired............................        --             15,785      15,785
Property and equipment..................................................         97,573           297      97,870
Names and reputations...................................................        121,865         7,892     129,757
Insurance policy liabilities............................................       (125,207)      (16,082)   (141,289)
Deferred income tax asset (liability)...................................            722       (55,410)    (54,688)

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

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
  DEFERRED POLICY ACQUISITION COSTS

    Under U.S. GAAP, the Company defers costs related to the production of new business which consist principally of commissions, certain underwriting and agency expenses, and the costs of issuing policies. Deferred policy acquisition costs are amortized over the expected premium-paying periods of the related policies. Canadian GAAP does not permit deferral of such costs. At September 30, 1996, the deferred acquisition costs were approximately $3,200,000.

  INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future insurance policy benefits, are accounted for under U.S. GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under U.S. GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

  (D) UNREALIZED GAINS AND LOSSES

    Under U.S. GAAP, investments (including insurance invested assets) classified as available for sale are carried at market value, with unrealized holding gains and losses being reflected as a separate component of shareholder equity net of deferred income taxes. Accordingly, at September 30, 1996, insurance invested assets would decrease by $2,059,000 and shareholders' equity would decrease by $1,336,000 (which is net of deferred income taxes).

  (E) STATEMENT OF CASH FLOWS

    Cash applied to operations and cash provided by financing would decrease by $109,590,000 because shares and debt issued for legal settlements and declared but unpaid Preference share dividends would be considered non-cash transactions.

  (F) EARNINGS PER SHARE

    The number of shares in thousands, used in the calculation of earnings per share for the nine months ended September 30, 1996 and 1995 were 56,604 (1995 - 45,610) for primary earnings per share and 57,455 (1995 - 45,764) for fully diluted earnings per share.

    The number of shares in thousands, used in the calculation of earnings per share for the three months ended September 30, 1996 and 1995 were 60,141 (1995 - 49,166) for primary earnings per share and 60,641 (1995 - 49,320) for fully diluted earnings per share.

    The earnings per share under U.S. GAAP are as follows:

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                         ----------------------  ----------------------
                                                            1996        1995        1996        1995
                                                         ----------  ----------  ----------  ----------
Primary earnings per share.............................  $     0.24  $     0.21  $     0.84  $     0.81
Fully diluted earnings per share.......................  $     0.24  $     0.21  $     0.82  $     0.81

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All figures are in United States dollars unless otherwise indicated. The "Company" refers to The Loewen Group Inc., a corporation organized under the laws of British Columbia, Canada ("TLGI"), and its subsidiaries and associated entities. This report, other documents that are publicly disseminated by the Company and oral statements that are made on behalf of the Company contain or may contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. See Part II, Item 5, Other Information, for additional information regarding forward-looking statements, including a list of important factors, risks and uncertainties that could cause actual results to differ materially from any forward-looking statements.

INTRODUCTION

  THE COMPANY

    The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. The Company also engages in the pre-need selling of funeral, cemetery, and cremation merchandise and services. As at November 1, 1996, the Company operated 946 funeral homes throughout North America. This included 827 funeral homes in the United States (including locations in Puerto Rico) and 119 funeral homes in Canada. In addition, as at such date, the Company operated 283 cemeteries in the United States and six cemeteries in Canada. As at the close of business on November 1, 1996, the Company had negotiated agreements for the acquisition of a further 89 funeral homes and 91 cemeteries in the United States.

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

    On September 17, 1996, Service Corporation International ("SCI") publicly announced its desire to combine with the Company in a stock-for-stock transaction and on October 2, 1996, SCI further announced that it intended to make an unsolicited exchange offer ("Proposed Offer") directly to the Company's shareholders. The Board of Directors has recommended that the shareholders of the Company not tender their shares, if and when SCI's offer is commenced. See
Part II, Item 1, Legal Proceedings, for certain information regarding lawsuits filed in connection with the Proposed Offer, and see Part II, Item 5, Other Information, for additional information regarding the Proposed Offer and certain related matters.

    The Company's results for the three months and the nine months ended September 30, 1996 included expenses of approximately $2.6 million representing costs incurred to date in connection with the Proposed Offer. As discussed in more detail below, such costs reduced fully diluted earnings per share for the three months ended September 30, 1996 by $0.04 cents per share. To the extent that the Company continues to incur significant costs in connection with the Proposed Offer, the Company's earnings will be adversely affected.

RESULTS OF OPERATIONS

    The Company's operations are directly affected by the level of recent acquisitions and the performance of established operations. Detailed below for the three months and the nine months ended September 30, 1996 and the corresponding periods in the prior year are the Company's operating results expressed in dollar amounts as well as relevant percentages. Revenue, gross margin and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings before income taxes.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1995

                                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1996       1995       1996       1995
                                                                      ---------  ---------  ---------  ---------
                                                                          (MILLIONS OF           (PERCENT)
                                                                            DOLLARS)
REVENUE
  Funeral...........................................................  $   130.8  $   106.3       56.5%      69.3%
  Cemetery..........................................................       77.7       38.8       33.6       25.3
  Insurance.........................................................       23.0        8.4        9.9        5.4
                                                                      ---------  ---------  ---------  ---------
    Total...........................................................      231.5      153.5      100.0%     100.0%
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
GROSS MARGIN
  Funeral...........................................................  $    50.3  $    42.5       38.5%      40.0%
  Cemetery..........................................................       26.7       11.0       34.3       28.4
  Insurance.........................................................        6.3        1.8       27.2       21.5
                                                                      ---------  ---------
    Total...........................................................       83.3       55.3       36.0       36.0
EXPENSES
  General and administrative........................................       19.1       13.2        8.2        8.6
  Costs relating to hostile takeover proposal.......................        2.6         --        1.2         --
  Costs of legal proceedings........................................         --        2.6         --        1.7
  Depreciation and amortization.....................................       14.3       11.2        6.2        7.3
                                                                      ---------  ---------
EARNINGS FROM OPERATIONS............................................       47.3       28.3       20.4       18.4
  Interest on long-term debt........................................       22.9       11.8        9.9        7.7
  Dividends on preferred securities of subsidiary...................        1.8        1.8        0.7        1.1
                                                                      ---------  ---------
EARNINGS BEFORE INCOME TAXES........................................       22.6       14.7        9.8        9.6
  Income taxes......................................................        6.5        4.7       28.7       32.2
  Equity earnings in associated companies...........................       (0.8)      (0.1)      (0.3)      (0.1)
                                                                      ---------  ---------
NET EARNINGS........................................................  $    16.9  $    10.1        7.3%       6.6%
                                                                      ---------  ---------
                                                                      ---------  ---------

    Consolidated revenue increased 50.8% to $231.5 million for the three months ended September 30, 1996 from $153.5 million for the same period in 1995, with funeral revenue increasing 23.1% and cemetery revenue increasing 99.8%. Consolidated gross margin increased 50.6% to $83.3 million in 1996 from $55.3 million in 1995, with funeral gross margin increasing 18.6% and cemetery gross margin increasing 141.3%. As a percentage of revenue, consolidated gross margin remained constant at 36.0% for the three months ended September 30, 1996 and 1995.

    Funeral revenue increased to $130.8 million for the three months ended September 30, 1996 from $106.3 million for the same period in 1995, due to acquisitions. For locations in operation for all of the three months ended September 30, 1995 and 1996, ("Existing Locations") the gross margin decreased to 39.9% from 40.8% as a result of a decrease in revenue of $1.0 million and a $0.2 million increase in costs. The result of the lower margins for Existing Locations combined with the impact of acquired operations with lower margins decreased the consolidated funeral gross margin to 38.5% in 1996 from 40.0% in 1995.

    Cemetery revenue increased to $77.7 million for the three months ended September 30, 1996 from $38.8 million for the same period in 1995, primarily due to acquisitions. Cemetery gross margin increased to 34.3% in 1996 from 28.4% in 1995 principally as a result of a higher level of pre-need sales and a shift to increased sales of interment services. Historically, many of the Company's cemeteries had focused their marketing activities primarily on the pre-need sale of cemetery interment rights and related merchandise. Recently, management has implemented programs designed to provide existing pre-need cemetery customers, who are already committed to Company owned cemeteries, and new customers with the ability to purchase interment services on a pre-need basis. The cemetery revenue from locations in operation for all of the three months ended September 30, 1995 and 1996 increased by $38.7 million while the corresponding cemetery gross margin increased to 34.3% from 28.7%, both principally as a result of a higher level of pre-need sales and a shift to increased sales of pre-need interment services.

    Insurance revenue increased to $23.0 million for the three months ended September 30, 1996 from $8.4 million for the same period in 1995. The increase was due primarily to the continued integration of the March 26, 1996 acquisition of certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for approximately $150 million (including related costs), which assets included two insurance companies. The increase in the gross margin for insurance operations to 27.2% for the three months ended September 30, 1996 over previous quarters in 1996 reflects primarily the impact of certain non-recurring revisions to actuarial assumptions in the amount of $1.6 million as well as continuing improvements in operating performance.

    United States based operations contributed 93.7% of the consolidated revenue for the three months ended September 30, 1996 compared with 92.2% for the same period in 1995.

    General and administrative expenses for the three months ended September 30, 1996 increased to $19.1 million from $13.2 million for the same period in 1995. The increase in general and administrative expenses is primarily a result of the expansion of the Company's infrastructure necessary to integrate acquired operations, particularly in the cemetery division. Interest expense on long-term debt increased by $11.1 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

    The costs relating to the hostile takeover proposal by SCI are composed primarily of financial advisory and legal fees. See Note 8 to the Company's September 30, 1996 Financial Statements for more information regarding such costs. To the extent that the Company continues to incur significant costs relating to the hostile takeover proposal, the Company's earnings will be adversely affected.

    Income taxes were $6.5 million for the three months ended September 30, 1996, resulting in an effective tax rate of 28.7% compared to $4.7 million for the same period in 1995, and an effective tax rate of 32.2%. The decrease in the effective tax rate for the three months ended September 30, 1996 is a result of changes made to align the effective year-to-date tax rate to the expected annual tax rate for 1996, offset by the non-deductible costs relating to the hostile takeover proposal. The expected annual tax rate is declining due to the expansion of the Company's international financing arrangements.

    Net earnings increased 67.3% to $16.9 million for the three months ended September 30, 1996 from $10.1 million for the same period in 1995. For the three months ended September 30, 1996, fully diluted earnings per share ("EPS") increased 25.0% to $0.25 per share from $0.20 per share for the same period in 1995. EPS did not increase as significantly as net earnings primarily as a result of the increased number of Common shares without par value ("Common Shares") outstanding and the effect of dividends on TLGI's

6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred Shares").

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1995

                                                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1996       1995       1996       1995
                                                                      ---------  ---------  ---------  ---------
                                                                          (MILLIONS OF           (PERCENT)
                                                                            DOLLARS)
REVENUE
  Funeral...........................................................  $   397.8  $   317.2       61.4%      75.3%
  Cemetery..........................................................      198.9       95.5       30.7       22.7
  Insurance.........................................................       51.0        8.4        7.9        2.0
                                                                      ---------  ---------  ---------  ---------
    Total...........................................................      647.7      421.1      100.0%     100.0%
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
GROSS MARGIN
  Funeral...........................................................  $   159.9  $   132.2       40.2%      41.7%
  Cemetery..........................................................       65.1       27.0       32.7       28.3
  Insurance.........................................................       12.4        1.8       24.2       21.5
                                                                      ---------  ---------
  Total.............................................................      237.4      161.0       36.7       38.2
EXPENSES
  General and administrative........................................       54.0       35.4        8.3        8.4
  Costs related to hostile takeover proposal........................        2.6         --        0.5         --
  Cost of legal proceedings.........................................         --        3.0         --        0.7
  Depreciation and amortization.....................................       39.0       28.7        6.0        6.8
                                                                      ---------  ---------
EARNINGS FROM OPERATIONS............................................      141.8       93.9       21.9       22.3
  Interest on long-term debt........................................       62.5       35.8        9.7        8.5
  Dividends on preferred securities of subsidiary...................        5.3        5.3        0.8        1.3
                                                                      ---------  ---------
EARNINGS BEFORE INCOME TAXES........................................       74.0       52.8       11.4       12.5
  Income taxes......................................................       22.2       17.1       30.0       32.5
  Equity earnings in associated companies...........................       (1.8)      (0.8)      (0.3)      (0.2)
                                                                      ---------  ---------
NET EARNINGS........................................................  $    53.6  $    36.5        8.3%       8.7%
                                                                      ---------  ---------
                                                                      ---------  ---------

    Consolidated revenue increased 53.8% to $647.7 million for the nine months ended September 30, 1996 from $421.1 million for the same period in 1995, with funeral revenue increasing 25.4% and cemetery revenue increasing 108.2%. Consolidated gross margin increased 47.4% to $237.4 million in 1996 from $161.0 million in 1995, with funeral gross margin increasing 21.0% and cemetery gross margin increasing 140.8%. As a percentage of revenue, consolidated gross margin decreased to 36.7% for the nine months ended September 30, 1996 from 38.2% for the comparable period in 1995. The decrease in the consolidated gross margin was due to the increased proportion of cemetery and insurance revenue with associated lower margins and the decrease in funeral gross margin.

    Funeral revenue increased to $397.8 million for the nine months ended September 30, 1996 from $317.2 million for the same period in 1995, due to acquisitions. For locations in operation for all of the nine months ended September 30, 1995 and 1996, ("Existing Locations") the gross margin decreased to 41.5% from 42.1% as a result of a decrease in revenue of $0.3 million and a $1.5 million increase in costs. The result of the lower margins for Existing Locations combined with the impact of acquired operations with lower margins decreased the consolidated funeral gross margin to 40.2% in 1996 from 41.7% in 1995.

    Cemetery revenue increased to $198.9 million for the nine months ended September 30, 1996 from $95.5 million for the same period in 1995, primarily due to acquisitions. Cemetery gross margin increased to 32.7% in 1996 from 28.3% in 1995 principally as a result of a higher level of pre-need sales and a shift to increased sales of interment services.

    The cemetery revenue from locations in operation for all of the nine months ended September 30, 1995 and 1996 increased by $103.4 million while the corresponding cemetery gross margin increased to 32.7% from 28.3%, both principally due to a higher level of pre-need sales and a shift to increased sales of pre-need interment services.

    Insurance revenue was $51.0 million for the nine months ended September 30, 1996 from $8.4 million for the same period in 1995 partially due to the fact that the Company did not record insurance revenue for the six months ended June 30, 1995. During that period, the Company owned a life insurance subsidiary acquired in connection with a 1994 acquisition but because the Company intended to dispose of the subsidiary, revenue was not consolidated or identified separately. Beginning July 1, 1995, the Company reported the operations of the subsidiary on a consolidated basis. The remaining increase is due to the continued integration of the March 26, 1996 acquisition of certain net assets of S.I.. The increase in the gross margin for insurance operations to 24.2% for the nine months ended September 30, 1996 over previous quarters in 1996 reflects primarily the impact of certain non-recurring revisions to actuarial assumptions in the amount of $3.2 million as well as continuing improvements in operating performance.

    United States based operations contributed 93.3% of the consolidated revenue for the nine months ended September 30, 1996 compared with 90.9% for the same period in 1995.

    General and administrative expenses for the nine months ended September 30, 1996 increased to $54.0 million from $35.4 million for the same period in 1995. The increase in general and administrative expenses is primarily a result of the expansion of the Company's infrastructure due to the integration of acquired operations, particularly in the cemetery division. Interest expense on long-term debt increased by $26.7 million, primarily as a result of additional borrowings by the Company to finance its acquisitions and capital expenditures.

    Income taxes were $22.2 million for the nine months ended September 30, 1996, resulting in an effective tax rate of 30.0% compared to $17.1 million for the same period in 1995, and an effective tax rate of 32.5%. The decrease in the effective tax rate for the nine months ended September 30, 1996 is a result of changes made to align the effective year-to-date tax rate to the expected annual tax rate for 1996. The expected annual tax rate is declining due to the expansion of the Company's international financing arrangements.

    Net earnings increased 46.9% to $53.6 million for the nine months ended September 30, 1996 from $36.5 million for the same period in 1995. For the nine months ended September 30, 1996, EPS increased 2.4% to $0.84 per share from $0.82 per share for the same period in 1995. EPS did not increase as significantly as net earnings primarily as a result of the increased number of Common Shares outstanding and the effect of dividends on TLGI's Series C Preferred Shares. Management's EPS goal for the 1996 fiscal year is $1.30-$1.40 before costs relating to the hostile takeover proposal by SCI. See Part II, Item 5.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 124 funeral homes, 92 cemeteries and two insurance companies during the nine months ended September 30, 1996 for consideration of approximately $438 million through 124 separate acquisition transactions. Of these acquisitions, 115 funeral homes, 91 cemeteries and the two insurance companies were located in the United States and the balance were located in Canada. Included in these acquisitions is the March 1996 purchase of 15 funeral homes, two cemeteries and two insurance companies from S.I. for approximately $150 million (including related costs). As a result of this acquisition, the Company recorded approximately $186 million of insurance invested assets and approximately $125 million of insurance policy liabilities. During the nine months ended September 30, 1995, the Company acquired 130 funeral homes and 58 cemeteries for consideration of approximately $351 million.

    As of November 1, 1996, the Company had signed agreements, some of which are non-binding, for the acquisition of 89 additional funeral homes and 91 additional cemeteries aggregating approximately $277 million. The Company expects to close a majority of such acquisitions prior to the end of 1996. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the

Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    On September 20, 1996, the Company announced that LGII and Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") had formed a new company, Rose Hills Holdings, Inc. ("RH Holdings") which will concurrently acquire through a wholly-owned subsidiary, Rose Hills Acquisition Corp., the cemetery and mortuary operations and assets of The Rose Hills Memorial Park Association and Roses, Inc., of Los Angeles (together, "Rose Hills") for approximately $240 million. The principal assets of Rose Hills are the Rose Hills Memorial Park, the largest cemetery in North America, and a mortuary that serves more families annually than any other single mortuary location in the United States. Blackstone will contribute $35 million to RH Holdings, for which it will receive a controlling interest in RH Holdings. Blackstone will also control the Board of Directors of RH Holdings. LGII will contribute $72 million in cash and an affiliate of LGII will contribute 14 funeral homes and two combination funeral homes/ cemetery operations located in Los Angeles and Orange counties that are valued at $23 million, for which LGII and the affiliate will receive $9 million of common and $86 million of preferred stock with an annual payment-in-kind dividend of 10%, respectively, of RH Holdings. The remainder of the $240 million purchase price will be funded with debt from banks and other financial institutions. The $240 million purchase price, together with the $23 million in contributed properties, repayment of certain indebtedness and transaction costs, bring the aggregate transaction costs to $285 million. The transaction, which is expected to close by late November 1996, is subject to a number of conditions, including the availability of financing. LGII may be required to forfeit amounts previously paid, including amounts issued under letters of credit, in certain circumstances if the transaction is not consummated.

    On August 26, 1996, Prime Succession Holdings, Inc. ("Prime"), a company formed by Blackstone and LGII, acquired the shares of Prime Succession, Inc., the largest privately-held funeral services company in North America, with 146 funeral homes and 16 cemeteries in 20 states, for approximately $295 million. Blackstone contributed approximately $52 million, for which it received a controlling interest in Prime. Blackstone also controls the Board of Directors of Prime. LGII contributed $78 million and received $16 million in common stock and $62 million of preferred stock with an annual payment-in-kind dividend of 10%.

    With respect to each of RH Holdings and Prime, LGII has a call option that can be exercised on the fourth anniversary of the respective closing dates and for two years thereafter, whereby LGII can acquire Blackstone's interest in RH Holdings or Prime, as the case may be. In addition, Blackstone has a put option that can be exercised beginning on the sixth anniversary of the respective closing dates and for two years thereafter, whereby Blackstone can require LGII to acquire Blackstone's interest in RH Holdings or Prime, as the case may be. The option price, in each case, is based on a formula involving earnings before interest taxes, depreciation and amortization.

    See Notes 3 and 9 to the Company's September 30, 1996 Financial Statements for additional information regarding RH Holdings and Prime, including further discussions of the put and call options.

LIQUIDITY AND CAPITAL RESOURCES

    The Company plans to fund future acquisitions through a combination of debt and equity offerings and borrowings under its credit facilities (described below). The Company believes that cash flow from operations generally will be sufficient to meet working capital and short-term liquidity requirements for current operations and to fund interest payments and dividends on outstanding Common and preferred shares. The Company plans to finance principal repayments on debt primarily through the issue of additional debt or borrowings under revolving credit facilities and plans to ensure available financing well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At September 30, 1996 the Company's long-term debt/equity ratio was 1.2:1.

    The Company's balance sheet at September 30, 1996 , as compared to December 31, 1995, reflects changes principally from acquisitions during 1996 as described further in Note 2 to the Company's September 30, 1996 Financial Statements. The Company's statement of changes in financial position for the nine months ended September 30, 1996 reflects cash applied to operations of $165 million, primarily as a result of legal settlements of $165 million recorded in 1995 but funded in the first quarter of 1996.

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

  1996 DEBT AND EQUITY OFFERINGS

    In January 1996, TLGI completed a public offering (the "1996 Preferred Share Offering") in Canada and a simultaneous private placement in the United States of 8,800,000 Series C Preferred Shares for gross proceeds of Cdn.$220 (U.S.$161) million. The gross proceeds were deposited with an escrow agent. The net proceeds were released to the Company from time to time to fund acquisitions by depositing with the escrow agent an equal dollar amount of Series C Preferred Shares. By June 1996, 8,800,000 Series C Preferred Shares had been deposited with the escrow agent and all of the net proceeds had been released to the Company. Each Series C Preferred Share is convertible into .6557 of a Common share at the option of the holder of Series C Preferred Shares, subject to certain conditions. See Note 6 to the Company's September 30, 1996 Financial Statements for additional information regarding the Series C Preferred Shares.

    In March 1996, Loewen Group International, Inc. ("LGII") consummated a private placement of two series of senior guaranteed notes (the "Series 1 and 2 Notes") in the United States for gross proceeds of $350 million (the "Series 1 and 2 Senior Notes Offering"). Concurrently with the 1996 Senior Notes Offering, TLGI completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common shares and, in April 1996, sold an additional 700,000 Common shares (pursuant to the exercise of an over-allotment option) for aggregate gross proceeds of approximately Cdn.$302 (U.S.$221) million (the "1996 Equity Offering"). The proceeds of the Series 1 and 2 Senior Notes Offering and the 1996 Equity Offering were used to pay down the balance on the Multi-Currency Revolver (described below) and for general corporate purposes including acquisitions.

    On October 3, 1996, LGII consummated an offer to exchange the Series 1 and 2 Notes for senior guaranteed notes which are identical in all material respects to the Series 1 and 2 Notes except that they have been registered under the Securities Act and, accordingly, will not be subject to the same transfer restrictions (the "Series 1 and 2 Exchange Notes"). The Series 1 and 2 Exchange Notes represent the same indebtedness that had been represented by the Series 1 and 2 Notes exchanged therefor.

    On October 4, 1996, LGII consummated a private placement of two additional series of senior guaranteed notes (the "Series 3 and 4 Notes") in the United States for gross proceeds of $350 million (the "Series 3 and 4 Senior Notes Offering"). Approximately $301 million of the net proceeds to LGII from the sale of the Series 3 and 4 Senior Notes Offering was used to repay indebtedness under the 1996 Revolving Credit Facility (described below). The balance of the net proceeds will be used for working capital and other corporate purposes, including acquisitions and interest repayments on existing senior notes.

  DEBT

    On May 31, 1996, LGII entered into a five-year $750 million secured revolving credit facility (the "1996 Revolving Credit Facility") with a syndicate of banks.

    The Company also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolver"), which was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. A subsidiary of the Company has a $108 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan"), which also was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. The Company has a Cdn.$35 million five-year term loan that will terminate in January 2000 (the "Canadian Term Loan").

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

    As at September 30, 1996, LGII and TLGI had outstanding an aggregate of $246.6 million of senior amortizing notes, issued in five series (Series A through Series E) in 1991, 1993, and 1994 (the "Series A-E Senior Notes"). The Series A-E Senior Notes bear interest at rates ranging from 6.49% to 9.93% and have initial terms of seven to ten years.

    In addition, as at September 30, 1996, LGII had outstanding $350 million of 1996 Senior Notes. The 1996 Senior Notes were issued in two series. One series, in the aggregate principal amount of $225 million bears interest at the rate of 7.5% and has a five-year term, and the other series, in the aggregate principal amount of $125 million, bears interest at the rate of 8.25% and has a seven-year term.

    On May 31, 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement whereby the senior lenders would share certain collateral on a PARI PASSU basis. This collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by TLGI of substantially all of the subsidiaries in which TLGI directly or indirectly holds more than a 50% voting or economic interest and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets). The collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This senior lending group consists of the lenders under the 1996 Revolving Credit Facility, the Canadian Revolver, the MEIP Loan, and the Canadian Term Loan as well as the holders of certain letters of credit, the Series A-E Senior Notes, the Series 1 and 2 Notes and the Series 3 and 4 Notes.

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

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS.

    CLASS ACTIONS

    On November 4, 1995, a class action lawsuit claiming violations of Federal securities laws was filed on behalf of a class of purchasers of Company securities against TLGI and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Lowen Group Capital, L.P. ("LGC") and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS") were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against TLGI and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against TLGI, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with J.J. O'Keefe, Sr., Gulf National Insurance Company and certain affiliates (collectively, "Gulf National"). The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident American Corporation and a subsidiary (together, "Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Reference is made to the Company's periodic reports previously filed with the Commission for additional information regarding the Company's settlements with Gulf National and Provident.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Action Complaint: (i) TLGI, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934 ("Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") in connection with the MIPS offering and (iii) TLGI, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery.

    The parties have stipulated to the provisional certification of plaintiff classes consisting of: (i) all purchasers of Common shares or MIPS on an American stock exchange or in public offerings during the period from April 16, 1993 through November 1, 1995, with respect to the Exchange Act claims; and (ii) all persons who purchased MIPS pursuant to the public offering in August 1994, with respect to the Securities Act claims. Defendants have retained all rights to conduct discovery on class issues and to move to modify the class definitions or to decertify the classes. Plaintiffs have agreed to stay all proceedings, including all discovery, relating to disclosures about the Provident litigation. Plaintiffs have the right to lift the stay upon written notice, which must be provided 90 days before the end of discovery or the beginning of trial.

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company has agreed to pay the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

    The Company referred the claims to its insurance carrier under its directors and officers insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Action. As of the date hereto, the Supreme Court has not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's consolidated financial statements.

    DERIVATIVE SUIT

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against TLGI's current directors and one former director and against the TLGI as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of the TLGI's current and former shareholders, that the defendants "improperly responded to an offer by SCI to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value," (ii) enjoin the Shareholders Protection Rights Plan in its entirety,
(iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, TLGI and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of FORUM NON CONVENIENS. The Company believes that the action is without merit and intends to contest the action vigorously, if it should proceed. No provision with respect to this lawsuit has been made in the Company's financial statements.

    SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, SCI filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that TLGI falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that TLGI lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that TLGI's actions have tortiously interfered with SCI's "prospective business relationships" with TLGI's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from TLGI's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as TLGI's alleged failure to disclose certain information respecting the Prime and Rose Hills transactions, constitute violations of Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute. The Company believes that the action is without merit and intends to contest the action vigorously.

    On October 10, 1996, TLGI, LGII and Ridge Chapels, Inc., a subsidiary of LGII, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and TLGI would violate Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of TLGI, if successful, may substantially lessen competition in numerous local markets for (i) the sale of funeral services, (ii) the sale of funeral services on a "preneed" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. TLGI also accuses SCI and Equity Corporation International, Inc., a competitor of TLGI in which SCI has a 40% interest, of conspiracy to eliminate TLGI as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, TLGI filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer and filed a Verified First Amended Complaint on October 15, 1996. The Company takes the position that irreparable harm will result from SCI's further pursuit of its unsolicited exchange offer, and accordingly, the Company intends to prosecute its claims zealously.

    On October 11, 1996, TLGI moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action, and a hearing was held on that motion on October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to TLGI's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay has been extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin TLGI from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain TLGI from proceeding in the New York Action (or elsewhere) until it had resolved TLGI's pending motion to dismiss. In a telephone conference on October 28, 1996, the District Court declined to enter any injunctive relief at that time. A hearing on TLGI's motion to dismiss was held on November 6, 1996. TLGI has filed formal objections to the Magistrate's Memorandum. As of November 13, 1996, no rulings have been issued on the motions pending in the Texas Action.

    No provision with respect to these legal proceedings has been made in the Company's financial statements.

    ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families (the "Consolidated Roe Complaint"), and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Company as a defendant (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. A mediation of this matter has been scheduled for November 14, 1996. Plaintiffs' counsel has made a written settlement demand of $10,500,000 for purposes of the mediation. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and it is expected that the Schneider lawsuit will be dismissed shortly.

    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carrier for Osiris has assumed the defense of these claims, subject to a reservation of rights. The policy limit is $11,000,000. No provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

    ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against TLGI, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

    ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII. The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the law firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

    On March 17, 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases have been consolidated by the Court. LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion has not yet been resolved.

    No provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

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

ITEM 5.    OTHER INFORMATION.

    HOSTILE TAKEOVER PROPOSAL BY SERVICE CORPORATION INTERNATIONAL

    On September 17, 1996, SCI publicly distributed a letter to Raymond L. Loewen, Chairman and Chief Executive Officer of TLGI, in which SCI expressed an interest in discussing with TLGI a stock-for-stock transaction that would value the Common Shares at $43 per share. On September 24, 1996, the Board of Directors of TLGI unanimously rejected the proposal. On October 2, 1996, SCI announced that it intended to make an unsolicited exchange offer (the "Proposed Offer") directly to the shareholders of TLGI. SCI's announcement stated that SCI would offer holders of Common Shares $45 worth of common stock of New Service Corporation International, a newly organized holding company ("New SCI") and that SCI would offer holders of Series C Preferred Shares $29.51 worth of New SCI common stock. All TLGI shareholders would also be entitled to elect to receive, in lieu of New SCI common stock, shares of a Canadian subsidiary of New SCI ("Canadian SCI") that would be exchangeable for, and are intended to be equivalent to, shares of New SCI common stock. On October 3, 1996, New SCI and Canadian SCI filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (File No. 333-13391) relating to the Proposed Offer. On October 10, 1996, the TLGI Board of Directors unanimously determined that the Proposed Offer was inadequate and not in the best interests of TLGI and its shareholders. The TLGI Board of Directors has recommended that the TLGI shareholders not tender their shares, if and when the Proposed Offer is commenced. Also on October 10, 1996, TLGI filed with the Securities and Exchange Commission a Schedule 14D-9 providing certain information regarding the Proposed Offer and summarizing the reasons why the Board of Directors recommended that the TLGI shareholders not tender their shares. The Schedule 14D-9 was mailed to TLGI shareholders on or about October 10, 1996.

    Effective as of October 10, 1996, in order to attract and retain key executives and managers of the Company in the context of a threatened change in control of the Company, the Board of Directors of the Company, upon the recommendation of the Compensation Committee thereof, approved the execution of individual change-in-control severance agreements ("Severance Agreements") with approximately 80 of the Company's executives and managers ("Executives"). With the exception of Mr. Loewen, each of the executive officers of TLGI will be entering into such a Severance Agreement. Under each Severance Agreement, if there is a "change in control" (as defined), an Executive becomes entitled to severance pay amounting to one to three years' compensation and certain other benefits during the "Severance Period" (as defined), if the Executive's employment terminates for any reason other than "cause" (as defined) or if the Executive terminates his or her employment for certain specified reasons. Each Severance Agreement also provides that the Executive is entitled to a retention bonus if the Executive remains employed by the Company for 30 days after a change in control. Benefits under the Severance Agreements can be reduced in certain circumstances.

    In addition, the Board of Directors adopted a change-in-control severance compensation plan ("Severance Plan") that is designed to provide certain benefits to full-time salaried employees of the Company whose principal duties include corporate or regional management responsibilities. Under the Severance Plan, upon a "change in control" (as defined), each of the participants is entitled to a severance payment if, within 24 months after a change in control, the participant is terminated other than by reason of death, voluntary termination or retirement, or for "Just Cause" (as defined). Benefits payable under the Severance Plan can be reduced in certain circumstances.

    Effective as of October 10, 1996, the Board authorized TLGI to entered into indemnification agreements with certain of its directors and officers whereby TLGI will agree to indemnify such persons against all costs, charges and expenses incurred by reason of being a director or officer of TLGI.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    Management has established a 1996 EPS goal of $1.30-$1.40 and a 1997 EPS goal of $1.65-$1.75, both before the effect of costs relating to the hostile takeover proposal by SCI. Management believes that acquisitions will aggregate approximately $600 million in 1996 and approximately $750 million in 1997. The foregoing statements and certain other statements made in this Form 10-Q, in other filings made with the Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and Section 21E(i) of the Securities Exchange Act of 1934, as amended. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following important factors, among others, could cause the Company's EPS, acquisition levels and other future results to differ materially from estimates, predictions or projections included in forward-looking statements.

    1. ACQUISITION LEVELS. The funeral services industry acquisition market is extremely competitive. The Company's competition for acquisitions includes SCI and Stewart Enterprises, Inc., both of which are publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number of dollar amount or acquisitions in a particular year.

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

    3. GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 8.3% of consolidated revenue for the first nine months of 1996. Management's goal is that general and administrative expenses for the 1996 fiscal year will be 8.0% of consolidated revenue. While the Company has implemented various cost control measures, no assurances can be made that such measures will be successful.

    4. LEGAL PROCEEDINGS. The Company's 1995 results were materially and adversely affected by the unanticipated outcome of certain legal proceedings. There currently are material legal proceedings pending against the Company. The Company is unable to predict the outcome of such proceedings at this time.

    5. EFFECTS OF THE HOSTILE TAKEOVER PROPOSAL BY SCI. Although the Company is unable to predict the effects of the hostile takeover proposal by SCI, such effects may include a decrease in earnings as a result of the payment of costs including certain advisory and legal fees, a decrease in the Company's ability to attract and retain key employees and disruptions to the Company's normal business operations.

    6.  OTHER.  EPS and consolidated financial results also may be affected by
(i) the ability of the Company to manage its growth by implementing appropriate management and administrative support structures, (ii) margins achieved by newly-acquired and established operations, (iii) the cost of the Company's financing arrangements (including interest rates on long-term debt), (iv) the number of Common Shares outstanding, (v) competition, (vi) the Company's effective tax rate, (vii) the accounting treatment of acquisitions and the valuation of assets and (viii) changes in applicable accounting principles and governmental regulations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    Exhibit
    Number  Description
    ------  --------------------------------------------------------------------------
      3     CHARTER DOCUMENTS
      3.1     Certificate of Incorporation, issued by the British Columbia Registrar of Companies (the "Registrar") on October 30, 1985 (1)
      3.2     Altered Memorandum of The Loewen Group Inc. ("Loewen"), filed with the
              Registrar on June 21, 1996 (2)
      3.3     Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March 30, 1988, April 21, 1988, May 19, 1989, May 28,
              1992, May 20, 1993, June 29, 1994, December 21, 1995 and February 7,
              1996 (3)
      4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES
      4.1     Indenture, dated as of October 1, 1996, by and between Loewen, Loewen
              Group International, Inc. ("LGII"), and Fleet National Bank, as Trustee,
              with respect to the Series 3 and 4 Notes
      4.2     Purchase Agreement, dated October 1, 1996, made by and between LGII,
              Loewen and Smith Barney Inc., Alex. Brown & Sons Incorporated, Nesbitt
              Burns Securities Inc., RBC Dominion Securities Corporation and Midland
              Walwyn Capital Corporation
      4.3     Third Amendment to Operating Credit Agreement, dated for reference July
              15, 1996, among Loewen, LGII and Royal Bank of Canada.
      4.4     Amended and Restated Operating Credit Agreement, dated for reference
              July 15, 1996, between Loewen and Royal Bank of Canada.
      4.5     Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in
              Exhibit 4.1)
      4.6     Form of Global Series 3 and 4 Outstanding Note of LGII (included in
              Exhibit 4.1)
      4.7     Form of Physical Series 3 and 4 Outstanding Note of LGII (included in
              Exhibit 4.1)
      4.8     Indenture, dated as of March 20, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet
              National Bank of Connecticut, as Trustee, with respect to Series 1 and 2
              Senior Guaranteed Notes of LGII (3)
      4.9     Purchase Agreement, dated as of March 13, 1996, by and between LGII,
              Loewen and Smith Barney Inc., Alex. Brown & Sons Incorporated, Morgan
              Stanley & Co. Incorporated, Nesbitt Burns Securities Inc. and RBC
              Dominion Securities Corporation (4)
      4.10    Receipt Agreement, dated as of January 3, 1996, for the Cumulative
              Redeemable Convertible First Preferred Shares Series C of Loewen (3)
      4.11    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17,
              1995 (1)
      4.12    Amended and Restated Multicurrency Credit Agreement, dated as of May 11,
              1995, by and between LGII, as borrower, Loewen, as guarantor, the banks named therein as lenders and The First National Bank of Chicago, as agent for the banks named therein as lenders (3)
      4.13    Multicurrency Credit Agreement, dated as of May 11, 1995, by and between
              LGII, as borrower, Loewen, as guarantor, the banks named therein as lenders

    Exhibit
    Number  Description
    ------  --------------------------------------------------------------------------
              and The First National Bank of Chicago, as agent for the banks named therein as lenders (5)
      4.14    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between
              WLSP Investment Partners I, Neweol Finance B.V., Electrolux Holdings
              B.V., Man Producten Rotterdam B.V., Adinvest A.G., and Wachovia Bank of
              Georgia, N.A. (1)
      4.15    MIPS Guarantee Agreement, dated August 15, 1994 (6)
      4.16    Indenture, dated as of August 15, 1994, by and between LGII, as issuer,
              Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (6)
      4.17    Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable
              Floating Rate Debentures due July 15, 2001 issued by LGII, dated June
              15, 1994 (1)
      4.18    Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14,
              1994, by and between Loewen Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
              (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the
              MEIP Banks ("MEIP Agent")
      4.19    Guaranty dated as of June 14, 1994 by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)
      4.20    Guaranty dated as of June 14, 1994 by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)
      4.21    Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent (1)
      4.22    Note Agreement, dated for reference September 1, 1993, by and between
              Loewen and LGII re 9.62% Senior Guaranteed Notes, Series D, due
              September 11, 2003, issued by Loewen ("Series D Notes"), as amended on
              June 10, 1994 (1)
      4.23    Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes,
              Series E, due February 25, 2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994 (1)
      4.24    Guaranty Agreement by Loewen re Series E Notes, dated for reference
              February 1, 1994 (1)
      4.25    Guaranty Agreement by LGII re Series D Notes, dated for reference April
              1, 1993 (1)
      4.26    Note Agreement by Loewen and LGII re 9.70% Senior Guaranteed Notes,
              Series A, due November 1, 1998, issued by LGII ("Series A Notes"), 9.93%
              Senior Guaranteed Notes, Series B, due November 1, 2001, issued by LGII
              ("Series B Notes"), and 9.70 Senior Guaranteed Notes, Series C, due
              November 1, 1998, issued Loewen ("Series C Notes"), dated for reference
              October 1, 1991 (1)
      4.27    Guaranty Agreement by Loewen re Series A Notes and Series B Notes, dated for reference October 1, 1991 (1)
      4.28    Guaranty Agreement by LGII re Series C Notes, dated for reference
              October 1, 1991 (1)
      4.29    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (3)

    Exhibit
    Number  Description
    ------  --------------------------------------------------------------------------
      4.30    Form of Global Series 1 and 2 Outstanding Note of LGII (3)
      4.31    Form of Physical Series 1 and 2 Outstanding Note of LGII (3)
      4.32    Form of Global Series 1 and 2 Exchange Note of LGII (4)
      4.33    Form of Physical Series 1 and 2 Exchange Note of LGII (4)
      4.34    Credit Agreement, dated as of May 15, 1996, among LGII, as borrower,
              Loewen, as a guarantor, the lenders named therein, as the lenders,
              Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent (4)
      4.35    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers
              Trust Company, as trustee, TLGI, LGII and various other pledgers (4)
      4.36    Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference October 1, 1991, among Loewen, LGII and institutions named therein, re Series A Notes, Series B Notes and Series C Notes (4)
      4.37    Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes (4)
      4.38    Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference February 1, 1994, among Loewen, LGII and Teachers
              Insurance and Annuity Association of America, re Series E Notes (4)
      4.39    Loewen hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of the Company.
     10     MATERIAL CONTRACTS
     10.1     Asset Purchase Agreement, dated as of March 26, 1996, by and between
              Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.
              (3)
     10.2     Asset Purchase Agreement, dated as of March 26, 1996, by and between
              LLI, Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P. (3)
     10.3     Settlement Agreement and Mutual General Release effective as of February
              12, 1996, entered into on March 19, 1996, by and between Provident
              American Corporation, Provident Indemnity Life Insurance Company, Loewen
              and LGII (3)
     10.4     Settlement Agreement, dated as of February 1, 1996, by and between
              Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf
              National Life Insurance Company and affiliated entities (3)
     10.5     Shareholders' Agreement, dated as of February 9, 1996, by and between
              Loewen, LGII J.J. O'Keefe, Sr., Gulf National Life Insurance Company and
              affiliated entities, and certain individuals and law firms named therein
              (3)
     10.6     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3,
              1996 (3)
     10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the Initial Purchasers named therein (3)
     10.8     Stock Purchase Agreement, dated as of March 16, 1995, by and between
              Osiris Holding Corporation and LGII (7)
    *10.9     Employee Stock Option Plan (United States), as restated and amended as at September 19, 1995 (3)

    Exhibit
    Number  Description
    ------  --------------------------------------------------------------------------
    *10.10    Employee Stock Option Plan (Canada), as restated and amended as at
              September 19, 1995 (3)
    *10.11    1994 Outside Director Compensation Plan as amended as on April 7, 1995
              (3)
    *10.12    1994 Management Equity Investment Plan (the "MEIP") (1)
    *10.13    Form of Executive Agreement executed by participants in the MEIP (1)
    *10.14    Employment Agreement, dated October 9, 1991, by and between Loewen and
              Timothy A. Birch (1)
    *10.15    Employment Agreement, dated March 21, 1990, by and between Loewen and
              David FitzSimmons (1)
    *10.16    Employment Agreement, dated April 12, 1991, by and between Loewen and
              Dwight Hawes (1)
    *10.17    Employment Agreement, dated August 19, 1988, by and between Loewen and
              Tim Hogenkamp (1)
    *10.18    Employment Agreement, dated March 6, 1990, by and between Loewen and
              Peter S. Hyndman (1)
    *10.19    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)
    *10.20    Employment Agreement, dated December 18, 1990, by and between Loewen and
              Peter W. Roberts (1)
    *10.21    Employment Agreement, dated March 17, 1995, by and between Loewen and
              William R. Shane (1)
    *10.22    Employment Agreement, dated April 27, 1993, by and between Loewen and
              A.M. Bruce Watson (1)
    *10.23    Employment Agreement, and Covenant Not to Compete, dated November 14,
              1990, by and between LGII and Albert S. Lineberry, Sr. (1)
    *10.24    Consulting Agreement, dated July 18, 1994, by and between Loewen and
              Charles B. Loewen, Loewen Group International, Inc., and Corporate
              Services International Inc. (1)
    *10.25    Employment Agreement, dated December 15, 1994, by and between Loewen and
              Robert O. Wienke (3)
    *10.26    Severance Agreement, dated June 15, 1995, by and between Loewen and
              Robert Garnett (3)
    *10.27    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul
              Wagler
    *10.28    Employment Agreement, dated April 30, 1996, by and between Loewen and
              Grant Ballantyne
    *10.29    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon
    *10.30    Resignation and Release Agreement, effective June 30, 1996, by and between Loewen, LGII and Robert O. Wienke.
    *10.31    Form of Indemnification Agreement with Outside Directors (8)
    *10.32    Form of Indemnification Agreement with Officers (8)
    *10.33    Form of The Loewen Group Inc. Severance Agreement (8)
    *10.34    The Loewen Group Inc. Severance Pay Plan (8)
     11     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
     27     FINANCIAL DATA SCHEDULE

    Exhibit
    Number  Description
    ------  --------------------------------------------------------------------------
     99     ADDITIONAL EXHIBITS
     99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime
              Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp. (9)
     99.2     Put/Call Agreement, dated as of August 26, 1996 among Blackstone Capital
              Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital
              Partners II L.P., Blackstone Family Investment Partnership II L.P., PSI
              Management Direct L.P., LGII and Loewen (9)
     99.3     Stockholders' Agreement, dated as of August 26, 1996, among Prime
              Succession, Inc. (to be renamed Prime Succession Holdings, Inc.),
              Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone
              Offshore Capital Partners II L.P., Blackstone Family Investment
              Partnership II L.P., PSI Management Direct L.P. and LGII (9)

------------

 *  Compensatory plan or management contract

(1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995

(2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 15, 1996

(3) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended

(4) Incorporated by reference from the S-4 Registration Statement filed with LGII and Loewen (Nos. 333-03135 and 333-03135-01) with the Commission on May 3, 1996, as amended

(5) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995

(6) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed by the Loewen and LGII, respectively, (Nos. 33-81032 and 33-81034) with the Commission on July 1, 1994, as amended on July 11, 1994 and August 2, 1994

(7) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995

(8) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 10, 1996, as amended

(9) Incorporated by reference from Loewen's Periodic Report on Form 8-K dated August 26, 1996, filed October 12, 1996 and amended October 30, 1996

    (b) Reports on Form 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

DATE OF REPORT               ITEM NUMBER                  DESCRIPTION
---------------------------  ---------------------------  ------------------------------------------------------
March 26, 1996 (amended      Item 5. Other Events         Consolidated financial statements of Ourso Investment
  June 10, 1996, amended                                  Corporation and subsidiaries (collectively, "Ourso")
  July 6, 1996)                                           and unaudited pro forma financial information
                                                          concerning the Registrant's acquisition of Ourso
March 31, 1996 (filed July   Item 5. Other Events         Unaudited Pro-Forma Consolidated Statement of
  6, 1996)                                                Operations of the Registrant for the three months
                                                          ended March 31, 1996
June 30, 1996 (filed         Item 5. Other Events         Unaudited Pro-Forma Consolidated Statement of
  September 4, 1996)                                      Operations of the Registrant for the six months months
                                                          ended June 30, 1996
August 7, 1996 (filed        Item 5. Other Events         Press release announcing earnings for the second
  August 9, 1996)                                         quarter of 1996
August 29, 1996 (filed       Item 5. Other Events         Press release announcing the completion of the Prime
  September 3, 1996)                                      Succession Inc. transaction
September 5, 1996 (filed     Item 5. Other Events         Press release announcing the Registrant's plans to
  September 6, 1996)                                      list Common shares on the New York Stock Exchange
September 17, 1996 (filed    Item 5. Other Events         Press release announcing that the Registrant's Board
  September 19, 1996)                                     of Directors will review the takeover proposal of
                                                          Service Corporation International
September 20, 1996 (filed    Item 5. Other Events         Press release announcing Registrant's and Blackstone
  September 23, 1996)                                     Capital Partners' entering into an agreement to
                                                          acquire the cemetery and mortuary operations and
                                                          assets of The Rose Hills Memorial Park Association and
                                                          Roses, Inc.
September 24, 1996 (filed    Item 5. Other Events         Press release announcing the Registrant's Board of
  September 27, 1996)                                     Directors' unanimous rejection of Service Corporation
                                                          International's unsolicited takeover proposal

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LOEWEN GROUP INC.

Date:  November 13, 1996        By: /s/ Paul Wagler
                                   --------------------------------------------
                                Name:  Paul Wagler
                                Title:   Senior Vice-President, Finance
                                       and Chief Financial Officer

Date:  November 13, 1996        By: /s/ William G. Ballantyne
                                   --------------------------------------------
                                Name:  William G. Ballantyne
                                Title:   Senior Vice-President, Financial Control
                                         and Administration
                                       (Chief Accounting Officer)