Form 10-K
period 1996-12-31
LOEWEN GROUP INC
filed 1997-03-31
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   /X/                              SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended December 31, 1996
                                                   OR

   / /                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from           to

                         COMMISSION FILE NUMBER 1-12163
                            ------------------------

                             THE LOEWEN GROUP INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

                  BRITISH COLUMBIA                                   98-0121376
  (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                   organization)

  4126 NORLAND AVENUE, BURNABY, BRITISH COLUMBIA,                     V5G 3S8
                       CANADA
      (Address of principal executive offices)                     (Postal Code)

Registrant's telephone number, including area code: 604-299-9321

          Securities registered pursuant to Section 12(b) of the Act:

          COMMON SHARES WITHOUT PAR VALUE                     NEW YORK STOCK EXCHANGE
                                                             THE TORONTO STOCK EXCHANGE
                                                               THE MONTREAL EXCHANGE

             LOEWEN GROUP CAPITAL, L.P.                       NEW YORK STOCK EXCHANGE
          9.45% CUMULATIVE MONTHLY INCOME
          PREFERRED SECURITIES, SERIES A,
        GUARANTEED BY THE LOEWEN GROUP INC.
                  (Title of class)                        (name of each exchange on which
                                                                    registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$1.7 billion as of March 14, 1997.

    The number of outstanding Common shares as of March 14, 1997, was
59,125,114.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified sections of the registrant's definitive Proxy Statement and Information Circular for the 1997 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                              ---------
GENERAL INFORMATION.........................................................................................          1

                                                        PART I

  ITEM
 NUMBER
---------

    1.     BUSINESS.........................................................................................          2

    2.     PROPERTIES.......................................................................................          5

    3.     LEGAL PROCEEDINGS................................................................................          5

    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................................         11

           EXECUTIVE OFFICERS OF LOEWEN.....................................................................         12

                                                        PART II

    5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................         15

           FORWARD-LOOKING AND CAUTIONARY STATEMENTS........................................................         17

    6.     SELECTED FINANCIAL DATA..........................................................................         18

    7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................................................         20

    8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................         31

    9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................................................        149

                                                       PART III

   10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................        149

   11.     EXECUTIVE COMPENSATION...........................................................................        149

   12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................................................        149

   13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................        149

                                                        PART IV

   14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K............................................................................        150

                              GENERAL INFORMATION

    Unless the context otherwise requires, (i) "Loewen" refers to The Loewen Group Inc., a corporation organized under the laws of British Columbia, Canada,
(ii) "LGII" refers to Loewen Group International, Inc., a Delaware corporation and a wholly-owned subsidiary of Loewen and (iii) the "Company" refers to Loewen, and its subsidiaries and associated entities.

    All dollar amounts are in United States dollars ("U.S.$" or "$") unless otherwise indicated. References to "Cdn.$" are to Canadian dollars.

    Effective January 1, 1994, the Company adopted the United States dollar as its reporting currency. Financial information relating to periods prior to January 1, 1994 has been translated from Canadian dollars into United States dollars as required by accounting principles generally accepted in Canada ("Canadian GAAP") at the December 31, 1993 rate of U.S.$1.00 = Cdn.$1.3217.

    Except as specifically noted, financial information is presented in accordance with Canadian GAAP. Material differences between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP"), as applicable to the Company, are explained in Note 21 to the Company's consolidated financial statements for the year ended December 31, 1996 (the "1996 Consolidated Financial Statements"), included in Item 8 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. In addition to providing services at the time of death ("at-need"), the Company also sells funeral, cemetery and cremation services on a pre-arranged basis ("pre-need"). As at March 14, 1997, the Company operated 984 funeral homes throughout North America. This included 862 funeral homes in the United States (including locations in Puerto Rico) and 122 funeral homes in Canada. In addition, as at such date, the Company operated 350 cemeteries in the United States and six cemeteries in Canada. As at the close of business on March 14, 1997, the Company had negotiated agreements for the acquisition of a further 50 funeral homes and 78 cemeteries in the United States and one funeral home in Canada. As at March 14, 1997, the Company also operated four insurance subsidiaries which sell a variety of life insurance products, primarily to fund funeral services purchased through a pre-need arrangement.

    The Company's management structure and remuneration practices are designed to support and encourage entrepreneurial drive and individual responsibility. Each funeral home and cemetery is operated as a distinct profit center, with monthly and annual financial performance monitored by regional and corporate management in accordance with budgeted projections. Local managers are given a high degree of autonomy because the Company believes that, as members of the local community, they are best able to judge how to conduct day-to-day operations in a manner consistent with the established character of the particular business and the needs of the community.

    Loewen serves as the holding company for all operations of the Company, which are contained in subsidiary and associated entities. Loewen was incorporated under the Company Act of British Columbia on October 30, 1985. The principal executive offices of the Company are located at 4126 Norland Avenue, Burnaby, British Columbia V5G 3S8, telephone number (604) 299-9321. The Company also maintains corporate offices at 50 East RiverCenter Boulevard, Suite 800, Covington, Kentucky 41011 and at 3190 Tremont Avenue, Trevose, Pennsylvania 19053.

BUSINESS OPERATIONS

    The Company's operations are comprised of three business divisions: funeral homes, cemeteries and insurance. In August 1996, the Company created a regional management structure to organize its operations into seven geographic regions. Within each of these regions, five of which are in the United States and two of which are in Canada, the Company has integrated certain aspects of its funeral home and cemetery divisions. Management believes that the new organizational structure will enable the Company to capitalize on regional operating efficiencies and to better realize synergies.

    FUNERAL HOMES

    The Company's funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, transportation to a place of worship or funeral chapel for a religious service and transportation to a cemetery or crematorium. To provide the public with the opportunity to choose the service that is most appropriate from both a personal and financial perspective, the Company offers complete funeral services (including caskets and related merchandise) at prices ranging from approximately $750 to $7,500 (and averaging approximately $3,500).

    Substantially all of the Company's funeral homes provide basic cremation services, and the Company has proprietary programs designed to provide a full range of service alternatives to families choosing cremation. In 1996, cremations accounted for approximately 28% of all funeral services performed by the Company. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1% annually over the past five years and, in 1996, accounted for approximately 21% of all funeral services performed in the United States.

    Funeral operations accounted for approximately 61% of the Company's consolidated revenue for 1996. Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust by the Company or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices under which the Company is designated as the beneficiary. At the date of performing a pre-arranged funeral service, the Company records as funeral revenue the amount originally trusted or the insurance contract amount, together with related accrued earnings retained in trust and increased insurance benefits. The Company's gross pre-arranged funeral sales were approximately $190 million for 1996, compared with approximately $97 million in 1995.

    CEMETERIES

    The Company's cemetery division assists families in making burial arrangements and offers a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's cemetery operations comprised approximately 32% of the Company's consolidated revenue for 1996, the majority of which was derived from pre-need sales of cemetery products and services. The pre-need sale of interment rights and related products and services is recorded as revenue when customer contracts are signed. At that time, costs related to the sale are also recorded and an allowance is established for future cancellations and refunds, based on management's estimates of expected cancellations. A portion of the proceeds received by the Company from pre-need merchandise sales is generally set aside in merchandise trust funds to provide for the future delivery of the cemetery products. Pre-need sales are usually financed by the Company over three to four years at interest rates ranging from 10% to 15%.

    In addition, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 1996, the Company had approximately $160 million in perpetual care trust funds.

    INSURANCE

    The Company operates four insurance subsidiaries, all of which were acquired in conjunction with certain funeral home acquisitions. These insurance subsidiaries operate in Texas, Louisiana, Mississippi and Arizona and sell a variety of life insurance products to fund funerals. Revenue from the Company's insurance operations totaled approximately $72 million in 1996.

COMPETITION

    Competition generally arises from two sources in the funeral service industry. The first form is competition among local funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Accordingly, gains in market share within a community are usually achieved over a long period of time.

    The Company also faces competition in its ongoing acquisition program. In the North American funeral service industry acquisition market, the Company's competition includes Service Corporation

International ("SCI"), Stewart Enterprises, Inc. ("Stewart"), Equity Corporation International ("ECI") and Carriage Services, Inc. ("CSI"), all of which are publicly-traded funeral service companies with significant United States operations, as well as other non-public regional consolidators. On occasion, the Company also has experienced competition on a local level from consolidators who have focused on acquiring funeral home and cemetery properties in a concentrated geographic area.

REGULATION

    The funeral service industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. A number of jurisdictions also regulate the sale of pre-need services and the administration of any resulting trust funds or insurance contracts. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation designed to encourage competition by restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

    The Company's United States operations must also comply with federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations. The FTC administers the Trade Regulation Rule on Funeral Industry Practices, the purpose of which is to prevent unfair or deceptive acts or practices in connection with the provision of funeral goods or services.

    The Company's insurance company subsidiaries are subject to regulation by the states in which they are domiciled and the states in which their products are sold.

ENVIRONMENTAL RISK

    Management believes that the Company's primary environmental risk arises in connection with the acquisition of a funeral home or cemetery property. The Company manages this risk by conducting extensive environmental due diligence of all potential acquisition candidates. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

EMPLOYEES

    At December 31, 1996, the Company employed approximately 16,000 people with approximately 500 people employed at the Company's corporate offices. Management believes that its relationship with employees is good. Fewer than 150 of the Company's employees are members of collective bargaining units. All full-time and eligible part-time employees who have been employed by the Company for more than 90 days are entitled to five free Common shares as part of the Company's "Sharing The Vision" program.

ITEM 2.  PROPERTIES.

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 956 funeral homes at December 31, 1996 (including 46 funeral homes located on or adjacent to a cemetery property), 46 were leased facilities and 58 were mortgaged as security for loans from the seller of the property or to a commercial lender. Generally the Company has a right of first refusal and an option to purchase its leased premises.

    The Company's 313 cemeteries at December 31, 1996 contained an aggregate of approximately 15,000 acres of which approximately 60% were developed. Twenty four of the Company's cemeteries are not owned but are managed by the Company and eight cemeteries are mortgaged as security for loans from the seller of the property.

    The Company's corporate offices in Burnaby, British Columbia, and Trevose, Pennsylvania occupy 54,000 and 52,000 square feet, respectively, in buildings owned by the Company. The corporate offices in Covington, Kentucky occupy 27,000 square feet under a lease agreement expiring in 2001.

ITEM 3.  LEGAL PROCEEDINGS.

    CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against Loewen and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P., a limited partnership of which LGII is the sole general partner ("LGC"), and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Loewen's Common shares without par value ("Common shares") against Loewen and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against Loewen, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with Gulf National Insurance Company and certain of its affiliates ("Gulf National"). The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident American Corporation and one of its subsidiaries ("Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) Loewen, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) Loewen, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery and document production. No depositions have been taken.

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

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company paid the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

    The Company referred the claims to its insurance carrier under its directors and officers liability insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the class action. As of March 27, 1997, the Supreme Court had not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the 1996 Consolidated Financial Statements.

    ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, PALLADINO ET AL., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families, and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names Loewen and LGII as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996, but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimis sums, leaving the number of plaintiff families at 51. The Complaint was dismissed for pleading deficiencies. The plaintiffs have indicated that they will file a Sixth Amended Complaint.

    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carriers for Osiris and Loewen have assumed the defense of these claims, subject to a reservation of rights. The insurance carrier for Loewen has stated that it may take the position that each gravesite claim is separately subject to the per claim policy deductible of $250,000. Accordingly, no assurance can be made that insurance coverage will be available. The annual Osiris policy limit is $11,000,000 and the annual Loewen policy limit is $80,000,000.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1996 Consolidated Financial Statements.

    ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

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

    In March 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane have filed preliminary challenges to the Third Amended Complaint. Likewise, LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion and the preliminary challenges are all pending.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1996 Consolidated Financial Statements.

    SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, SCI filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that Loewen falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that Loewen lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that Loewen's actions have tortiously interfered with SCI's "prospective business relationships" with Loewen's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from Loewen's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as Loewen's alleged failure to disclose certain information respecting the Prime and Rose Hills transactions, constitute violations of Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding SCI's unsolicited exchange offer and the Prime and Rose Hills transactions.

    On October 10, 1996, Loewen, LGII and Ridge Chapels, Inc., a subsidiary of LGII, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and Loewen would violate Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of Loewen, if successful, may substantially lessen competition in numerous local markets for (i) the sale of funeral services, (ii) the sale of funeral services on a "pre-need" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. Loewen also accuses SCI and ECI (a competitor of Loewen in which SCI had a 40% interest in October
1996), of conspiracy to eliminate Loewen as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, Loewen filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer and, on October 15, 1996, filed a Verified First Amended Complaint.

    On October 11, 1996, Loewen moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action. A hearing was held on SCI's motion on October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to Loewen's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay was extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin Loewen from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain Loewen from proceeding in the New York Action (or elsewhere) until it had resolved Loewen's pending motion to dismiss. In a telephone conference on October 28, 1996, the District

Court declined to enter any injunctive relief at that time. A hearing on Loewen's motion to dismiss was held on November 6, 1996. On November 23, 1996, the Texas District Court issued a Memorandum Opinion in which it: (i) denied SCI's motion for a preliminary injunction against the New York Action; and (ii) granted Loewen's motion to dismiss the Texas Action, subject to the New York Court's permitting SCI to raise its above-described tortious interference and violation of Section14(e) claims as counterclaims in the New York Action. SCI's above-described declaratory judgment claim was dismissed outright.

    On December 11, 1996, SCI filed its Answer to Loewen's Verified First Amended Complaint, in which it denies liability and asserts various defenses and asserts counterclaims against Loewen, which counterclaims parallel generally the above-described claims for tortious interference and violation of Section14(e) claims asserted in the Texas Action. Loewen believes that the counterclaims are without merit and intends to contest them vigorously. Loewen has served discovery requests upon SCI and ECI to which both objected. On December 11, 1996, Magistrate Judge Caden ordered expedited discovery to proceed. SCI filed objections to the Magistrate Judge's order, which objections were denied by the District Court on January 7, 1997.

    On December 11, 1996, ECI filed a Motion to Dismiss the claims against it, on grounds of improper venue and lack of personal jurisdiction. On December 18, 1996, Loewen filed a Motion for Expedited Discovery respecting jurisdiction over ECI, and the parties agreed that Loewen would not be required to respond to the Motion to Dismiss until either a date certain after denial of its Motion for Expedited Discovery or, if that Motion were granted, completion of jurisdictional discovery. On January 8, 1997, Magistrate Judge Caden entered an order providing that Loewen could take certain expedited discovery respecting jurisdiction over ECI.

    On January 7, 1997, SCI announced that it had withdrawn its proposed exchange offer. On January 14, 1997, Loewen sent a letter to the New York Court stating that it will move for leave to file an amended complaint seeking permanent injunctive relief against future actions by SCI and/or ECI against Loewen in violation of the antitrust laws. On January 15, 1997, SCI sent a letter to the New York Court stating that it believes Loewen's claims are moot and will seek dismissal of those claims. Discovery from the parties has been temporarily suspended by agreement. On January 16, 1997, ECI sent a letter to the New York Court, seeking to suspend discovery until the Court rules on the contemplated motions by Loewen and SCI. On January 20, 1997, Loewen sent a letter to the Court seeking leave to move to dismiss SCI's counterclaims, to which SCI responded on January 22, 1997, by letter requesting dismissal of the entire action.

    At the New York Court's suggestion, the parties are discussing possible resolution of the action in a manner that would end the current proceedings but preserve jurisdiction in the New York Court over similar disputes in the future, if any.

    No provision with respect to these legal proceedings has been made in the 1996 Consolidated Financial Statements.

    DERIVATIVE SUIT

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against Loewen's current directors and one former director and against Loewen as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of Loewen's current and former shareholders, that the defendants "improperly responded to an offer by Service Corporation International to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value,"

(ii) enjoin the Shareholders Protection Rights Plan in its entirety, (iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, Loewen and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of forum non conveniens. On December 10, 1996, the Court granted the defendants' motion to quash the summons and denied the plaintiffs' request for discovery. The action was dismissed, and no appeal has been filed.

    No provision with respect to this legal proceeding has been made in the 1996 Consolidated Financial Statements.

    ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against Loewen, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1996 Consolidated Financial Statements.

    FELDHEIM ET AL. V. SI-SIFH CORP. ET AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. were acquired by the Company in March 1996 when the Company acquired the assets of S.I. Acquisition Associates, L.P.

    Plaintiffs hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's insurance code and trade practices laws.

    Plaintiffs seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies and allowing a plaintiff to select a more expensive casket than provided for in the policy, upon payment of the difference in retail value, without forfeiting the other benefits provided for in the policy.

    As of the date hereof, no discovery has taken place. The Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1996 Consolidated Financial Statements.

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

    OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                          EXECUTIVE OFFICERS OF LOEWEN

    The following table sets forth certain information with respect to the current executive officers of Loewen. The ages of the executive officers are shown as of March 14, 1997.

NAME                                                       AGE      POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Raymond L. Loewen(1).................................          56   Chairman of the Board and Chief Executive Officer

Timothy R. Hogenkamp(2)..............................          51   President and Chief Operating Officer

Douglas J. McKinnon(3)...............................          53   Executive Vice-President

Lawrence Miller(4)...................................          48   Executive Vice-President, Operations

Wm. Grant Ballantyne(5)..............................          54   Senior Vice-President, Financial Control and
                                                                    Administration

Gary D. Cowan(6).....................................          46   Senior Vice-President, Corporate Development

William R. Shane(7)..................................          50   Senior Vice-President and Chief Financial Officer,
                                                                    Cemetery and Combination Division

Paul Wagler(8).......................................          50   Senior Vice-President, Finance and Chief Financial
                                                                    Officer

George M. Amato(9)...................................          54   Regional President, Operations, North East Region

Jeffrey L. Cashner(10)...............................          42   Regional President, Operations, South East Region

Frank D. Schaefer(11)................................          48   Regional President, Operations, South Central Region

Michael Stache(12)...................................          45   Regional President, Operations, North Central Region

Dillis E.R. Ward(13).................................          60   Regional President, West Region

Harry C.B. Rath(14)..................................          61   Vice-President, Operations, Eastern Canada Region

Peter A. Wiesner(15).................................          45   Vice-President, Operations, Western Canada Region

Timothy A. Birch(16).................................          38   Vice-President, Corporate Development & Law

Dwight K. Hawes(17)..................................          37   Vice-President, Finance

Peter S. Hyndman(18).................................          55   Vice-President, Law and Corporate Secretary

David A. Laundy(19)..................................          55   Vice-President, Corporate Communications

Daniel N. Nakagawa(20)...............................          51   Vice-President, Insurance Operations

Roger Ryan(21).......................................          47   Vice-President, Taxation, LGII

F. Andrew Scott(22)..................................          45   Vice-President, Finance and Investment Management

Thomas E. Stilgenbauer(23)...........................          49   Vice-President, Operations, Funeral Homes

Gregg A. Strom(24)...................................          55   Vice-President, Cemeteries

------------------------

FOOTNOTES APPEAR ON THE FOLLOWING PAGE.

 (1) Prior to September 15, 1993, Mr. Loewen was President and Chief Executive Officer of Loewen.

 (2) Mr. Hogenkamp became President and Chief Operating Officer of Loewen on September 15, 1993. From March 23, 1993 to September 15, 1993, Mr. Hogenkamp served as Senior Vice-President, Operations of Loewen. Prior to that time, Mr. Hogenkamp served as Vice-President, Operations of Loewen.

 (3) Mr. McKinnon became Executive Vice-President of Loewen in April 1996. From May 1994 to April 1996, Mr. McKinnon was self-employed as a consultant. From January 1993 to May 1994, Mr. McKinnon was President of Crown Packaging Ltd., a producer of recycled paperboard and paper packaging products in Western Canada. Prior to January 1993, Mr. McKinnon was President and Chief Operating Officer of Paperboard Industries Corporation, a producer of recycled paperboard and paperboard packaging.

 (4) Mr. Miller became Executive Vice-President, Operations of Loewen in July 1996. From March 1995 to July 1996, Mr. Miller was President, Cemetery and Combination Division of Loewen. Prior to that time, Mr. Miller was President of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

 (5) Mr. Ballantyne became Senior Vice-President, Financial Control and Administration of Loewen in May 1996. Prior to that time, Mr. Ballantyne was Senior Vice-President, Finance and Chief Financial Officer of CUC Broadcasting Limited in Toronto, Ontario, Canada.

 (6) Mr. Cowan became Senior Vice-President, Corporate Development of Loewen in October 1996. Prior to that time, Mr. Cowan was Vice-President, Corporate Investments of Marathon Realty Company Limited in Vancouver, British Columbia, Canada.

 (7) Mr. Shane became Senior Vice-President and Chief Financial Officer, Cemetery and Combination Division of Loewen in March 1995. Prior to that time, Mr. Shane was Vice-President of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

 (8) Mr. Wagler became Senior Vice-President, Finance and Chief Financial Officer of Loewen in March 1995. Prior to that time, Mr. Wagler was a Senior Vice President of ABN AMRO Bank, in Vancouver, British Columbia, Canada.

 (9) Mr. Amato became Regional President, Operations, North East Region of Loewen in August 1996. From November 1994 to August 1996, Mr. Amato served as Vice-President, Operations, North East Division of Loewen. Prior to November 1994, Mr. Amato served as Senior Vice-President, Corporate Development of Loewen.

(10) Mr. Cashner became Regional President, Operations, South East Region of Loewen in August 1996. From February 1994 to August 1996, Mr. Cashner served as Vice-President, Cemetery and Combination Division, South and Eastern Region. Prior to that time, Mr. Cashner served in managerial positions at Loewen.

(11) Mr. Schaefer became Regional President, Operations, South Central Region of Loewen in August 1996. Prior to that time, Mr. Schaefer served as Vice-President, Operations, South Central Division of Loewen.

(12) Mr. Stache became Regional President, North Central Region of Loewen in August 1996. Prior to that time, Mr. Stache served as Regional Manager and Vice-President, Operations of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

(13) Mr. Ward became Regional President, West Region of Loewen in August 1996. Prior to that time, Mr. Ward served as Vice-President, Operations, Western Division of Loewen.

(14) Mr. Rath became Vice-President, Operations, Eastern Canada Region of Loewen in August 1996. From April 1993 to August 1, 1996, Mr. Rath served as Loewen's Director of Operations, Eastern Canada. Prior to that time, Mr. Rath served as Loewen's Regional Manager, Ontario.

(15) Mr. Wiesner became Vice-President, Operations, Western Canada Region of Loewen in August 1996. From April 1993 to August 1, 1996, Mr. Wiesner served as Loewen's Director of Operations, Western Canada. Prior to that time, Mr. Wiesner served as Loewen's Regional Manager, Alberta and Saskatchewan.

(16) Mr. Birch became Vice-President, Corporate Development & Law of Loewen in January 1994. From February 1993 to January 1994, Mr. Birch served as Assistant Vice-President, Corporate Development & Law of Loewen. Prior to that time, Mr. Birch served as Corporate Counsel of Loewen.

(17) Mr. Hawes became Vice-President, Finance of Loewen in October 1994. From January 1993 to October 22, 1994, Mr. Hawes served as Director of Treasury Operations of Loewen. Prior to that time, Mr. Hawes served as Manager, Treasury Operations of Loewen.

(18) Mr. Hyndman became Vice-President, Law and Corporate Secretary of Loewen in March 1995. From November 1994 to March 1995, Mr. Hyndman served as Corporate Secretary of Loewen. Prior to November 1994, Mr. Hyndman served as Senior Vice-President, Law and General Counsel and Corporate Secretary of Loewen.

(19) Mr. Laundy became Vice-President, Corporate Communications of Loewen in August 1996. Prior to that time, Mr. Laundy was Vice-President, Public Affairs of the Vancouver Stock Exchange.

(20) Mr. Nakagawa became Vice-President, Insurance Operations of Loewen in August 1996. From March 1995 to August 1996, Mr. Nakagawa was self-employed as a consultant. Prior to that time, Mr. Nakagawa served as Vice-President, Finance and Chief Financial Officer of J.S. McMillan Fisheries Ltd.

(21) Mr. Ryan has been Vice-President, Taxation of LGII since October 1996. From March 1994 to October 1996, Mr. Ryan was Director of Taxation of LGII. From September 1992 to March 1994, Mr. Ryan was a Senior Tax Manager of KPMG, in Seattle, Washington. Prior to that time, Mr. Ryan was a Partner and Senior Manager of KPMG, in Vancouver, British Columbia.

(22) Mr. Scott became Vice-President, Finance and Investment Management of Loewen in July 1996. From November 1995 to June 1996, Mr. Scott was self-employed as a consultant to Loewen. Prior to that time, Mr. Scott served as Vice-President and Director of Wood Gundy Inc., an investment dealer in Vancouver, British Columbia.

(23) Mr. Stilgenbauer became Vice-President, Operations, Funeral Homes of Loewen in February 1996. Prior to that time, Mr. Stilgenbauer served as Senior Vice-President, Operations of Hook-Superx and President of Superx Drugs, a division of Hook-Superx.

(24) Mr. Strom became Vice-President, Cemeteries of Loewen in March 1995. Prior to that time, Mr. Strom was Vice-President, Sales of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

    No executive officer of Loewen is related by blood, marriage or adoption to any director or other executive officer of Loewen.

    There are no arrangements or understandings between any executive officer of Loewen and any other person pursuant to which the executive officer was selected to serve as an executive officer of Loewen.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Common shares of Loewen have been listed on the New York Stock Exchange since October 2, 1996 under the symbol "LWN." Prior to such listing, the Common shares were quoted on the Nasdaq National Market under the symbol "LWNG" ("LWNGF" prior to June 6, 1996).

    The Common shares have been trading on The Toronto Stock Exchange since May 6, 1987 under the symbol "LWN" and commenced trading on The Montreal Exchange on April 28, 1993, also under the symbol "LWN."

    The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the New York Stock Exchange, the Nasdaq National Market and The Toronto Stock Exchange.

                                                            NEW YORK STOCK       NASDAQ NATIONAL      THE TORONTO STOCK
                                                               EXCHANGE               MARKET               EXCHANGE
                                                         --------------------  --------------------  --------------------
                                                           HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                               (U.S.$)               (U.S.$)               (CDN.$)
1995 First quarter.....................................     n/a        n/a        29.125     24.703     40.875     35.000
    Second quarter.....................................     n/a        n/a        36.500     26.625     50.750     36.750
    Third quarter......................................     n/a        n/a        41.750     33.875     56.000     46.000
    Fourth quarter.....................................     n/a        n/a        41.625     23.125     55.750     31.250

1996 First quarter.....................................     n/a        n/a        29.875     16.375     41.125     22.500
    Second quarter.....................................     n/a        n/a        31.125     26.125     42.350     36.000
    Third quarter......................................     n/a        n/a        42.750     26.625     58.750     36.600
    October 1..........................................     n/a        n/a        42.500     41.750     57.750     56.750
    October 2 through December 31......................     42.625     37.625     n/a        n/a      58.000     51.450

1997 January...........................................     41.375     35.000     n/a        n/a        56.000     47.900
    February...........................................     36.875     31.000     n/a        n/a        50.350     43.750
    March 1-14.........................................     33.250     31.625     n/a        n/a        45.600     43.500

    As at March 14, 1997, there were 2,090 record holders of Loewen's Common shares.

DIVIDENDS

    In May 1995, the Company declared a dividend of $0.05 per Common share. In December 1995, the Board of Directors deferred the declaration of a second semi-annual dividend for 1995 pending resolution of the effects of the Gulf National litigation. In February 1996, the Company declared a dividend of $0.05 per Common share as the second semi-annual dividend in respect of 1995. The Company declared a dividend of $0.07 per Common share in June 1996 and a dividend of $0.08 per Common share in December 1996.

    The general policy of Loewen is to increase the dividend rate on its Common shares as earnings grow. The declaration and payment of future dividends will be determined by the Board of Directors and will depend upon earnings and, among other things, the Company's operating and financial position, capital requirements and general business conditions.

    The payment of cash, stock and deemed dividends on the Common shares is generally subject to Canadian withholding tax. The rate of withholding tax is 25% or such lesser amount as may be provided by treaty between Canada and the country of residence of the recipient. Under the current income tax treaty between the United States and Canada, such withholding tax rate is reduced to 15%.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Restrictions on Payment of Dividends" and Note 6 to the 1996 Consolidated Financial Statements for a discussion of certain restrictions on Loewen's ability to pay dividends.

SALES OF UNREGISTERED EQUITY SECURITIES

    Loewen did not sell any unregistered equity securities during the fourth quarter of 1996.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

    Management believes that the aggregate purchase price for acquisitions in 1997 will approximate $600 to $750 million. Management has established a goal for 1997 fully-diluted earnings per share ("1997 EPS") of $1.55 to $1.60. The foregoing statements and certain other statements made in this Form 10-K, in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act and
Section 21E(i) of the Exchange Act. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    The following important factors, among others, could cause 1997 EPS, acquisition levels and other future results to differ materially from estimates, predictions or projections included in forward-looking statements.

    1. ACQUISITION LEVELS. The funeral services industry acquisition market is extremely competitive. The Company's competition for acquisitions includes SCI, Stewart, ECI and CSI, all of which are publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

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

    3. LEGAL PROCEEDINGS. The Company's 1995 results were materially and adversely affected by the unanticipated outcome of certain legal proceedings. There currently are legal proceedings pending against the Company, the outcome of which could be material. The Company is unable to predict the outcome of such proceedings at this time.

    4. OTHER. 1997 EPS and consolidated financial results also may be affected by (i) the ability of the Company to manage its growth by implementing appropriate management and administrative support structures, (ii) margins achieved by newly-acquired and established operations, (iii) the cost of the Company's financing arrangements (including interest rates on long-term debt),
(iv) the number of Common shares outstanding, (v) competition, (vi) the Company's effective tax rate, (vii) the accounting treatment of acquisitions and the valuation of assets, (viii) the amount and growth rate of the Company's general and administrative costs and (ix) changes in applicable accounting principles and governmental regulations.

ITEM 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended December 31, 1996. The selected consolidated financial information is derived from the Company's audited consolidated financial statements for such periods. The Company's consolidated financial statements are prepared in accordance with Canadian GAAP. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1996 Consolidated Financial Statements and Notes thereto.

    The financial results for the year ended December 31, 1996 include $18.7 million of finance and other costs related to SCI's October 1996 hostile takeover proposal for the Company, which proposal was withdrawn in January 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding SCI's hostile takeover proposal. The financial results for the year ended December 31, 1995 include an aggregate of $195.7 million for legal settlements and litigation related finance costs and certain general and administrative costs related to the legal settlements.

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1996        1995(1)         1994          1993          1992
                                                     ------------  ------------  ------------  ------------  ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND OPERATING
                                                                                 INFORMATION)
INCOME STATEMENT INFORMATION:
Revenue............................................  $    908,385  $    598,493  $    417,328  $    303,011  $    218,907
Gross margin.......................................       337,571       225,362       158,854       115,118        83,708
Earnings from operations...........................       204,105       117,607        95,113        65,697        50,563
Net earnings (loss)................................        63,906       (76,684)       38,494        28,182        19,766
Basic earnings (loss) per share....................          0.97         (1.69)         0.97          0.77          0.59
Fully diluted earnings (loss) per share(2).........          0.97         (1.69)         0.97          0.76          0.58
Ratio of earnings to fixed charges(3)..............           1.9x           --           2.5x          2.9x          2.6x
Aggregate dividends declared per share.............         0.200         0.050         0.070         0.045         0.030

                                                                              AS AT DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1996          1995          1994          1993          1992
                                                     ------------  ------------  ------------  ------------  ------------
BALANCE SHEET INFORMATION:
Total assets.......................................  $  3,496,939  $  2,262,980  $  1,326,275  $    913,661  $    675,111
Total long-term debt(4)............................     1,508,221       934,509       516,654       341,977       246,715
Preferred securities of subsidiary.................        75,000        75,000        75,000            --            --
Shareholders' equity...............................     1,048,200       614,682       411,139       325,890       236,317

OPERATING INFORMATION:
Number of funeral home locations(5)................           956           815           641           533           451
Number of funeral services.........................       142,265       114,319        93,760        78,847        63,516
Number of cemeteries...............................           313           179           116(5)           70(5)           38

--------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1996.

(2) Fully diluted earnings (loss) per share figures are calculated in accordance with Canadian GAAP and assume, if dilutive (a) exercise of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return ranging from 5.85% to 9.10%, and (b) conversion of the Series C Preferred Shares effective on the date of the issue of the Series C Receipts and the add-back of the dividends during the period. See Note 9 to the 1996 Consolidated Financial Statements.

(3) The 1995 loss is not sufficient to cover fixed charges by a total of approximately $126.6 million and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re Computation of Earnings to Fixed Charges Ratio (Canadian GAAP), which is
    Exhibit 12.1 to this Form 10-K.

(4) Total long-term debt comprises long-term debt, including current portion.

(5) The numbers of locations for 1994 and 1993 include adjustments and consolidations related to prior periods.

    Had the Company's Consolidated Financial Statements been prepared in accordance with U.S. GAAP (see Note 21 to the 1996 Consolidated Financial Statements), selected consolidated financial information would have been as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1996        1995(1)         1994          1993          1992
                                                     ------------  ------------  ------------  ------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Total revenue......................................  $    909,137  $    598,493  $    417,479  $    308,402  $    239,452
Earnings from operations...........................       198,869       117,376        94,758        66,711        54,838
Earnings (loss) before cumulative effect of change
  in accounting principles.........................        64,559       (75,800)       39,652        28,912        21,330
Fully diluted earnings (loss) per share before
  cumulative effect of change in accounting
  principles.......................................          0.96         (1.67)         0.98          0.77          0.62
Ratio of earnings to fixed charges(2)..............           1.8x           --           2.4x          2.9x          2.6x
Aggregate dividends declared per share.............         0.200         0.050         0.070         0.047         0.033

                                                                              AS AT DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1996          1995          1994          1993          1992
                                                     ------------  ------------  ------------  ------------  ------------
BALANCE SHEET INFORMATION:
Total assets.......................................  $  3,768,021  $  2,345,874  $  1,329,928  $    921,342  $    702,096
Total long-term debt(3)............................     1,508,221       894,509       516,654       341,977       256,577
Preferred securities of subsidiary.................        75,000        75,000        75,000            --            --
Shareholders' equity...............................     1,026,110       519,006       385,950       299,059       245,472

--------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1996.

(2) The 1995 loss is not sufficient to cover fixed charges by a total of approximately $128.3 million and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re Computation of Earnings to Fixed Charges Ratio (U.S. GAAP), which is Exhibit
    12.2 to this Form 10-K.

(3) Total long-term debt comprises long-term debt, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at March 14, 1997, the Company operated 984 funeral homes throughout North America. This included 862 funeral homes in the United States (including locations in Puerto
Rico) and 122 funeral homes in Canada. In addition, as at such date, the Company operated 350 cemeteries in the United States (including locations in Puerto
Rico) and six cemeteries in Canada. As at March 14, 1996, the Company also operates four insurance subsidiaries which sell a variety of life insurance products, primarily to fund funerals purchased through a pre-need arrangement.

    The funeral service industry has a number of attractive characteristics. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the 1994 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1994 was 86 per 10,000. The 1994 failure rate of the funeral service and crematoria industry was 8 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 11% of the 23,500 funeral homes and approximately 9% of the 11,000 cemeteries in North America are currently owned and operated by the five largest publicly-traded North American funeral service companies.

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

    On January 7, 1997, SCI publicly withdrew its unsolicited proposal to acquire Loewen through an exchange offer announced in October 1996. SCI had proposed to exchange $45 worth of common stock for each Common share of Loewen tendered and $29.51 worth of common stock for each Series C Preferred Share of Loewen tendered. In October 1996, the Loewen Board of Directors unanimously determined that the offer was inadequate and not in the best interests of Loewen or its shareholders and recommended that, if the offer were commenced, Loewen shareholders should not tender their shares.

RESULTS OF OPERATION

    Detailed below are the Company's operating results for the years ended December 31, 1996, 1995 and 1994, expressed in dollar amounts as well as relevant percentages. Revenue, gross margin data and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings (loss) before income taxes, including equity and other earnings in associated companies.

    The Company's operations are comprised of three business divisions: funeral homes, cemeteries and insurance. See Note 18 to the 1996 Consolidated Financial Statements in Item 8 of this Form 10-K.

                                                        YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                    -------------------------------  -------------------------------
                                                      1996       1995       1994       1996       1995       1994
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                             (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral.........................................  $   549.8  $   441.4  $   353.9       60.5%      73.8%      84.8%
  Cemetery........................................      286.7      143.6       63.4       31.6       23.9       15.2
  Insurance.......................................       71.9       13.5         --        7.9        2.3         --
                                                    ---------  ---------  ---------  ---------  ---------  ---------
    Total.........................................  $   908.4  $   598.5  $   417.3      100.0%     100.0%     100.0%
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Gross margin......................................
  Funeral.........................................  $   222.9  $   182.5  $   143.4       40.6       41.3       40.5
  Cemetery........................................       95.2       39.9       15.5       33.2       27.8       24.3
  Insurance.......................................       19.5        3.0         --       27.1       22.3         --
                                                    ---------  ---------  ---------
    Total.........................................      337.6      225.4      158.9       37.2       37.7       38.1
Expenses..........................................
  General and administrative......................       76.7       67.7       34.8        8.4       11.3        8.3
  Depreciation and amortization...................       56.8       40.1       29.0        6.3        6.7        6.9
                                                    ---------  ---------  ---------
Earnings from operations..........................      204.1      117.6       95.1       22.5       19.7       22.9
Interest on long-term debt........................       88.9       50.9       34.2        9.8        8.5        8.2
Finance costs related to hostile takeover
  proposal........................................        3.2         --         --        0.4         --         --
Other costs related to hostile
  takeover proposal...............................       15.5         --         --        1.7         --         --
Legal settlements and litigation related finance
  costs...........................................         --      184.9         --         --       30.9         --
Dividends on preferred securities of subsidiary...        7.1        7.1        2.7        0.8        1.2        0.6
Income taxes......................................       29.1      (47.2)      19.7       31.3      (38.1)      33.9
                                                    ---------  ---------  ---------
                                                         60.3      (78.1)      38.5        6.6      (13.1)       9.2
Equity and other earnings in associated
  companies.......................................        3.6        1.4         --        0.4        0.3         --
                                                    ---------  ---------  ---------
Net earnings (loss)...............................  $    63.9  $   (76.7) $    38.5        7.0%     (12.8)%       9.2%
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Consolidated revenue increased 51.8% to $908.4 million in the year ended December 31, 1996 from $598.5 million in 1995. Consolidated gross margin increased 49.8% to $337.6 million in 1996 from $225.4 million in 1995. As a percentage of revenue, consolidated gross margin decreased to 37.2% in 1996 from 37.7% in 1995, principally due to the increased proportion of cemetery and insurance revenue with associated lower margins and the decrease in funeral gross margin as a percentage of funeral revenue. The Company anticipates that the consolidated gross margin as a percentage of revenue will continue to decline slightly, primarily as a result of continued acquisition and internally-generated growth in the cemetery and insurance divisions.

    Funeral revenue increased 24.6% to $549.8 million in 1996 compared to $441.4 million in 1995, primarily due to acquisitions. Funeral revenue for 1996 includes $4.4 million of commission income received by the Company due to certain non-recurring conversions of trust investments to insurance investments. The number of funeral services performed at locations in operation for all of 1995 and 1996

("Established Locations") declined by 3.2% from 1995 to 1996; however, this was offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased slightly to 41.7% in 1996 from 42.1% in 1995, as the $2.5 million increase in revenue was more than offset by a $2.7 million increase in costs. As a result of such decrease, together with the lower margins of acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue decreased to 40.6% in 1996 from 41.3% in 1995.

    Cemetery revenue increased 99.7% to $286.7 million in 1996 compared to $143.6 million in 1995, primarily due to acquisitions. Cemetery gross margin increased to 33.2% in 1996 from 27.8% in 1995 principally as a result of a shift to increased sales of interment services for newly acquired as well as existing locations. Management believes that the cemetery gross margin is sustainable at 30% to 32% in 1997. Historically, many of the Company's cemeteries had focused their marketing activities on the sale of cemetery interment rights and related merchandise. During 1996, management implemented sales programs designed to encourage existing pre-need cemetery customers, who are already committed to Company owned cemeteries, as well as new customers, to purchase interment services on a pre-need basis. For Established Locations, cemetery gross margin increased to 31.2% in 1996 from 26.5% in 1995, primarily as a result of an increase in revenue of $15.2 million, with an $6.1 million increase in costs.

    Insurance revenue increased to $71.9 million for 1996 from $13.5 million in 1995. The increase was due primarily to the integration of the March 1996 acquisition of certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for approximately $150 million (including related costs), which assets included two insurance companies. The increase in gross margin for insurance operations to 27.1% for 1996 from 22.3% in 1995 reflects primarily the impact of certain non-recurring revisions to actuarial assumptions in the amount of $4.6 million.

    In addition to its focus on quality at-need funeral and cemetery services, the Company provides advanced funeral and cemetery planning to the communities it serves. The Company's gross pre-arranged funeral sales increased to approximately $190 million in 1996 from approximately $97 million in 1995. Pre-arranged funeral services comprised approximately 15% of the funeral services performed by the Company in 1996 and approximately 16% of the funeral services performed by the Company in 1995. Although pre-need funeral sales increased in 1996, the Company does not expect pre-arranged funeral services as a percentage of funeral services performed by the Company to vary significantly in 1997 and 1998. The Company estimates that it had a backlog of approximately $840 million in pre-need funeral sales as of December 31, 1996. Approximately 66% of the Company's cemetery revenue in 1996 was generated from pre-need sales compared with 61% in 1995. The Company anticipates approximately the same mix between pre-need and at-need cemetery sales for at least the next two years. Note 1 to the 1996 Consolidated Financial Statements provides information regarding the accounting treatment of pre-arranged funeral services and pre-need cemetery sales.

    United States based operations contributed 93.5% of 1996 consolidated revenue compared with 91.3% in 1995.

    General and administrative expenses, as a percentage of revenue, decreased to 8.4% in 1996 from 11.3% in 1995. For the year ended December 31, 1996, general and administrative expenses increased 13.4% to $76.7 million from $67.7 million in 1995. Included in the general and administrative expense for 1995 were $10.8 million for professional fees and other costs related to the Gulf National and Provident litigations and settlements, and a $3.5 million write-off of acquisition costs. The increase in general and administrative expenses in 1996 is primarily a result of the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, particularly in the cemetery division.

    The $3.2 million of finance costs related to the hostile takeover proposal by SCI are comprised of $1.9 million paid to Company lenders for waiver fees and $1.3 million in additional interest costs relating to the October 1996 senior guaranteed note issue. See "--Liquidity and Capital Resources" and Note 14 to the 1996 Consolidated Financial Statements.

    The $15.5 million of other costs related to the hostile takeover proposal by SCI are comprised of $9.9 million of legal fees, $2.0 million of investment banking advisory fees and $3.6 million of fees to other advisors. No tax benefit relating to these other costs is reflected in the 1996 Consolidated Financial Statements. See Note 14 to the 1996 Consolidated Financial Statements.

    Interest expense on long-term debt increased by $38.0 million in 1996 primarily as a result of additional borrowings by the Company to finance its acquisitions and higher borrowing costs due to lower credit ratings. As a percentage of revenue, depreciation and amortization decreased to 6.3% in 1996 from 6.7% in 1995, principally due to the increased proportion of cemetery acquisitions.

    Income taxes were $29.1 million for 1996, resulting in an effective tax rate of 31.3% for the year, after giving effect to the other costs related to the hostile takeover proposal for which no tax benefit has been provided. In 1995, the Company recorded a deferred tax benefit of $60.3 million relating to the settlements of the Gulf National and Provident litigations. Prior to the tax recovery, 1995 income taxes were $13.2 million, resulting in an effective rate of 32.0%. The decrease in the effective annual tax rate is due to the expansion of the Company's international and intercompany financing arrangements, offset by the costs related to the hostile takeover proposal for which no tax benefit has been provided.

    Net earnings increased to $63.9 million in 1996 from a net loss of $76.7 in 1995. Fully diluted earnings per share ("EPS") increased to $0.97 per share from a loss of $1.69 per share in 1995. The net loss and loss in EPS for 1995 were primarily due to the impact of the Gulf National and Provident litigations and settlements.

    The Company's statement of changes in financial position for the year ended December 31, 1996 reflects cash applied to operations of approximately $131 million, primarily as a result of legal settlements of $165 million recorded in 1995 but funded in the first quarter of 1996.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The results for the year ended December 31, 1995 were significantly affected by the Gulf National jury award of $500 million in November 1995 and the subsequent settlements of the Gulf National and Provident litigations during the first quarter of 1996. The related costs are reflected primarily in the results for the three months ended December 31, 1995. For that period, the Company recorded a net loss of $113.2 million as compared to net earnings of $11.4 million in the same period of 1994. For the year ended December 31, 1995, the Company recorded a net loss of $76.7 million compared to net earnings of $38.5 million in 1994.

    Consolidated revenue increased 43.4% to $598.5 million in the year ended December 31, 1995 from $417.3 million in 1994, with funeral revenue increasing 24.6% and cemetery revenue increasing 126.4%. Consolidated gross margin increased 41.9% to $225.4 million in 1995 from $158.9 million in 1994. As a percentage of revenue, funeral gross margin increased to 41.3% in 1995 from 40.5% in 1994 and cemetery gross margin increased to 27.8% in 1995 from 24.3% in 1994. As a result of the change in mix between funeral and cemetery operations, the combined gross margin decreased to 37.7% in 1995 from 38.1% for the same period in 1994.

    Funeral revenue increased 24.6% to $441.4 million in 1995 compared with $353.9 million in 1994, primarily due to acquisitions. The funeral revenue from Established Locations in operation for all of 1994 and 1995 increased by $7.5 million while corresponding funeral gross margins increased from 40.6% to 42.1%. With the implementation of merchandising programs and inflation-based price increases, the

Company was able to more than offset a 1.3% decline in the number of funeral services performed at Established Locations.

    Cemetery revenue increased 126.4% to $143.6 million in 1995 compared with $63.4 million in 1994, primarily due to acquisitions. Cemetery gross margin increased to 27.8% in 1995 from 24.3% in 1994, primarily as a result of increased sales activity and the integration of acquisitions with a higher cemetery gross margin. The cemetery revenue from Established Locations in operation for all of 1994 and 1995 increased by $12 million, while corresponding cemetery gross margins increased from 26.6% to 29.0%, both principally due to a higher level of pre-need sales at higher margins.

    In 1995, approximately 16% of the funeral services performed by the Company were pre-arranged, an increase from 15% in 1994. During 1995, the Company sold approximately 28,000 funeral services to families planning in advance compared with approximately 24,000 funeral services in 1994. In 1995, approximately 61% of the Company's cemetery revenue was generated from pre-need sales compared with 53% in 1994.

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

    The deferred income tax benefit of $60.3 million from the Gulf National and Provident settlements has been recorded as a deferred income tax asset. Prior to the tax recovery from the Gulf National and Provident settlements, income taxes were $13.2 million, an effective rate of 32.0%, compared with $19.7 million in 1994, an effective rate of 33.9%. The decrease in the effective tax rate in 1995 was primarily due to the expansion of the Company's international and intercompany financing arrangements. As a result of the above, the Company shows a net income tax recovery of $47.2 million versus a net income tax expense of $19.7 million in 1994.

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

    The cash provided from operations for 1995 decreased from $43.3 million to $10.4 million primarily as a result of increased expenses associated with the Gulf National litigation and increases in required working capital and other non-cash balances arising from the additional cemetery operations.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 159 funeral homes, 136 cemeteries and two insurance companies during 1996 for consideration of approximately $620 million through 168 separate acquisition transactions. Of these acquisitions, 149 funeral homes, 135 cemeteries and the two insurance companies were located in the United States and the balance were located in Canada. Included in these acquisitions is the March 1996 purchase of 15 funeral homes, two cemeteries and two insurance companies from S.I. Acquisition Associates, L.P. for approximately $150 million (including related costs). As a result of this acquisition, the Company recorded approximately $186 million of insurance invested assets and approximately $125 million of insurance policy liabilities. During 1995, the Company acquired 177 funeral homes and 64 cemeteries for consideration of approximately $488 million.

    In connection with certain acquisitions the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). In August 1996, the Company registered with the Securities and Exchange Commission 5,000,000 Common shares for issuance in connection with prospective share-for-share acquisitions. In September 1996, the Company issued 69,533 of such Common shares in connection with one share-for-share acquisition.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    As of March 14, 1997, the Company had signed agreements, some of which are non-binding, for the acquisition of 51 additional funeral homes and 78 additional cemeteries aggregating approximately $222 million. The Company expects to close a majority of such acquisitions in the first half of 1997. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

    In November 1996, Rose Hills Holding Corp. ("RH Holdings"), a company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") and LGII, acquired the cemetery and mortuary operations and assets of The Rose Hills Memorial Park Association and Roses, Inc. of Los Angeles (together, "Rose Hills"). The principal assets of Rose Hills are the Rose Hills Memorial Park, the largest cemetery in North America, and a mortuary that serves more families annually than any other single mortuary location in the United States. To fund the aggregate transaction price of approximately $285 million, Blackstone and LGII contributed approximately $35 million and $72 million, respectively, to RH Holdings, and an affiliate of LGII contributed 14 funeral homes and two combination funeral home/ cemetery operations located in Los Angeles and Orange counties that were valued at $23 million. The remaining $155 million was funded with debt from banks and other institutional investors. For its contribution, Blackstone received a controlling interest in RH Holdings. Blackstone also controls the Board of Directors of RH Holdings. For their contributions, LGII and its affiliate received approximately 20.5% of the outstanding common stock of RH Holdings and an aggregate of $86 million of preferred stock of RH Holdings. The preferred stock constitutes all of the outstanding preferred stock of RH Holdings and has an annual payment-in-kind dividend of 10%. Pursuant to a put/call agreement between the Company and Blackstone, the Company has an option to acquire Blackstone's common share interest in RH Holdings in certain circumstances (a "call"), and Blackstone has the option to sell its common share interest in RH Holdings to the Company in certain circumstances (a "put"). Upon a call, Blackstone will receive, at a minimum, its original investment and a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone's common share interest will be determined on the basis of a formula set forth in the put/call agreement. Upon a put, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula (including earnings before interest, taxes, depreciation and amortization) set forth in the terms of the put/call agreement.

    In August 1996, Prime Succession Holdings, Inc. ("Prime"), a company formed by Blackstone and LGII, acquired all of the outstanding shares of Prime Succession, Inc., which at that time was the largest privately-held funeral services company in North America, with 146 funeral homes and 16 cemeteries in 20 states. To fund the aggregate transaction price of approximately $320 million, Blackstone and LGII contributed approximately $52 million and approximately $78 million, respectively, to Prime. The remaining $190 million was funded with debt from banks and other institutional investors. For its contribution, Blackstone received a controlling interest in Prime. Blackstone also controls the Board of Directors of Prime. For its contribution, LGII received approximately 21.8% of the outstanding common stock of Prime and $63.5 million of preferred stock of Prime. The preferred stock constitutes all of the outstanding preferred stock of Prime and has an annual payment-in-kind dividend of 10%. Pursuant to a put/call agreement between the Company and Blackstone, the Company has an option to acquire Blackstone's common share interest Prime in certain circumstances, and Blackstone has the option to sell its common share interest in Prime to the Company in certain circumstances. Upon a call, Blackstone will receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone's common share interest will be determined on the basis of a formula set forth in the put/call agreement. Upon a put, there is no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula (involving earnings before interest, taxes, depreciation and amortization) set forth in the terms of the put/call agreement.

    With respect to each of RH Holdings and Prime, the call option can be exercised on the fourth anniversary of the respective closing date and for two years thereafter, and the put option can be exercised beginning on the sixth anniversary of the respective closing date and for two years thereafter.

    See Note 4 to the 1996 Consolidated Financial Statements for additional information regarding RH Holdings and Prime, including further discussions of the put and call options.

LIQUIDITY AND CAPITAL RESOURCES

    The Company plans to fund future acquisitions through a combination of debt and equity offerings and borrowings under its credit facilities (described below). The Company believes that cash flow from operations generally will be sufficient to meet working capital and short-term liquidity requirements for current operations and to fund interest payments and dividends on outstanding Common and preferred shares. The Company plans to finance principal repayments on debt primarily through the issue of additional debt or equity or borrowings under revolving credit facilities and plans to ensure financing is available well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At December 31, 1996 the Company's long-term debt/equity ratio was 1.4:1.

    The Company's balance sheet at December 31, 1996, as compared to December 31, 1995, reflects changes principally from acquisitions during 1996, as described further in Note 2 to the 1996 Consolidated Financial Statements. In addition, the Company's investments in Prime and Rose Hills together increased investments on the balance sheet by $173 million, as further described in Note 4 to the 1996 Consolidated Financial Statements. As at December 31, 1995, there was a working capital deficiency arising from the $53 million accrual for the cash payments required to be made in 1996 under the Gulf National and Provident settlements. The $50 million payment for the Gulf National settlement was funded in 1996 by borrowings under the Company's credit facilities.

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

    EQUITY OFFERINGS

    In January 1996, Loewen completed a public offering (the "1996 Preferred Share Offering") in Canada and a simultaneous private placement in the United States of Series C Receipts representing 8,800,000 Series C Preferred Shares for gross proceeds of Cdn.$220 million (U.S.$161 million), which were deposited with an escrow agent. The net proceeds were released to the Company periodically to fund acquisitions by depositing with the escrow agent an equal dollar amount of Series C Preferred Shares. By June 1996, all of the Series C Preferred Shares had been deposited with the escrow agent, all of the net proceeds had been released to the Company and the Series C Preferred Shares were released to the holders of the Series C Receipts. Each Series C Preferred Share is convertible into 0.6557 of a Common share at the option of the holder of Series C Preferred Shares, subject to certain conditions. See Note 9 to the 1996 Consolidated Financial Statements for additional information regarding the Series C Preferred Shares.

    In March 1996, Loewen completed a public offering in Canada and a simultaneous private placement in the United States of 7,000,000 Common shares and, in April 1996, sold an additional 700,000 Common shares (pursuant to the exercise of an over-allotment option) for aggregate gross proceeds of approximately Cdn.$302 million (U.S.$221 million) (the "1996 Common Share Offering"). The net proceeds of the 1996 Common Share Offering were used to pay down the then outstanding balance on the Multi-Currency Revolver (described below) and for general corporate purposes, including acquisitions.

    INDEBTEDNESS

    In March 1996, concurrently with the 1996 Common Share Offering, LGII issued two series of senior guaranteed notes (the "Series 1 and 2 Notes") in the United States for aggregate gross proceeds of $350 million (the "Series 1 and 2 Senior Notes Offering"). The Series 1 and 2 Notes are guaranteed by Loewen. The net proceeds of the Series 1 and 2 Senior Notes Offering were used to repay the then outstanding balance on the Multi-Currency Revolver in full and for general corporate purposes, including acquisitions.

    In October 1996, LGII issued two additional series of senior guaranteed notes (the "Series 3 and 4 Notes") in the United States for aggregate gross proceeds of $350 million (the "Series 3 and 4 Senior Notes Offering"). The Series 3 and 4 Notes are guaranteed by Loewen. The net proceeds of the Series 3 and 4 Senior Notes Offering were used primarily to repay indebtedness under the 1996 Revolving Credit Facility (described below), and the balance of the net proceeds were used for general corporate purposes, including acquisitions and interest and principal payments on existing senior notes.

    In addition to the Series 1 through 4 Notes, LGII and Loewen have outstanding at December 31, 1996 an aggregate of $208 million of senior amortizing notes, issued in five series (Series A through Series E) in 1991, 1993, and 1994 (the "Series A-E Senior Notes"). The Series A-E Senior Notes bear interest at rates ranging from 6.49% to 9.93% and have initial terms of seven to ten years.

    Loewen also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolver"), which was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. A subsidiary of Loewen has a $108 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan"), which also was amended in July 1996 to modify certain covenants to parallel the 1996 Revolving Credit Facility. Loewen has a Cdn.$35 million five-year term loan that will terminate in January 2000 (the "Canadian Term Loan").

    In May 1996, LGII entered into a five-year $750 million secured revolving credit facility (the "1996 Revolving Credit Facility") with a syndicate of banks. The 1996 Revolving Credit Facility matures in May 2001 and bears interest at alternative rates selected by LGII. At December 31, 1996, the amount outstanding under the 1996 Revolving Credit Facility was $237 million, and such amount bore interest at 6.87% per annum.

    Prior to entering into the 1996 Revolving Credit Facility, LGII had a $400 million unsecured multi-currency revolving credit facility with a syndicate of banks that was scheduled to mature in May 2000 and a $100 million 364-day unsecured multi-currency revolving credit facility with the same syndicate of banks that expired on May 10, 1996 (together, the "Multi-Currency Revolver"). The Multi-Currency Revolver was repaid in full and retired on May 31, 1996.

    Also on May 31, 1996, Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of the Loewen subsidiaries and (ii) all of the financial assets of LGII (including the shares of capital stock held by LGII of various subsidiaries). The collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This senior lending group consists principally of the lenders under the 1996 Revolving Credit Facility, the Canadian Revolver, the MEIP Loan, and the Canadian Term Loan as well as the holders of certain letters of credit, the Series A-E Senior Notes, the Series 1 and 2 Notes and the Series 3 and 4 Notes.

    RESTRICTIONS ON PAYMENT OF DIVIDENDS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions and provisions restricting payment of dividends on Common and preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At December 31, 1996, approximately $26 million of the Company's retained earnings were restricted and unavailable for payment of dividends under the most restrictive agreement. See Note 6 to the 1996 Consolidated Financial Statements.

    In connection with the issuance of the MIPS by LGC in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 7 to the 1996 Consolidated Financial Statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations which restrict distributions, loans and advances from such subsidiaries to the Company.

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

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996      1995(1)     1994
                                                                                    ---------  ---------  ---------
                                                                                             (IN MILLIONS)
Sources of capital:
  Cash provided by operations.....................................................  $  (134.5) $    10.4  $    43.3
  Issue of common share capital...................................................      300.6      203.1       53.3
  Issue of preferred securities of subsidiary.....................................         --         --       75.0
  Issue of preferred shares.......................................................      154.1         --         --
  Net change in long-term debt and current note payable...........................      575.4      381.2      172.9
                                                                                    ---------  ---------  ---------
    Total.........................................................................  $   895.6  $   594.7  $   344.5
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Uses of capital:..................................................................
  Business acquisitions (net of debt and liabilities assumed).....................  $   619.6  $   487.9  $   265.6
  Construction of new facilities..................................................       17.7       14.7       14.1
  Investments, net................................................................      171.4       15.7       30.9
  Net capital expenditures........................................................       30.8       17.9       13.6
  Net purchase of insurance invested assets.......................................       34.4         --         --
  Common share dividends..........................................................       11.4        2.4        2.9
  Preferred share dividends.......................................................        8.9         --         --
  Increase (decrease) in cash and cash equivalents................................      (21.3)      27.3       (2.5)
  Other...........................................................................       22.7       28.8       19.9
                                                                                    ---------  ---------  ---------
    Total.........................................................................  $   895.6  $   594.7  $   344.5
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
THE LOEWEN GROUP INC.
  Report of Independent Accountants........................................................................         32
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............................................         33
  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995
    and 1994...............................................................................................         34
  Consolidated Statements of Retained Earnings for the Years Ended December 31, 1996,
    1995 and 1994..........................................................................................         35
  Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1996, 1995 and
    1994...................................................................................................         36
  Notes to Consolidated Financial Statements...............................................................         37
  Supplementary Data: Quarterly Financial Data (Unaudited).................................................         80
LOEWEN GROUP INTERNATIONAL, INC.
  Report of Independent Accountants........................................................................         82
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............................................         83
  Consolidated Statements of Operations and Retained Earnings (Deficit) for the Years Ended December 31,
    1996, 1995 and 1994....................................................................................         84
  Consolidated Statements of Changes in Financial Position for the Years Ended December 31, 1996, 1995 and
    1994...................................................................................................         85
  Notes to Consolidated Financial Statements...............................................................         86
NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
  Report of Independent Accountants........................................................................        123
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............................................        124
  Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1996, 1995
    and 1994...............................................................................................        125
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994...............        126
  Notes to Consolidated Financial Statements...............................................................        127
LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY
  Report of Independent Accountants........................................................................        142
  Balance Sheets as of December 31, 1996 and 1995..........................................................        143
  Statements of Income and Retained Earnings for the Eight Month Period Ended December 31, 1994 and the
    Years Ended December 31, 1996 and 1995.................................................................        144
  Statements of Cash Flows for the Eight Month Period Ended December 31, 1994 and the Years Ended December
    31, 1996 and 1995......................................................................................        145
  Notes to Financial Statements............................................................................        146

FINANCIAL STATEMENTS OF LGII, NEWEOL INVESTMENTS LTD. AND LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE OUTSTANDING SHARES OF EACH OF SUCH COMPANIES CONSTITUTE A "SUBSTANTIAL PORTION" OF THE COLLATERAL (WITHIN THE MEANING OF SECURITIES AND EXCHANGE COMMISSION RULE 3-10 UNDER REGULATION S-X) THAT SECURES THE SERIES 1 THROUGH 4 NOTES THAT WERE ISSUED BY LGII AND GUARANTEED BY LOEWEN.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations, retained earnings and changes in financial position for each of the years in the three year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II included in item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable asurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1996, in accordance with generally accepted accounting principles in Canada. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG
Chartered Accountants
Vancouver, Canada
March 3, 1997

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------  ------------
ASSETS
Current assets
  Cash and term deposits............................................................  $     18,059  $     39,454
  Receivables, net of allowances....................................................       187,617       115,953
  Inventories.......................................................................        32,008        27,489
  Prepaid expenses..................................................................        11,545         8,185
                                                                                      ------------  ------------
                                                                                           249,229       191,081
Prearranged funeral services........................................................       334,420       245,854
Long-term receivables, net of allowances............................................       288,579       167,367
Investments.........................................................................       266,228        86,815
Insurance invested assets...........................................................       296,249        97,024
Cemetery property, at cost..........................................................       615,192       369,022
Property and equipment..............................................................       686,285       551,965
Names and reputations...............................................................       558,710       424,944
Deferred income taxes...............................................................        67,904        61,959
Other assets........................................................................       134,143        66,949
                                                                                      ------------  ------------
                                                                                      $  3,496,939  $  2,262,980
                                                                                      ------------  ------------
                                                                                      ------------  ------------
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness..............................................................  $         --  $     38,546
  Accrued settlements...............................................................            --        53,000
  Accounts payable and accrued liabilities..........................................       114,072        80,058
  Long-term debt, current portion...................................................        79,580        69,671
                                                                                      ------------  ------------
                                                                                           193,652       241,275
Long-term debt......................................................................     1,428,641       864,838
Other liabilities...................................................................       204,546       136,433
Insurance policy liabilities........................................................       212,480        84,898
Deferred prearranged funeral services revenue.......................................       334,420       245,854
Preferred securities of subsidiary..................................................        75,000        75,000
Shareholders' equity
  Common shares.....................................................................       796,431       490,055
  Common shares issuable under legal settlements....................................            --        72,000
  Preferred shares..................................................................       157,146            --
  Retained earnings.................................................................        80,117        36,439
  Foreign exchange adjustment.......................................................        14,506        16,188
                                                                                      ------------  ------------
                                                                                         1,048,200       614,682
                                                                                      ------------  ------------
                                                                                      $  3,496,939  $  2,262,980
                                                                                      ------------  ------------
                                                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 11, 12 AND 20)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1996        1995         1994
                                                                              ----------  -----------  ----------
Revenue
  Funeral...................................................................  $  549,833  $   441,352  $  353,904
  Cemetery..................................................................     286,652      143,577      63,424
  Insurance.................................................................      71,900       13,564          --
                                                                              ----------  -----------  ----------
                                                                                 908,385      598,493     417,328

Costs and expenses
  Funeral...................................................................     326,892      258,872     210,471
  Cemetery..................................................................     191,473      103,726      48,003
  Insurance.................................................................      52,449       10,533          --
                                                                              ----------  -----------  ----------
                                                                                 570,814      373,131     258,474
                                                                              ----------  -----------  ----------
                                                                                 337,571      225,362     158,854

Expenses
  General and administrative................................................      76,703       67,652      34,751
  Depreciation and amortization.............................................      56,763       40,103      28,990
                                                                              ----------  -----------  ----------
                                                                                 133,466      107,755      63,741
                                                                              ----------  -----------  ----------
Earnings from operations....................................................     204,105      117,607      95,113
Interest on long-term debt..................................................      88,932       50,913      34,203
Finance costs related to hostile takeover proposal..........................       3,230           --          --
Other costs related to hostile takeover proposal............................      15,448           --          --
Litigation related finance costs............................................          --       19,914          --
Legal settlements...........................................................          --      165,000          --
                                                                              ----------  -----------  ----------
Earnings (loss) before undernoted items.....................................      96,495     (118,220)     60,910
Dividends on preferred securities of subsidiary.............................       7,088        7,088       2,678
                                                                              ----------  -----------  ----------
Earnings (loss) before income taxes and undernoted items....................      89,407     (125,308)     58,232
Income taxes
  Current...................................................................      22,544       29,379      17,053
  Deferred..................................................................       6,551      (76,557)      2,685
                                                                              ----------  -----------  ----------
                                                                                  29,095      (47,178)     19,738
                                                                              ----------  -----------  ----------
                                                                                  60,312      (78,130)     38,494
Equity and other earnings of associated companies...........................       3,594        1,446          --
                                                                              ----------  -----------  ----------
Net earnings (loss) for the year............................................  $   63,906  $   (76,684) $   38,494
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------
Basic earnings (loss) per Common share......................................  $     0.97  $     (1.69) $     0.97
Fully diluted earnings (loss) per Common share..............................  $     0.97  $     (1.69) $     0.97

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Retained earnings, beginning of year..........................................  $   36,439  $  115,492  $   79,867
Net earnings (loss)...........................................................      63,906     (76,684)     38,494
Common share dividends........................................................     (11,354)     (2,369)     (2,869)
Preferred share dividends.....................................................      (8,874)         --          --
                                                                                ----------  ----------  ----------
Retained earnings, end of year................................................  $   80,117  $   36,439  $  115,492
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Dividend per Common share.....................................................  $    0.200  $    0.050  $    0.070
Dividend per Preferred share..................................................  $    1.008  $       --  $       --

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996         1995         1994
                                                                            ------------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss).....................................................  $     63,906  $   (76,684) $    38,494
  Items not affecting cash
    Depreciation and amortization.........................................        56,763       40,103       28,990
    Deferred income taxes.................................................         6,551      (76,557)       2,685
    Equity and other earnings of associated companies.....................        (3,594)      (1,446)          --
    Other.................................................................        25,315       14,541        2,455
  Common shares and debt issuable under legal settlements.................      (112,000)     112,000           --
  Net changes in other non-cash balances..................................      (171,450)      (1,552)     (29,340)
                                                                            ------------  -----------  -----------
                                                                                (134,509)      10,405       43,284
                                                                            ------------  -----------  -----------
Investing
  Business acquisitions...................................................      (619,632)    (487,948)    (265,638)
  Construction of new facilities..........................................       (17,719)     (14,695)     (14,114)
  Investments, net........................................................      (171,398)     (15,719)     (30,917)
  Purchase of insurance invested assets...................................      (106,335)          --           --
  Proceeds on disposition of insurance invested assets....................        71,939           --           --
  Purchase of property and equipment......................................       (54,911)     (21,369)     (17,890)
  Proceeds on disposition of assets.......................................        24,067        3,490        4,263
  Proceeds on disposition of insurance operations.........................            --           --       (4,304)
  Other...................................................................         2,335      (32,932)     (17,386)
                                                                            ------------  -----------  -----------
                                                                                (871,654)    (569,173)    (345,986)
                                                                            ------------  -----------  -----------
Financing
  Issue of Common shares, before income tax recovery......................       300,583      203,056       53,388
  Issue of Preferred shares, before income tax recovery...................       154,094           --           --
  Issue of preferred securities of subsidiary.............................            --           --       75,000
  Increase in long-term debt..............................................     1,128,449      396,461      187,357
  Reduction in long-term debt.............................................      (514,510)     (53,793)     (14,465)
  Common share dividends..................................................       (11,354)      (2,369)      (2,869)
  Preferred share dividends...............................................        (8,874)          --           --
  Current note payable....................................................       (38,546)      38,546           --
  Other...................................................................       (25,004)       4,121        1,744
                                                                            ------------  -----------  -----------
                                                                                 984,838      586,022      300,155
                                                                            ------------  -----------  -----------

Increase (decrease) in cash and cash equivalents during the year..........       (21,325)      27,254       (2,547)
Effect of foreign exchange adjustment.....................................           (70)         551          464
Cash and cash equivalents, beginning of year..............................        39,454       11,649       13,732
                                                                            ------------  -----------  -----------
Cash and cash equivalents, end of year....................................  $     18,059  $    39,454  $    11,649
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
Cash and cash equivalents include
  Cash and term deposits..................................................  $     18,059  $    39,454  $    15,349
  Bank indebtedness, included in current indebtedness.....................            --           --       (3,700)
                                                                            ------------  -----------  -----------
                                                                            $     18,059  $    39,454  $    11,649
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, in the case of the Company, generally conform with those established in the United States, except as explained in Note 21.

    The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1996 except for a few companies with small minority interests. The Company's operating subsidiaries in the United States are held through Loewen Group International, Inc. ("LGII") .

    The Company accounts for its common share investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income (loss) as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to (deducted from) the cost of the investment. Common share dividends received reduce the carrying amount of the investment.

    Other long-term investments including preferred share investments are accounted for using the cost method.

    The Company accounts for its investment in joint ventures using the proportionate consolidation method.

    All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

PREARRANGED FUNERAL SERVICES

    Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. Except for insurance commissions and amounts not required to be trusted which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Allowances for customer cancellations and refunds are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

INSURANCE OPERATIONS

    (A) INSURANCE REVENUE

    The Company earns insurance revenue through the sale of industrial life and ordinary life insurance policies.

    (B) INSURANCE INVESTED ASSETS

    Bonds and other fixed-term securities are carried at amortized cost. Net realized gains and losses are deferred and amortized to income over the remaining term to maturity of the security sold. Equity securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

    (C) INSURANCE POLICY LIABILITIES

    Insurance policy liabilities represent an estimate of the amount which, together with future premiums and investment income, will be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Liabilities are computed using the policy premium method which involves the use of estimates concerning such factors as mortality and morbidity rates, future investment yields, future expense levels and rates of surrender. Consequently policy liabilities include reasonable provisions for adverse

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) deviations from those estimates. These assumptions will be revised if it is determined that future experience differs substantially from that previously assumed.

ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition and ongoing maintenance programs after acquisition.

INVENTORIES

    Inventories are valued at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements.........................  10 to 40 years
Automobiles........................................  6 years
Furniture, fixtures and equipment..................  6 to 10 years
Computer hardware and software.....................  6 to 10 years over the term of the lease plus one
Leasehold improvements.............................  renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts prepaid under non-competition agreements with certain key management personnel of acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, based on factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

DEFERRED FINANCE COSTS

    Deferred finance costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Company's long-term debt and preferred securities of subsidiary and are being amortized to earnings on a straight-line basis over the respective term of the related debt. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

ACQUISITION COSTS

    The Company's policy is to capitalize direct acquisition costs incurred on potential acquisitions. Upon completion of an acquisition, these costs are allocated to the assets acquired and are subject to the accounting policies outlined above. On certain acquisitions, a portion of the consideration is contingent upon future operating results. Such consideration, if any, is allocated to the assets acquired once determinable. Direct acquisition costs related to acquisitions not completed are written off.

DERIVATIVE INSTRUMENTS

    The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties.

    The Company enters into interest rate swap agreements to manage interest rate exposure on its long-term debt. The difference between the amounts paid and received is accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company uses basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions are probable and the significant characteristics and expected terms are identified. Any gain or loss as a result of the hedging is deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time, a hedging transaction no longer meets the criteria of a hedge, any gain or loss is recognized in current earnings.

    The Company may also use foreign exchange forward contracts, options and futures to hedge the Company's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction are accounted for as an adjustment to the related transaction.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SHARE ISSUE EXPENSES

    The costs of issuing shares, net of income tax recoveries thereon, are applied to reduce the stated value of such shares.

DEFERRED INCOME TAXES

    The Company follows the allocation method for accounting for income taxes. Under this method recognition is given in the financial statements to the tax effects of timing differences between income for financial statement and income tax purposes. The differences arise primarily from provisions for legal settlements and related costs, intercompany charges, interest, depreciation, amortization, deferred finance costs, direct marketing costs, provision for bad debts and contract cancellations, operating loss carryforwards, cemetery sales and share issue costs.

EARNINGS PER SHARE

    Basic earnings per share figures are calculated based on net earnings available to Common shareholders using the weighted average number of Common shares outstanding during the respective periods.

    Fully diluted earnings per share figures assume exercise of options, convertible preference shares and Management Equity Investment Plan ("MEIP") options, if dilutive, effective on their dates of issue and that the funds derived therefrom would have been invested at an annual after tax rate of return of 6.55% (1995 -- 6.19%, 1994 -- 6.18%).

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Canadian operations, which are accounted for as self-sustaining, have been translated into United States dollars at the rates of exchange as at the balance sheet dates, and revenue and expenses are translated at the average rates of exchange for the periods of operation. Gains or losses arising from the translation are deferred and are classified as "Foreign exchange adjustment" within Shareholders' equity.

NOTE 2.  ACQUISITIONS

    During the year ended December 31, 1996, the Company acquired 149 funeral homes, 135 cemeteries and two insurance companies in the United States, and ten funeral homes and one cemetery in Canada. Included in these acquisitions is the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The S.I. assets include 15 funeral homes, two cemeteries and two insurance companies.

    During the year ended December 31, 1995, the Company acquired 170 funeral homes and 61 cemeteries in the United States and seven funeral homes and three cemeteries in Canada.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  ACQUISITIONS (CONTINUED)
    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the Consolidated Balance Sheet is shown below. Included in the 1996 amounts is $11,794,000 representing the present value of total contingent payments of approximately $13,500,000 which the Company recorded in the third quarter of 1996 when the outcome of the contingency related to a 1995 acquisition became determinable.

                                                                                            1996         1995
                                                                                         -----------  ----------
Current assets.........................................................................  $    13,624  $   16,538
Prearranged funeral services...........................................................       49,098      62,250
Long-term receivables, net of allowances...............................................       90,882      83,951
Investments............................................................................        1,837       9,500
Insurance invested assets..............................................................      185,971          --
Cemetery property, at cost.............................................................      255,239     254,115
Property and equipment.................................................................      111,610      94,741
Names and reputations..................................................................      154,297     118,531
Other assets...........................................................................          251       9,424
                                                                                         -----------  ----------
                                                                                             862,809     649,050

Current liabilities....................................................................      (19,364)    (15,832)
Long-term debt.........................................................................       (2,068)    (14,677)
Other liabilities......................................................................      (53,995)    (60,378)
Insurance policy liabilities...........................................................     (125,250)         --
Deferred income taxes..................................................................        6,598      (7,965)
Deferred prearranged funeral services revenue..........................................      (49,098)    (62,250)
                                                                                         -----------  ----------
                                                                                         $   619,632  $  487,948
                                                                                         -----------  ----------
                                                                                         -----------  ----------
Consideration
  Cash, including assumed debt repaid at closing.......................................  $   556,921  $  382,000
  Debt.................................................................................       51,060      95,052
  Common shares........................................................................       11,651      10,896
                                                                                         -----------  ----------
Purchase Price.........................................................................  $   619,632  $  487,948
                                                                                         -----------  ----------
                                                                                         -----------  ----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended December 31, 1996 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  ACQUISITIONS (CONTINUED)
indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                               1996        1995
                                                                                            ----------  ----------
Revenues..................................................................................  $  992,412  $  819,145
Net earnings (loss).......................................................................  $   58,552  $  (79,441)
Basic earnings (loss) per share...........................................................  $     0.86  $    (1.95)
Fully diluted earnings (loss) per share...................................................  $     0.86  $    (1.95)

NOTE 3.  PREARRANGED FUNERAL SERVICES

    Included in the consolidated balance sheets at December 31, 1996, as prearranged funeral services is $334,420,000 (1995 -- $245,854,000), representing amounts deposited in accordance with state trusting laws with various financial institutions and insurance companies, together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed.

AMOUNTS HELD IN PREARRANGED FUNERAL TRUSTS

                                                                                               1996        1995
                                                                                            ----------  ----------
Short-term investments....................................................................  $   98,615  $   96,705
Fixed maturities..........................................................................     116,177     118,244
Balanced mutual funds.....................................................................      58,648      26,589
Equity securities.........................................................................      10,870       3,257
Insurance policies held by trust..........................................................      45,228          --
Other.....................................................................................       4,882       1,059
                                                                                            ----------  ----------
                                                                                            $  334,420  $  245,854
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    As at December 31, 1996, total prearranged funeral trust assets were approximately equal to the market value. The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1996 was 5.2% (1995 -- 5.1%, 1994 -- 4.7%).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS

                                                                                                1996       1995
                                                                                             ----------  ---------
ARBOR MEMORIAL SERVICES INC. ("ARBOR")
  713,825 Class A voting shares (1995 -- 680,225) representing
    28.3% (market value $14,843,144 (1995 -- $11,220,721))
  2,154,352 Class B non-voting shares (1995 -- 2,057,752)
    representing 27.5% (market value -- $43,618,319 (1995 -- $33,189,548)).................  $   39,517  $  35,710

PRIME SUCCESSION HOLDINGS, INC. ("PRIME")
  213.2353 Common shares (1995 -- nil) representing 21.8%..................................      12,780         --
  6,350 Preferred Shares (1995 -- nil) representing 100%...................................      63,500         --

ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")
  204.5454 Common shares (1995 -- nil) representing 20.45%.................................       6,525         --
  8,600 Preferred shares (1995 -- nil) representing 100%...................................      86,000         --

INVESTMENTS OF JOINT VENTURE...............................................................      37,187     34,258
OTHER......................................................................................      20,719     16,847
                                                                                             ----------  ---------
                                                                                             $  266,228  $  86,815
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    (A) ARBOR

    The investment in Arbor, an operator of funeral homes and cemeteries in Canada, is accounted for by the equity method commencing January 1, 1995. As at October 31, 1996, Arbor had total assets and liabilities of $439,261,000 and $293,808,000 respectively (1995 -- $287,617,000 and $188,837,000 respectively)
and total revenues of $129,978,000 (1995--$117,269,000). The Company's equity in the earnings of Arbor in 1996 was $1,879,000 (1995 -- $1,391,000). Included in the Company's retained earnings are $2,888,000 (1995 -- $1,199,000) of undistributed earnings of Arbor.

    (B) PRIME

    On August 26, 1996, the Company acquired 235.2941 Common shares of Prime for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 Common shares, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 Common shares and Blackstone has paid $52,000,000 for
764.7059 Common shares representing 21.8% and 78.2% respectively of Prime's voting common shares. The Company has acquired 100% of Prime's non-voting preferred stock. A 10% cumulative annual payment-in-kind dividend is payable on the preferred stock.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession Inc. was purchased on August 26, 1996 for

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
approximately $320,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in Prime to a party other than to an affiliate of itself.

    The Company accounts for its investment in preferred shares of Prime by the cost method. For the period August 26, 1996 to December 31, 1996, income of $2,300,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in common shares of Prime by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the period August 26, 1996 to December 31, 1996, a loss of $1,144,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of Prime.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's common share interest in Prime commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its common share interest to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), after deduction of certain liabilities. The multiple to be applied to EBITDA is also determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or Common shares of the Company, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common share interest is determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Any payment to Blackstone is subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

    Summarized financial data for Prime for the period August 26, 1996 to December 31, 1996, are presented as follows:

Income statement information:

  Revenue.........................................................................  $  32,651
  Gross margin....................................................................     11,066
  Earnings from operations........................................................      5,492
  Payment-in-kind dividend........................................................      2,300
  Net loss attributable to common shareholders....................................      5,250

Balance sheet information:

  Current assets..................................................................  $  24,614
  Non-current assets..............................................................    374,174
                                                                                    ---------
  Total assets....................................................................    398,788

  Current liabilities.............................................................     22,531
  Non-current liabilities.........................................................    249,652
                                                                                    ---------
  Total liabilities...............................................................    272,183

  Shareholders' equity............................................................    126,605

    (C) RH HOLDINGS

    On November 19, 1996, the Company acquired 204.5454 Common shares of RH Holdings for $9,000,000, representing 20.45% of RH Holdings' voting common shares, and 100% of RH Holdings' non-voting preferred shares, with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 Common shares, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

    RH Holdings holds all of the outstanding common shares of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RH Holdings and is being amortized over 40 years.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the RH Holdings' Board of Directors. Blackstone controls the strategic operating, investing and financing policies of RH Holdings. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in RH Holdings to a party other than to an affiliate of itself.

    The Company accounts for its investment in preferred shares of RH Holdings by the cost method. For the period November 19, 1996 to December 31, 1996, income of $932,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in common shares of RH Holdings by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the period November 19, 1996 to December 31, 1996, a loss of $468,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to Call Blackstone's common share interest in RH Holdings commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the terms of the Put/Call Agreement. Blackstone has the option to Put its common share interest to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Company, subject to certain conditions, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone common share interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or LGII will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. If the Administrative Services Agreement becomes terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, Blackstone under the Put will receive, at a minimum, its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company, regardless of the calculated equity value.

    (D) INVESTMENTS OF JOINT VENTURE

    The Company is a party to a joint venture for investment purposes. The investment balance represents the Company's proportionate share of the joint venture's investment in credit card receivables. The Company's proportionate share of the joint venture's liabilities is $36,897,000 (1995 -- $34,114,000), resulting in a net investment of $290,000 (1995 -- $144,000).

NOTE 5.  INSURANCE INVESTED ASSETS

                                                                      DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                    ----------------------  ---------------------
                                                                     CARRYING     MARKET    CARRYING     MARKET
                                                                      VALUE       VALUE       VALUE      VALUE
                                                                    ----------  ----------  ---------  ----------
Fixed maturities..................................................  $  256,919  $  257,250  $  78,895  $   81,266
Equity securities.................................................       2,376       2,343      4,737       5,342
Short-term investments and other..................................      36,954      37,016     13,392      13,439
                                                                    ----------  ----------  ---------  ----------
                                                                    $  296,249  $  296,609  $  97,024  $  100,047
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------

    The Company earned $16,883,000 of investment income on these assets at December 31, 1996 (1995 -- $3,289,000) and $1,882,000 and $1,522,000 of
unrealized gains and losses, respectively, on the carrying value of these investments at December 31, 1996 (1995 -- $3,348,000 and $325,000 respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$3,750,000 due in one year or less (1995 -- $5,000,000), $56,000,000 due in one to five years (1995 -- $8,000,000), $47,958,000 due in five to ten years
(1995 -- $21,000,000), and $25,018,000 due after ten years
(1995 -- $13,000,000). Maturities on an amortized cost basis are approximately the same as the market value basis at December 31, 1996. The Company had approximately $124,193,000 in mortgage-backed securities and collateralized mortgage obligations at December 31, 1996 (1995 -- $32,000,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT

                                                                                              1996         1995
                                                                                          ------------  ----------
Bank revolving credit agreements........................................................  $    270,489  $  379,488
MEIP bank term loan agreement due 2000..................................................       107,583     116,007
Canadian bank term loan agreement due 2000 (Cdn.$35,000,000)............................        25,536      25,659
9.70% Series A and C senior amortizing notes due in 1998................................        62,500      93,750
9.93% Series B senior amortizing notes due in 2001......................................        35,700      42,850
9.62% Series D senior amortizing notes due in 2003......................................        60,000      60,000
6.49% Series E senior amortizing notes due in 2004......................................        50,000      50,000
7.50% Series 1 senior notes due in 2001.................................................       225,000          --
7.75% Series 3 senior notes due in 2001.................................................       125,000          --
8.25% Series 2 and 4 senior notes due in 2003...........................................       350,000          --
Present value of notes issued under legal settlements discounted at
  an effective interest rate of 7.75%...................................................        40,000      40,000
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%, see Note 19.........................        34,681      35,260
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are
  secured by assets of certain subsidiaries.............................................       121,732      91,495
                                                                                          ------------  ----------
                                                                                             1,508,221     934,509
Less current portion....................................................................        79,580      69,671
                                                                                          ------------  ----------
                                                                                          $  1,428,641  $  864,838
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    (a) On May 31, 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement whereby senior lenders would share certain collateral on a pari passu basis. This collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This group consists principally of lenders under the Company's bank revolving credit agreements, the MEIP bank term loan, the Canadian bank term loan, the senior amortizing notes and the senior notes. At December 31, 1996, the indebtedness owed to senior lenders subject to the collateral trust arrangement, including holders of certain letters of credit, aggregated $1,331,000,000.

    The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by the Company of substantially all of its subsidiaries and
(ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets).

    As part of the 1994 Management Equity Investment Plan, see Note 9(e), the MEIP bank term loan is additionally secured by Senior Exchangeable Debentures.

    (b) Certain of the above loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT (CONTINUED)
the Company to maintain specified financial ratios. At December 31, 1996, approximately $26,000,000 of the Company's retained earnings were not restricted and available for payment of dividends under the most restrictive agreement.

    (c) The Company's primary bank revolving credit agreement was entered into on May 31, 1996 and provides for borrowings of up to $750,000,000 with a maturity of May 29, 2001. Initial borrowings under this facility were used to repay in full and retire a previous $400,000,000 revolving credit agreement. The Company also has a Cdn.$50,000,000 revolving credit agreement with a maturity of July 15, 1999. At December 31, 1996, $237,000,000 and $33,489,000
(Cdn.$45,900,000) were outstanding under the Company's primary and Canadian revolving credit agreements respectively.

    The Company's bank revolving credit agreements and MEIP bank term loan bear interest at floating rates based on U.S. Libor, Canadian Bankers Acceptance rates or the prime rates of certain banks, plus an applicable margin depending upon a combination of the Company's ability to maintain specified financial ratios and the Company's long-term debt credit ratings. The Company is also required to pay a commitment fee on the unused portion of the revolving credit agreements. The Canadian bank term loan bears interest at 10.29%.

    (d) Repayment of the senior amortizing notes commenced November 1, 1995 for Series A, B and C and commences September 11, 1997 for Series D and February 25, 1998 for Series E, all in equal annual amounts to the respective due dates.

    (e) In March 1996, LGII consummated a private placement of two series of senior notes guaranteed by the Company (Series 1 and 2) for gross proceeds of $350,000,000. In October 1996, these notes were exchanged for notes registered under Securities Act.

    In October 1996, LGII consummated a private placement of two series of senior notes guaranteed by the Company (Series 3 and 4) for gross proceeds of $350,000,000. In March 1997, these notes were exchanged for notes registered under the Securities Act.

    (f) The notes issued under legal settlements represents a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note, see Note 11.

    (g) The Company incurred and paid approximately $91,000,000 of interest during 1996 (1995 -- $54,000,000), of which approximately $2,100,000
(1995 -- $2,700,000) was capitalized as cost of construction or development of cemetery property.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    (h)  Maturities of long-term debt are as follows:

                                                                                                          1996
                                                                                                      ------------
1997................................................................................................        79,580
1998................................................................................................        74,889
1999................................................................................................        79,447
2000................................................................................................       184,153
2001................................................................................................       624,210
Thereafter..........................................................................................       465,942
                                                                                                      ------------
                                                                                                      $  1,508,221
                                                                                                      ------------
                                                                                                      ------------

NOTE 7.  PREFERRED SECURITIES OF SUBSIDIARY

    On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") were issued by Loewen Group Capital, L.P. ("LGC") in a public offering for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. LGII serves as the holding company for all United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars.

    Summarized financial data for LGII are presented as follows:

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Income statement information

  Revenue...............................................................  $    839,352  $    540,825  $    365,458
  Gross margin..........................................................       302,078       198,867       136,639
  Earnings from operations..............................................       179,185        75,715        84,390
  Net earnings (loss)...................................................        (4,868)     (127,353)        7,491

Balance sheet information
  Current assets........................................................  $    223,388  $    184,289  $     96,943
  Non-current assets....................................................     2,865,005     1,776,425       998,753
                                                                          ------------  ------------  ------------
  Total assets..........................................................     3,088,393     1,960,714     1,095,696

  Current liabilities...................................................       156,290       221,555        81,472
  Non-current liabilities...............................................     2,719,453     1,696,709       844,421
                                                                          ------------  ------------  ------------
  Total liabilities.....................................................     2,875,743     1,918,264       925,893

  Shareholders' equity..................................................       212,650        42,450       169,803

    The MIPS are due August 31, 2024 and are subject to redemption at par at the option of LGC, in whole or in part, from time to time, on or after August 31, 2004.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)
    Holders of the MIPS are entitled to receive cumulative dividends at an annual rate of 9.45% of the liquidation preference of $25 per MIPS. The dividends accrue from the date of original issuance and are payable monthly in arrears.

    The Company has the right to defer payment of dividends on the MIPS for one or more periods, each not to exceed 60 consecutive months. In this event the Company may not declare or pay dividends on, or redeem, purchase or acquire or make a liquidation payment with respect to any class of its capital stock.

    The Company has guaranteed certain payment obligations of LGII to LGC and of LGC to the MIPS holders. The guarantees are subordinated to all liabilities of the Company and are unsecured.

    The net earnings (loss) of LGII reflects $15,884,000 (1995 -- $34,896,000, 1994 -- $3,661,000) of inter-company charges which are eliminated in the Company's consolidated financial statements.

NOTE 8.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
       FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's policy is not to use derivative instruments for speculation. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (A) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1996, such agreements included:

    (1) An interest rate swap agreement with a commercial bank, having a notional principal amount of $50,000,000 in which the Company will pay a floating Libor based rate determined semi-annually (5.6875% at December 31, 1996) and receive a fixed rate of 5.725%. The Company has entered into an offsetting interest rate swap agreement with the same commercial bank, having a notional principal amount of $50,000,000 in which the Company will receive a floating Libor based rate determined on the same day as the original interest rate swap agreement and pay a fixed rate of 5.810%. After offsetting, the Company will pay a fixed rate of 0.085% under the agreement. The agreement expires in August 1997.

    (2) Three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.500% at December 31, 1996) and will pay fixed rates of 5.755%, 6.200% and 6.190% under the agreements. The agreements expire in June 1999, June 2001 and June 2001, respectively.

    (3) An interest rate swap agreement with a commercial bank, having a notional principal amount of Cdn.$15,000,000. The Company will receive floating Bankers Acceptance based rates determined quarterly (3.17% at December 31, 1996) and will pay a fixed rate of 7.430% under the agreement. The agreement expires in September 1997.

    The Company is exposed to credit losses in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    (B) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, receivables, current indebtedness, accrued settlements and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance liabilities and the Put/Call Agreements have been omitted because it is not practicable to determine fair value with sufficient reliability. For further information about these items see Notes 5 and 4 respectively. Financial instruments with a carrying value different from their fair value include:

                                                                          DECEMBER 31, 1996         DECEMBER 31, 1995
                                                                      --------------------------  ----------------------
                                                                        CARRYING                   CARRYING
                                                                         VALUE       FAIR VALUE     VALUE     FAIR VALUE
                                                                      ------------  ------------  ----------  ----------
(1)        Financial assets
           Prearranged funeral services.............................  $    334,420  $    334,420  $  245,854  $  245,854
           Investments
           Practicable to estimate fair value.......................        53,403        54,080      47,743      49,549
           Not practicable..........................................       152,453            --       2,053          --
           Insurance invested assets................................       296,249       296,609      97,024     100,047
           Long-term receivables
           Practicable to estimate fair value.......................       123,425       125,289      84,143      86,701
           Not practicable..........................................       165,154            --      83,224          --

(2)        Financial liabilities
           Liabilities of joint venture.............................  $     36,897  $     37,399  $   34,114  $   35,279
           Long-term debt...........................................     1,508,221     1,535,764     934,509     958,293
           Preferred securities of subsidiary.......................        75,000        79,500      75,000      70,125

(3)        Derivative instruments
           (net receivable/(payable))
           Swap agreements..........................................  $         41  $       (112) $       11  $   (1,627)
           Futures contracts........................................            --            --      (1,533)     (1,567)

    The fair value of insurance invested assets and certain investments and long-term receivables are determined based on quoted market prices. For certain long-term receivables and other investments, fair value is estimated by discounting the future cash flows, including interest payments, using rates currently available for investments of similar terms and maturity. The investments for which it is not practicable to estimate fair value comprise primarily the preferred share investments in Prime and RH Holdings. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

    The fair value of liabilities of a joint venture and long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The fair value of long-term debt subject to floating market rates approximates its carrying value. The fair value of the preferred securities of a subsidiary is estimated based upon quoted market prices.

    The fair value of the swap agreements is the estimated amount the counterparty would receive or pay to hypothetically terminate or exchange the agreements based on market factors. The fair value of futures contracts are estimated based on quoted market prices and represents the cost to close out the position.

NOTE 9.  SHARE CAPITAL

    (A) AUTHORIZED

200,000,000 (1995 -- 3,000,000) First Preferred shares without par value

 40,000,000 (1995 -- 40,000,000) Class A shares without par value

750,000,000 (1995 -- 500,000,000) Common shares without par value

    On May 16, 1996, the authorized capital of the Company was increased to 750,000,000 Common shares without par value, 40,000,000 Class A shares without par value and 200,000,000 First Preferred shares without par value of which 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred Shares, Series A, 425,000 shares are designated as Convertible First Preferred Shares, Series B, see Note 9(e), and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C, see
Note 9(d).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    (B) ISSUED AND OUTSTANDING

                                                                                             NUMBER       STATED
                                                                                           OF SHARES      VALUE
                                                                                          ------------  ----------
Common shares and contributed surplus
  Outstanding December 31, 1993.........................................................    38,647,080  $  227,968
  Issued for cash by public offering, net of expenses of 1,442,000......................     2,000,000      46,899
  Issued for cash on exercise of stock options, including related tax benefits..........       194,821       3,996
  Issued for cash under stock purchase plan.............................................        84,445       1,545
  Issued for acquisitions...............................................................        84,701       2,087
  Issued under employee stock bonus plan................................................         4,400          65
                                                                                          ------------  ----------
Outstanding December 31, 1994...........................................................    41,015,447     282,560
  Issued for cash by public offering, net of expenses of $5,491,000.....................     6,325,000     187,421
  Issued for cash on exercise of stock options, including related tax benefits..........       415,010       6,725
  Issued for cash under stock purchase plan.............................................        93,475       2,334
  Issued for acquisitions, see Note 2...................................................       312,758      10,896
  Issued under employee stock bonus plan................................................         6,075         119
                                                                                          ------------  ----------
Outstanding December 31, 1995...........................................................    48,167,765     490,055
  Issued for cash by public offering, net of expenses of $5,558,000.....................     7,700,000     216,576
  Issued for legal settlements..........................................................     2,500,000      72,000
  Issued for cash on exercise of stock options, including related tax benefits..........       315,583       5,214
  Issued for cash under stock purchase plan.............................................        20,850         708
  Issued for acquisitions, see Note 2...................................................       340,537      11,651
  Issued under employee stock bonus plan................................................        12,280         227
                                                                                          ------------  ----------
Outstanding December 31, 1996...........................................................    59,057,015  $  796,431
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Preferred shares
  Issued for cash by public offering, net of expenses of $3,776,000.....................     8,800,000  $  157,146
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    (C) COMMON SHARES ISSUED UNDER LEGAL SETTLEMENTS

    As part of the settlement agreement of February 1, 1996, with Gulf National Insurance Company and certain of its affiliates ("Gulf National"), the Company issued 1,500,000 Common shares. In addition, as part of the settlement with Provident American Corporation and a subsidiary ("Provident"), the Company issued 1,000,000 Common shares of the Company. The shares were valued based on the guaranteed price under the settlement agreements, see Note 11.

    (D) FIRST PREFERRED SHARES

    First Preferred shares may be issued from time to time in one or more series and in such numbers and with such special rights and restrictions as the directors of the Company determine.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)

    During 1994, as part of the Management Equity Investment Plan, 425,000 shares were designated as Convertible First Preferred shares, Series B of the Company. Each Convertible First Preferred share is convertible into ten Common shares at any time prior to July 13, 2011. No Series B Preferred shares have been issued.

    In January 1996, the Company completed a public offering in Canada and a simultaneous private placement in the United States of 8,800,000 Convertible First Preferred Shares Series C Receipts for gross proceeds of Cdn.$220,000,000 (U.S.$161,000,000). The gross proceeds were deposited with an escrow agent and were subsequently exchanged for 8,800,000 Series C Preferred shares, and all of the net proceeds were released to the Company. A holder of Series C Preferred shares will have the right at any time before January 1, 2003, to convert each Series C Preferred share into that number of Common shares determined by dividing Cdn.$25.00 by Cdn.$38.125. Thereafter, a holder of Series C Preferred shares will have the right on January 1, 2003, and on the first business day of each quarter thereafter, to convert all or part of such Series C Preferred shares into that number of Common shares determined by dividing Cdn.$25.00 plus accrued and unpaid dividends by the greater of Cdn.$3.00 and 95% of the Current Market Price (as defined) on the date of conversion.

    The holders of the Series C Preferred shares are entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly.

    The Series C Preferred Shares will not be redeemable by the Company prior to July 1, 1999.

    On or after July 1, 1999, the Series C Preferred shares will be redeemable by the Company, upon giving not less than 30 days notice, at a redemption price equal to Cdn.$25.00 per share together with accrued and unpaid dividends. Prior to July 1, 2001, the redemption will only be effected by the issuance of Common shares, determined by dividing the redemption price by the greater of Cdn.$3.00 and 95% of the Current Market Price at the date of redemption. On and after July 1, 2001, the redemption may be effected by the issuance of Common shares or payment of a cash amount.

    In the event of the liquidation, dissolution or winding up of the Company or other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs, the holders of the Series C Preferred shares shall be entitled to receive the redemption price before any amounts are paid to the holders of Common shares or any other class of shares ranking junior to the Series C Preferred shares.

    (E) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 Common shares of the Company were reserved upon adoption by the Company of the MEIP on June 15, 1994. Senior Exchangeable Debentures amounting to $127,670,000 were issued by LGII to a wholly-owned subsidiary of LGII formed to act as agent for the MEIP. The Debentures are due July 15, 2001 and bear interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Company, each of which will be convertible into ten Common shares of the Company. As part of the MEIP, the present participants paid $3,409,240
(1995 - $3,827,023) for option rights to acquire $68,184,792
(1995 - $77,052,600) of Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001, of which $751,000 was paid by the Chairman of the Company. If an option expires unexercised, the participant will receive a refund without interest of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
the amount paid to acquire such option right. In addition, the Chairman paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates.

    (F) SHAREHOLDER PROTECTION RIGHTS PLAN

    On April 20, 1990, the Board of Directors of the Company approved a Shareholder Protection Rights Plan (the "Plan"), which was confirmed by the shareholders in accordance with the provisions of the Plan at the Annual General Meeting on May 24, 1990. The Plan was amended on June 18, 1991 to adjust the Exercise Price consequent upon the two-for-one stock split of the Company. The Plan was also amended on April 7, 1994 to further adjust the Exercise Price and to amend the definition of "Inherited Acquisitions." The Plan was reconfirmed by the shareholders at the Annual General Meeting on May 17, 1995 for a further five-year period expiring April 20, 2000.

    The Plan is meant to discourage unfair take-over bid tactics and to give the Board of Directors time, if there is an unsolicited bid, to pursue alternatives to maximize shareholder value. To preserve the shareholders' right to consider take-over bids on a fully-informed basis, the Plan provides that a bidder's position may be substantially diluted if it does not make either a "permitted bid" directly to all shareholders or negotiate with the Board for a waiver of the Plan's provisions.

    Under the Plan, each Common shareholder is entitled to receive one right in certain situations. The rights however will not trade separately from the Common shares unless a take-over bid is announced or someone, excluding "Grandfathered Persons," acquires 20% of the Common shares. To the Company's knowledge, only Raymond L. Loewen and Anne Loewen are Grandfathered Persons.

    The rights issued to Common shareholders under the Plan entitle the holder, upon the occurrence of certain triggering events, to acquire Common shares in the Company at a 50% discount to the market. Triggering events include the acquisition of 20% or more of the Common shares in a transaction not approved by the Board of Directors. However, the rights are not triggered by certain permitted bids that are made to all holders of Common shares and that are approved by a majority vote of independent shareholders.

    By creating the potential for substantial dilution of an unfair bidder's position, the Plan encourages an acquirer to proceed by way of a permitted bid or to approach the Board with a view to negotiation. The Plan's permitted bid provision allows bidders to take bids directly to all the shareholders. The Plan thus preserves the shareholder's right to consider such bids on a fully-informed basis. The Company, at the time of the adoption of the Plan, was not aware of any pending or threatened take-over bid for the Company. The Company is not presently aware of any pending or threatened take-over bid for the Company. On January 7, 1997, Service Corporation International ("SCI") withdrew its unsolicited hostile takeover proposal, see Note 14.

    There are exceptions to the Plan to permit the acquisition of shares by (i) persons who held more than 20% of the Common shares on April 20, 1990, subject to certain restrictions, and (ii) registered pension plans whose governing legislation prohibits them from holding more than 30% and who are acquiring the Common shares independently for investment.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    (G) STOCK OPTION PLANS

    The Company has separate fixed stock option plans for its United States and Canadian employees which enable the Company to grant options to its employees and directors. The option plans are administered by the Compensation Committee of the Company's Board of Directors. Each participant enters into an option agreement which sets forth, among other things, the number of options granted, the exercise price and the vesting conditions of the options. The exercise price of an option may not be less than the market price of the Company's stock on the trading day immediately prior to the grant date and in no event may an option terminate later than ten years after the grant date of such option.

    A summary status of the Company's fixed stock option plans and changes during the two years ended December 31, 1996, are as follows:

                                                                   1996                             1995
                                                      -------------------------------  -------------------------------
                                                                   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
STOCK OPTIONS                                           SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
----------------------------------------------------  ----------  -------------------  ----------  -------------------
Outstanding beginning of year.......................   2,861,664       $      21        2,402,562       $      16
  Options granted...................................   2,001,586              28          947,399              30
  Options exercised.................................    (315,583)             13         (415,010)             10
  Options cancelled.................................    (130,150)             25          (73,287)             20
                                                      ----------                       ----------
Outstanding end of year.............................   4,417,517       $      25        2,861,664       $      21
                                                      ----------                       ----------
                                                      ----------                       ----------
Options exercisable at end of year..................   1,618,262                          982,245

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    The following table summarizes information about the Company's fixed stock options outstanding at December 31, 1996:

                                                                  NUMBER          WEIGHTED AVERAGE
                                                              OUTSTANDING AT          REMAINING         WEIGHTED AVERAGE
OPTIONS OUTSTANDING                                          DECEMBER 31, 1996    CONTRACTUAL LIFE       EXERCISE PRICE
-----------------------------------------------------------  -----------------  ---------------------  -------------------
Range of exercise prices
$ 9.70 - $20.00............................................         809,630                 6.5             $      13
 20.01 -  30.00............................................       3,298,070                 8.6                    27
 30.01 -  40.00............................................         290,857                 8.7                    35
 40.01 -  45.00............................................          18,960                 9.3                    41
                                                             -----------------
                                                                  4,417,517                 8.2             $      25
                                                             -----------------
                                                             -----------------


                                                                  NUMBER
                                                              OUTSTANDING AT                            WEIGHTED AVERAGE
OPTIONS EXERCISABLE                                          DECEMBER 31, 1996                           EXERCISE PRICE
-----------------------------------------------------------  -----------------                         -------------------
Range of exercise prices
$ 9.70 - $20.00............................................         626,408                                 $      13
 20.01 -  30.00............................................         938,676                                        25
 30.01 -  40.00............................................          50,796                                        35
 40.01 -  45.00                                                       2,382                                        41
                                                             -----------------
                                                                  1,618,262                                 $      21
                                                             -----------------
                                                             -----------------

NOTE 10.  FOREIGN EXCHANGE ADJUSTMENT

    The foreign exchange adjustment account represents the net changes due to exchange rate fluctuations in the equivalent United States dollar book values of the Company's net investments in self-sustaining non-United States operations since their respective dates of acquisition.

NOTE 11.  LEGAL PROCEEDINGS

GULF NATIONAL SETTLEMENT

    On February 1, 1996, the Company and Gulf National executed a settlement agreement pursuant to which, among other things, the parties agreed to a full and mutual release of all claims against each other. The Company delivered to Gulf National $50,000,000 in cash, 1,500,000 Common shares ("Gulf National Settlement Shares") and a promissory note in the amount of $80,000,000 payable over 20 years in equal installments of $4,000,000, without interest. The Gulf National Settlement Shares were issued in February 1996, and a registration statement registering the resale of the Gulf National Settlement Shares filed with the Securities and Exchange Commission ("SEC") was declared effective in December 1996.

    The Company recorded a charge against its 1995 earnings in the amount of $135,000,000 before taxes of $49,530,000 to account for the Gulf National settlement. This amount represents the cash portion, the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
present value of the non-interest bearing promissory note and the guaranteed value of the Gulf National Settlement Shares.

PROVIDENT SETTLEMENT

    On February 4, 1996, Provident and the Company settled certain litigation and on March 19, 1996, the parties entered into a settlement providing for a full mutual release from all claims against each other, and the Company delivered 1,000,000 Common shares ("Provident Settlement Shares") and $3,000,000 in cash to Provident and certain designees. The Company filed a registration statement registering the resale of the Provident Settlement Shares with the SEC, which was declared effective in July 1996.

    The Company recorded a charge against its 1995 earnings in the amount of $30,000,000 before taxes of $10,800,000 to account for the Provident settlement.

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with Gulf National. The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident. The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) the Company, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) the Company, LGII and LGC made material misstatements in connection with the MIPS offering in

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery and document production. No depositions have been taken.

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

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company paid the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

    The Company referred the claims to its insurance carrier under its directors and officers liability insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Company believes that such denial was improper. On March 21, 1996, the Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Action. As of the date hereof, the Supreme Court has not ruled on the action. The Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's 1996 consolidated financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families, and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Company and LGII as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996, but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimus sums, leaving the number of plaintiff families at 51. The Complaint was dismissed for pleading deficiencies. The plaintiffs have indicated that they will file a Sixth Amended Complaint.

    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995. The insurance carriers for Osiris and the Company have assumed the defense of these claims, subject to a reservation of rights. The insurance carrier for the Company has stated that it may take the position that each gravesite claim is separately subject to the per claim policy deductible of $250,000. Accordingly, no assurance can be made that insurance coverage will be available. The annual Osiris policy limit is $11,000,000 and the annual Company policy limit is $80,000,000.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's 1996 consolidated financial statements.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

    The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the Law Firm breached its fiduciary duty and committed malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

    In March 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996, the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane have filed preliminary challenges to the Third Amended Complaint. Likewise, LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion and the preliminary challenges are all pending.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's 1996 consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, Service Corporation International ("SCI") filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that the Company falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that the Company lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that the Company's actions have tortiously interfered with SCI's "prospective business relationships" with the Company's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from the Company's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as the Company's alleged failure to disclose certain information respecting

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
the Prime and Rose Hills transactions, constitute violations of Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute.

    On October 10, 1996, the Company, LGII and Ridge Chapels, Inc., a subsidiary of LGII, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and the Company would violate Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of the Company, if successful, may substantially lessen competition in numerous local markets for (i) the sale of funeral services, (ii) the sale of funeral services on a "pre-need" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. The Company also accuses SCI and Equity Corporation International, Inc. (a competitor of the Company in which SCI had a 40% interest in October 1996) ("ECI"), of conspiracy to eliminate the Company as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, the Company filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer and, on October 15, 1996, filed a Verified First Amended Complaint.

    On October 11, 1996, the Company moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action. A hearing was held on SCI's motion on October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to the Company's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay was extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin the Company from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain the Company from proceeding in the New York Action (or elsewhere) until it had resolved the Company's pending motion to dismiss. In a telephone conference on October 28, 1996, the District Court declined to enter any injunctive relief at that time. A hearing on the Company's motion to dismiss was held on November 6, 1996. On November 23, 1996, the Texas District Court issued a Memorandum Opinion in which it: (i) denied SCI's motion for a preliminary injunction against the New York Action; and (ii) granted the Company's motion to dismiss the Texas Action, subject to the New York Court's permitting SCI to raise its above-described tortious interference and violation of Section14(e) claims as counterclaims in the New York Action. SCI's above-described declaratory judgment claim was dismissed outright.

    On December 11, 1996, SCI filed its Answer to the Company's Verified First Amended Complaint, in which it denies liability and asserts various defenses and asserts counterclaims against the Company, which counterclaims parallel generally the above-described claims for tortious interference and violation of Section14(e) claims asserted in the Texas Action. The Company believes that the counterclaims are without merit

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
and intends to contest them vigorously. The Company has served discovery requests upon SCI and ECI to which both objected. On December 11, 1996, Magistrate Judge Caden ordered expedited discovery to proceed. SCI filed objections to the Magistrate Judge's order, which objections were denied by the District Court on January 7, 1997.

    On December 11, 1996, ECI filed a Motion to Dismiss the claims against it, on grounds of improper venue and lack of personal jurisdiction. On December 18, 1996, the Company filed a Motion for Expedited Discovery respecting jurisdiction over ECI, and the parties agreed that the Company would not be required to respond to the Motion to Dismiss until either a date certain after denial of its Motion for Expedited Discovery or, if that Motion were granted, completion of jurisdictional discovery. On January 8, 1997, Magistrate Judge Caden entered an order providing that the Company could take certain expedited discovery respecting jurisdiction over ECI.

    On January 7, 1997, SCI announced that it had withdrawn its proposed exchange offer. On January 14, 1997, the Company sent a letter to the New York Court stating that it will move for leave to file an amended complaint seeking permanent injunctive relief against future actions by SCI and/or ECI against the Company in violation of the antitrust laws. On January 15, 1997, SCI sent a letter to the New York Court stating that it believes the Company's claims are moot and will seek dismissal of those claims. Discovery from the parties has been temporarily suspended by agreement. On January 16, 1997, ECI sent a letter to the New York Court, seeking to suspend discovery until the Court rules on the contemplated motions by the Company and SCI. On January 20, 1997, the Company sent a letter to the Court seeking leave to move to dismiss SCI's counterclaims, to which SCI responded on January 22, 1997, by letter requesting dismissal of the entire action.

    At the New York Court's suggestion, the parties are discussing possible resolution of the action in a manner that would end the current proceedings but preserve jurisdiction in the New York Court over similar disputes in the future, if any.

    No provision with respect to these legal proceedings has been made to date in the Company's 1996 consolidated financial statements.

DERIVATIVE SUIT

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against the Company's current directors and one former director and against the Company as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of the Company's current and former shareholders, that the defendants "improperly responded to an offer by SCI to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value," (ii) enjoin the Shareholders Protection Rights Plan in its entirety, (iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, the Company and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of forum non conveniens. On December 10, 1996, the Court granted the defendants' motion to quash the summons and denied the plaintiffs' request for discovery. The action was dismissed, and no appeal has been filed.

    No provision with respect to this legal proceeding has been made in the Company's 1996 consolidated financial statements.

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's 1996 consolidated financial statements.

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. were acquired by LGII in March 1996 when LGII acquired the assets of S.I. Acquisition Associates, L.P.

    Plaintiffs hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's insurance code and trade practices laws.

    Plaintiffs seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honour the policies and allowing a plaintiff to select a more expensive casket than provided for in the policy, upon payment of the difference in retail value, without forfeiting the other benefits provided for in the policy.

    As of the date hereof, no discovery has taken place. The Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's 1996 consolidated financial statements.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    At December 31, 1996, the Company was committed to operating lease payments for premises, aircraft, helicopter, automobiles and office equipment in the following approximate amounts:

                                                                                                           TOTAL
                                                                                                         ---------
1997...................................................................................................  $  11,133
1998...................................................................................................      9,248
1999...................................................................................................      8,442
2000...................................................................................................      7,643
2001...................................................................................................      6,408
Thereafter.............................................................................................     38,198

    Total rent expense for each of the years in the three year period ended December 31, 1996 was $12,626,000, $10,590,000 and $10,098,000 respectively.

    (B) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made variously at closing or over future periods and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED) are expensed over the terms of the specific contracts. At December 31, 1996, the agreements in place will result in future payments in the following approximate amounts:

1997...............................................................................  $  15,723
1998...............................................................................     14,733
1999...............................................................................     13,507
2000...............................................................................     14,065
2001...............................................................................     11,162
Thereafter.........................................................................     40,915

    (C) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

NOTE 13.  RETIREMENT PLANS

    The Company has a defined contribution retirement plan covering substantially all United States employees. There are no required future contributions under this plan in respect of past service. The Company has a 401K Profit Sharing Plan for United States employees who may defer between 2% and 15% of their compensation. The Company contributes a minimum of 2% of employees' eligible compensation to the 401K Plan.

    The Company has a Registered Retirement Savings Plan for Canadian employees who may contribute 3% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under these plans in respect of past service.

    The total expense for retirement plans for the three years ended December 31, 1996 was $2,318,000, $1,934,000 and $1,250,000 respectively.

NOTE 14.  HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, SCI publicly withdrew its unsolicited proposed offer to acquire the Company through an exchange offer announced in October 1996. Pursuant to the proposed exchange offer, SCI would exchange $45 worth of Common stock for each Common share of the Company tendered and $29.51 worth of Common stock for each Series C Preferred share of the Company tendered. In September 1996, the Board of Directors of the Company unanimously determined that the offer was inadequate and not in the best interests of the Company or its shareholders and recommended that, if the offer were commenced, the Company's shareholders should not tender their shares.

    Effective as of October 10, 1996, in order to attract and retain key executives and managers of the Company in the context of a threatened change in control of the Company, the Board of Directors of the Company, upon the recommendation of the Compensation Committee thereof, approved the execution of individual change-in-control severance agreements ("Severance Agreements") with approximately 80 of the Company's executives and managers ("Executives"). With the exception of Mr. Loewen, certain

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14.  HOSTILE TAKEOVER PROPOSAL (CONTINUED)
executive officers of the Company entered into such a Severance Agreement. Under each Severance Agreement, if there is a "change in control" (as defined), an Executive becomes entitled to severance pay amounting to one to three years' compensation, and certain other benefits during the "Severance Period" (as defined), if the Executive's employment terminates for any reason other than "cause" (as defined) or if the Executive terminates his or her employment for certain specified reasons. Each Severance Agreement also provides that the Executive is entitled to a retention bonus if the Executive remains employed by the Company for 30 days after a change in control. Benefits under the Severance Agreements can be reduced in certain circumstances.

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

    Effective as of October 10, 1996, the Board of Directors of the Company authorized the Company to enter into indemnification agreements with certain of its directors and officers whereby the Company will agree to indemnify such person against all costs, charges and expenses incurred by reason of being a director or officer of the Company.

    In late September, 1996, the Company on considering the possible effects of the hostile takeover proposal on its acquisition program, determined that access to capital markets might have been restricted or unavailable if the hostile takeover proposal remained outstanding for a long period of time. The Company concluded that an immediate debt issue was available and was the best alternative to provide continued liquidity during the likely period of the hostile takeover proposal. In October 1996, LGII consummated a private issue of two series of senior notes guaranteed by the Company for gross proceeds of $350,000,000. As the Company had not planned a long-term debt issue in late 1996, it believes that the incremental interest cost of the long-term debt issue over its bank revolving credit agreement is a direct result of the hostile takeover proposal. Included in finance costs related to the hostile takeover proposal is the incremental cost of $1,313,000 before income tax benefit for the period to December 31, 1996, which amount was determined as if the $350,000,000 debt issue was funded by the Company's bank revolving credit agreement.

    In addition, the Company determined that it should obtain certain amendments from its bank lenders to provide flexibility during the hostile takeover proposal. The Company believes these amendment fees would not have been required if not for the hostile takeover proposal and has expensed the aggregate amendment fees of $1,917,000 before income tax benefit. These fees also are included in finance costs related to the hostile takeover proposal.

    The other costs related to the hostile takeover proposal by SCI are comprised primarily of legal and financial advisory fees. In aggregate, the $15,448,000 incurred was composed of $9,890,000 in legal fees, $2,000,000 in investment banking advisory fees, with the balance made up of fees to other advisors. No income tax benefit relating to these other costs has been reflected in the consolidated financial statements.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14.  HOSTILE TAKEOVER PROPOSAL (CONTINUED)
    The Company has indemnified certain of its advisors against certain liabilities, including liabilities under United States and Canadian securities laws, arising out of their engagements.

NOTE 15.  INCOME TAXES

    The Company's effective income tax rate is derived as follows:

                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
                                                                                                %          %          %
Combined Canadian federal and provincial income tax rate..................................       45.5      (45.5)      45.5
Non-deductible costs of hostile takeover proposal.........................................        7.6         --         --
Tax benefits of legal settlements at lower rates..........................................         --       11.9         --
Foreign income taxed at lower rates.......................................................      (30.1)      (8.9)     (18.5)
Non-deductible depreciation and amortization arising from acquisitions....................        9.5        3.7        5.6
Other.....................................................................................       (1.2)       0.7        1.3
                                                                                            ---------  ---------  ---------
                                                                                                 31.3      (38.1)      33.9
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company paid income taxes for each of the years in the three year period ended December 31, 1996 amounting to $21,180,000, $19,131,000 and $16,485,000 respectively.

NOTE 16.  CHANGES IN OTHER NON-CASH BALANCES

                                                                                  1996         1995        1994
                                                                               -----------  ----------  ----------
(Increase) decrease in assets
  Receivables, net of allowances.............................................  $   (32,050) $  (15,608) $  (17,448)
  Inventories................................................................       (2,689)     (2,334)       (793)
  Prepaid expenses...........................................................       (2,670)     (2,848)      1,527
  Amounts receivable from cemetery merchandise trusts........................       (6,672)    (11,206)     (2,756)
  Installment contracts, net of allowances...................................      (64,652)    (24,582)    (12,781)
  Development of cemetery property...........................................      (11,406)     (9,710)         --
  Deferred charges...........................................................      (28,684)    (11,786)    (11,532)
Increase (decrease) in liabilities
  Accrued settlements........................................................      (53,000)     53,000          --
  Accounts payable and accrued liabilities...................................       27,600       9,746       4,979
  Cemetery long-term liabilities.............................................          441       8,451       9,446
  Insurance policy liabilities...............................................        2,332       5,221          --
Other changes in non-cash balances...........................................           --         104          18
                                                                               -----------  ----------  ----------
                                                                               $  (171,450) $   (1,552) $  (29,340)
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
Receivables, net of allowances
  Trade accounts..........................................................................  $  110,022  $   83,404
  Installment contracts...................................................................      80,607      38,381
  Other...................................................................................      37,127      20,050
  Unearned finance income.................................................................     (12,422)     (6,216)
  Allowances for contract cancellations and doubtful accounts.............................     (27,717)    (19,666)
                                                                                            ----------  ----------
                                                                                            $  187,617  $  115,953
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Long-term receivables, net of allowances
  Notes receivable........................................................................  $   12,093  $   17,492
  Amounts receivable from cemetery merchandise trusts.....................................     131,748      67,623
  Installment contracts...................................................................     189,233     111,551
  Unearned finance income.................................................................     (24,647)    (18,438)
  Allowances for contract cancellations and doubtful accounts.............................     (19,848)    (10,861)
                                                                                            ----------  ----------
                                                                                            $  288,579  $  167,367
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Cemetery property, at cost
  Developed land and lawn crypts..........................................................  $  109,708  $   82,008
  Undeveloped land........................................................................     469,421     263,850
  Mausoleums..............................................................................      36,063      23,164
                                                                                            ----------  ----------
                                                                                            $  615,192  $  369,022
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Property and equipment
  Land....................................................................................  $  140,903  $  121,770
  Buildings and improvements..............................................................     431,820     347,848
  Automobiles.............................................................................      66,186      53,967
  Furniture, fixtures and equipment.......................................................     110,901      80,585
  Computer hardware and software..........................................................      32,954      19,469
  Leasehold improvements..................................................................      11,614       7,689
  Accumulated depreciation and amortization...............................................    (108,093)    (79,363)
                                                                                            ----------  ----------
                                                                                            $  686,285  $  551,965
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Names and reputations
  Names and reputations...................................................................  $  552,803  $  405,803
  Covenants not to compete................................................................      65,418      61,351
  Accumulated amortization................................................................     (59,511)    (42,210)
                                                                                            ----------  ----------
                                                                                            $  558,710  $  424,944
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                                               1996        1995
                                                                                            ----------  ----------
Other assets
  Deferred finance charges................................................................  $   33,248  $    8,439
  Deferred direct obtaining costs.........................................................      49,319      24,599
  Acquisitions in progress................................................................      35,783      25,820
  Other...................................................................................      15,793       8,091
                                                                                            ----------  ----------
                                                                                            $  134,143  $   66,949
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Accounts payable and accrued liabilities
  Trade payables..........................................................................  $   23,784  $   45,492
  Interest................................................................................      26,009       7,111
  Dividends...............................................................................       4,675          --
  Insurance, property and business taxes..................................................       5,897       4,072
  Other...................................................................................      53,707      23,383
                                                                                            ----------  ----------
                                                                                            $  114,072  $   80,058
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Other liabilities
  Cemetery long-term liabilities..........................................................  $  141,573  $   78,609
  Liabilities of joint venture (Note 4)...................................................      36,897      34,114
  Regional partnership liabilities........................................................      13,276      11,390
  Participants' deposits in MEIP (Note 9(e))..............................................       5,636       6,080
  Other...................................................................................       7,164       6,240
                                                                                            ----------  ----------
                                                                                            $  204,546  $  136,433
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  SEGMENTED INFORMATION

    The following information corresponds to the Company's major industry segments, all of which operate in North America.

                                                   FUNERAL       CEMETERY    INSURANCE   CORPORATE   CONSOLIDATED
                                                 ------------  ------------  ----------  ----------  ------------
Revenue
  1996.........................................  $    549,833  $    286,652  $   71,900  $       --   $  908,385
  1995.........................................       441,352       143,577      13,564          --      598,493
  1994.........................................       353,904        63,424          --          --      417,328
                                                 ------------  ------------  ----------  ----------  ------------
Depreciation and amortization
  1996.........................................  $     46,681  $      4,237  $       42  $    5,803   $   56,763
  1995.........................................        34,101         2,210         313       3,479       40,103
  1994.........................................        24,904         1,759          --       2,327       28,990
                                                 ------------  ------------  ----------  ----------  ------------
Earnings from operations
  1996.........................................  $    182,581  $     84,530  $   19,411  $  (82,417)  $  204,105
  1995.........................................       148,379        37,641       2,718     (71,131)     117,607
  1994.........................................       118,529        13,662          --     (37,078)      95,113
                                                 ------------  ------------  ----------  ----------  ------------
Total assets
  1996.........................................  $  1,784,717  $  1,117,216  $  329,134  $  265,872   $3,496,939
  1995.........................................     1,379,951       598,766     107,076     177,187    2,262,980
  1994.........................................       994,030       232,305          --      99,940    1,326,275
                                                 ------------  ------------  ----------  ----------  ------------
Capital expenditures
  1996.........................................  $    136,220  $     36,782  $    1,274  $    9,966   $  184,242
  1995.........................................       103,955        19,341          --       7,509      130,805
  1994.........................................        84,742        14,063          --       5,254      104,059
                                                 ------------  ------------  ----------  ----------  ------------

NOTE 19.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1996, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies which the Chairman of the Company owns or controls. For each of the years in the three year period ended December 31, 1996, the total costs of the charters amounted to $605,110, $1,622,448 and $1,269,000 respectively, of which ($52,900), $108,924 and $132,000 respectively, remained outstanding at the year end.

    In connection with the intended transfer of each of these assets to companies owned by third parties, the Company provided interim financing to companies owned by the Chairman of the Company totalling $1,750,000. The interim financing was repaid in full by October 1996.

    The intended transfer of the motor vessel to a third party was not consummated. On October 28, 1996, the Company purchased all of the shares of the company that owned the vessel, 476822 B.C. Ltd. ("BC Ltd."), for an effective purchase price of Cdn.$7,860,000. In the transaction, the motor vessel was valued at Cdn.$7,200,000 and the other assets were valued at cost and aggregated approximately Cdn.$660,000. A third party appraisal of the motor vessel had established its fair market value at Cdn.$7,350,000 and its replacement value at Cdn.$12,500,000.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Chairman has an option to reacquire either the motor vessel and related assets (the "Boat Assets") or the shares of BC Ltd. until October 1, 2006, under certain circumstances including a change in control of the Company. The option price for the Boat Assets is their fair market value, and the option price for the shares is the fair market value of the net assets of BC Ltd.

    During the year, the company which owned the jet aircraft and helicopter sold them to a third party. The Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

    The Board of Directors of the Company approved the transactions pertaining to the jet aircraft in July 1996 and the transactions pertaining to the motor vessel and helicopter in September 1996.

    As part of the 1995 acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded as a long-term liability, $27,840,000. The balance outstanding is the present value of total remaining contingent payments of approximately $33,800,000 which the Company expects to pay over a five year period to the former shareholders of Osiris, two of whom are officers of the Company.

    In addition, as part of the 1995 acquisition of Shipper Management ("Shipper"), the Company has recorded as a long-term liability, $6,841,000 representing the present value of total remaining contingent payments of approximately $8,500,000 which the Company recorded in the third quarter of 1996 when the outcome of the contingency became determinable and which the Company expects to pay over a six year period to the former shareholders of Shipper, one of whom is an officer of the Company.

NOTE 20.  SUBSEQUENT EVENTS

    During the period from January 1, 1997 to March 3, 1997, the Company acquired 19 funeral homes and 11 cemeteries. The aggregate cost of these transactions was approximately $35,467,000.

    In March 1997, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $284,254,000.

NOTE 21.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (A) EARNINGS (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE

                                                                                    1996        1995       1994
                                                                                  ---------  ----------  ---------
EARNINGS (LOSS)
Net earnings (loss) in accordance with Canadian GAAP............................  $  63,906  $  (76,684) $  38,494
Less effects of differences in accounting for:
  Insurance operations(d).......................................................     (1,440)         --         --
  Stock options.................................................................         --        (191)      (220)
  Income taxes(f)...............................................................      2,093       1,075      1,378
                                                                                  ---------  ----------  ---------
  Earnings (loss) before cumulative effect of changes in accounting
    principles..................................................................     64,559     (75,800)    39,652
  Cumulative effect of change in accounting for cemetery revenue
    recognition(g)..............................................................         --          --        157
                                                                                  ---------  ----------  ---------
  Net earnings (loss) in accordance with United States GAAP.....................  $  64,559  $  (75,800) $  39,809
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share in accordance with United States GAAP, are as follows:

  Primary earnings (loss) per share.............................................  $    0.97  $    (1.67) $    0.98
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
  Fully diluted earnings (loss) per share.......................................  $    0.96  $    (1.67) $    0.98
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

    The following average number of shares were used for the computation of primary and fully diluted earnings (loss) per share:

THOUSANDS OF SHARES                                                                      1996       1995       1994
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Primary..............................................................................     57,418     45,291     40,549
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Fully diluted........................................................................     58,159     45,291     40,704
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (B) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                 DECEMBER 31, 1996         DECEMBER 31, 1995
                                                              ------------------------  ------------------------
                                                               CANADIAN      UNITED      CANADIAN      UNITED
                                                                 GAAP     STATES GAAP      GAAP     STATES GAAP
                                                              ----------  ------------  ----------  ------------
Assets
  Investments...............................................     266,228      230,911       86,815       52,701
  Insurance invested assets.................................     296,249      297,340       97,024       97,024
  Cemetery property.........................................     615,192      872,782      369,022      533,775
  Present value of insurance policies acquired..............          --       14,933           --           --
  Deferred policy acquisition costs.........................          --        5,047           --           --
  Names and reputations.....................................     558,710      586,847      424,944      439,181

Liabilities and Shareholders' equity
  Accrued settlements.......................................          --           --       40,000           --
  Provision for legal settlements--non-current..............          --           --           --      112,000
  Insurance policy liabilities..............................     212,480      234,909       84,898       84,898
  Deferred income taxes.....................................     (67,904)     239,617      (61,959)     140,707
  Common shares.............................................     796,431      822,378      490,055      516,002
  Common shares issuable under legal settlements............          --           --       72,000           --
  Retained earnings.........................................      80,117       61,824       36,439       17,493
  Foreign exchange adjustment...............................      14,506      (16,171)      16,188      (14,489)

    (C) STATEMENT OF CASH FLOWS

    Under United States GAAP, cash provided by financing and applied to investing would decrease by approximately $63,000,000 (1995--$106,000,000, 1994--$19,000,000) for non-cash debt and common share consideration on acquisitions. Similarly, cash provided by financing and applied to investing would decrease by approximately $2,600,000 (1995--nil, 1994--nil) for non-cash proceeds on disposal of certain subsidiaries, see Note 4(c).

    Cash applied to operations and cash provided by financing activities would decrease by $112,000,000 because shares and debt issued for legal settlements would be considered non-cash transactions.

    (D) INSURANCE OPERATIONS

    PRESENT VALUE OF INSURANCE POLICIES

    Under United States GAAP, the Company recognizes an asset that represents the actuarilly-determined present value of the projected future profits of the insurance in-force at dates of acquisition. Canadian GAAP does not recognize such an asset. The asset is being amortized to insurance expense over the estimated life of the insurance in-force at the date of acquisition. In 1995, United States GAAP differences were not significant.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    DEFERRED POLICY ACQUISITION COSTS

    Under United States GAAP, the Company defers costs related to the production of new business, which consist principally of commissions, certain underwriting expenses, and the costs of issuing policies. Deferred acquisition costs are amortized over the expected premium-paying periods of the related policies. Canadian GAAP does not permit deferral of such costs. In 1995, United States GAAP differences were not significant.

    INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future policy benefits, are accounted for under United States GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under United States GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

    (E) UNREALIZED GAINS AND LOSSES

    Under United States GAAP, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $83,719,000 at December 31, 1996 (1995--$23,000,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1996, securities classified as trading were approximately $5,600,000. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $316,028,000 at December 31, 1996 (1995--$74,000,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. There were no significant unrealized gains or losses on securities available-for-sale as of December 31, 1996. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

    (F) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1996.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    The Company's deferred tax liabilities under FAS 109 at December 31, are as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
Deferred tax liabilities
  Cemetery property.......................................................................  $  254,995  $  164,436
  Property and equipment..................................................................      62,609      50,101
  Deferred costs related to prearranged funeral services..................................       5,068       9,932
  Other tax liabilities...................................................................      24,515      19,102
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................     347,187     243,571
                                                                                            ----------  ----------
Deferred tax assets
  Legal settlements.......................................................................      16,049      61,037
  Interest and intercompany management fees...............................................      55,119      20,584
  Other tax assets, net of valuation allowance............................................      36,402      21,243
                                                                                            ----------  ----------
Total deferred tax assets.................................................................     107,570     102,864
                                                                                            ----------  ----------
Net deferred tax liabilities..............................................................  $  239,617  $  140,707
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company believes realization of its net deferred tax assets is more likely than not. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty. At December 31, 1996, the Company had a valuation allowance of $3,499,000 (1995--$2,228,000)
During the year ended December 31, 1996, the Company increased its valuation allowance by $1,271,000 for operating loss carryforwards.

    (G) CHANGE IN ACCOUNTING POLICY

    During the year ended December 31, 1994, the Company changed its revenue recognition policy with regard to pre-need sales of cemetery interment rights and other related products. Previously revenue was recognized in accordance with principles prescribed for sales of real estate.

    (H) CHANGE IN REPORTING CURRENCY

    Effective January 1, 1994, the Company adopted the United States dollar as its reporting currency as a result of the significance of business activities conducted in the United States and of shareholdings held by residents of the United States.

    (I) RECENT UNITED STATES ACCOUNTING STANDARDS

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, for United States GAAP purposes, to account for grants under the Company's existing stock based compensation plans.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25 for Accounting for Stock Issued to Employees in accounting for

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in 1996 (1995--$191,000, 1994--$220,000). Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings under United States GAAP would have been $58,860,000 for the year ended December 31, 1996 (1995--$(76,600,000)) and primary and fully diluted earnings per share would have been $0.87 and $0.86 respectively (1995--($1.69) and ($1.69), respectively) For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0.5% (1995--0.5%), expected volatility 24% (1995--24%), Canadian risk-free interest rates 5.68% (1995--7.65%) United States risk-free interest rates 5.57% (1995--6.58%) and expected average option term of 3.4 years (1995--4.5 years). The weighted average fair value of the options granted is $6.78 (1995--$9.42) per option.

NOTE 22.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                             THE LOEWEN GROUP INC.
                               SUPPLEMENTARY DATA
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER(1)
                                                                  -----------  -----------  -----------  -----------
                                                                      (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS
                                                                              EXCEPT PER SHARE AMOUNTS)

YEAR ENDED DECEMBER 31, 1996
  Revenue.......................................................   $ 193,084    $ 223,156    $ 231,453    $ 260,692
  Gross profit..................................................      73,543       80,554       83,285      100,189
  Net earnings..................................................      17,223       19,489       16,914       10,280
  Fully diluted earnings per share..............................   $    0.30    $    0.30    $    0.25    $    0.13

YEAR ENDED DECEMBER 31, 1995
  Revenue.......................................................   $ 129,770    $ 137,848    $ 153,502    $ 177,373
  Gross profit..................................................      53,622       52,806       55,430       64,950
  Net earnings..................................................      14,057       12,340       10,109     (113,190)
  Fully diluted earnings per share..............................   $    0.34    $    0.28    $    0.20    $   (2.35)

------------------------

(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted for the year ended December 31, 1996.

                        LOEWEN GROUP INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Loewen Group International, Inc.

    We have audited the consolidated balance sheets of Loewen Group International, Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1996, in accordance with generally accepted accounting principles in Canada.

/s/ KPMG
Chartered Accountants
Vancouver, Canada
March 3, 1997, except as to Note 21(b), which is as of March 27, 1997.

                        LOEWEN GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------  ------------
ASSETS
Current assets
  Cash and term deposits............................................................  $     17,510  $     38,722
  Receivables, net of allowances....................................................       167,410       115,079
  Inventories.......................................................................        28,464        24,393
  Prepaid expenses..................................................................        10,004         6,095
                                                                                      ------------  ------------
                                                                                           223,388       184,289

Prearranged funeral services........................................................       274,266       190,687
Long-term receivables, net of allowances............................................       243,614       164,382
Investments.........................................................................       170,245         1,016
Insurance invested assets...........................................................       296,249        97,024
Cemetery property, at cost..........................................................       597,528       356,022
Property and equipment..............................................................       584,744       463,392
Names and reputations...............................................................       514,054       382,784
Deferred income taxes...............................................................        60,018        58,645
Other assets........................................................................       124,287        62,473
                                                                                      ------------  ------------
                                                                                      $  3,088,393  $  1,960,714
                                                                                      ------------  ------------
                                                                                      ------------  ------------
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness..............................................................  $         --  $     38,546
  Accrued settlements...............................................................            --        53,000
  Accounts payable and accrued liabilities..........................................        93,163        70,959
  Long-term debt, current portion...................................................        63,127        59,050
                                                                                      ------------  ------------
                                                                                           156,290       221,555

Loans and advances from affiliates..................................................       691,570       522,854
Long-term debt......................................................................     1,308,838       730,355
Other liabilities...................................................................       161,073        95,103
Insurance policy liabilities........................................................       208,706        82,710
Deferred prearranged funeral services revenue.......................................       274,266       190,687
Preferred securities of subsidiary..................................................        75,000        75,000
Shareholders' equity
  Share capital.....................................................................       302,264       127,196
  Retained earnings (Deficit).......................................................       (89,614)      (84,746)
                                                                                      ------------  ------------
                                                                                           212,650        42,450
                                                                                      ------------  ------------
                                                                                      $  3,088,393  $  1,960,714
                                                                                      ------------  ------------
                                                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 8, 12, 13 AND 21)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOEWEN GROUP INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1996        1995         1994
                                                                              ----------  -----------  ----------
Revenue
  Funeral...................................................................  $  489,571  $   389,124  $  303,488
  Cemetery..................................................................     277,881      138,137      61,970
  Insurance.................................................................      71,900       13,564          --
                                                                              ----------  -----------  ----------
                                                                                 839,352      540,825     365,458

Costs and expenses
  Funeral...................................................................     294,033      232,038     181,662
  Cemetery..................................................................     190,792       99,387      47,157
  Insurance.................................................................      52,449       10,533          --
                                                                              ----------  -----------  ----------
                                                                                 537,274      341,958     228,819
                                                                              ----------  -----------  ----------
                                                                                 302,078      198,867     136,639

Expenses
  General and administrative................................................      73,902       88,177      27,431
  Depreciation and amortization.............................................      48,991       34,975      24,818
                                                                              ----------  -----------  ----------
                                                                                 122,893      123,152      52,249
                                                                              ----------  -----------  ----------
Earnings from operations....................................................     179,185       75,715      84,390

Interest and financing fees paid to affiliates, net.........................      71,313       38,885      36,462
Interest on long-term debt..................................................      76,825       39,325      26,429
Finance costs related to hostile takeover proposal..........................       3,230           --          --
Other costs related to hostile takeover proposal............................       9,789           --          --
Litigation related finance costs............................................          --       18,929          --
Legal settlements...........................................................          --      164,800          --
                                                                              ----------  -----------  ----------
Earnings (loss) before undernoted items.....................................      18,028     (186,224)     21,499
Dividends on preferred securities of subsidiary.............................       7,088        7,088       2,678
                                                                              ----------  -----------  ----------
Earnings (loss) before income taxes and undernoted items....................      10,940     (193,312)     18,821
Income taxes
  Current...................................................................      11,009       11,898       9,143
  Deferred..................................................................       6,419      (77,857)      2,187
                                                                              ----------  -----------  ----------
                                                                                  17,428      (65,959)     11,330
                                                                              ----------  -----------  ----------
                                                                                  (6,488)    (127,353)      7,491
Earnings and other earnings of associated companies.........................       1,620           --          --
                                                                              ----------  -----------  ----------
Net earnings (loss) for the year............................................  $   (4,868) $  (127,353) $    7,491
Retained earnings (deficit), beginning of year..............................  $  (84,746) $    42,607  $   35,116
                                                                              ----------  -----------  ----------
Retained earnings (deficit), end of year....................................  $  (89,614) $   (84,746) $   42,607
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOEWEN GROUP INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1996         1995         1994
                                                                             ------------  -----------  ----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss)......................................................  $     (4,868) $  (127,353) $    7,491
  Items not affecting cash
    Depreciation and amortization..........................................        48,991       34,975      24,818
    Deferred income taxes..................................................         6,419      (77,857)      2,187
    Equity and other earnings of associated companies......................        (1,620)          --          --
    Other..................................................................        30,453       14,563       3,192
  Loans and advances from affiliates to be advanced and debt to be issued
    under legal settlements................................................      (111,800)     111,800          --
  Net changes in other non-cash balances...................................      (184,597)      (6,725)    (30,375)
                                                                             ------------  -----------  ----------
                                                                                 (217,022)     (50,597)      7,313
                                                                             ------------  -----------  ----------
Investing
  Business acquisitions....................................................      (609,326)    (457,648)   (261,992)
  Construction of new facilities...........................................       (13,756)     (13,359)     (9,512)
  Investments, net.........................................................      (163,712)       2,707        (497)
  Purchase of insurance invested assets....................................      (106,335)          --          --
  Proceeds on disposition of insurance invested assets.....................        71,939           --          --
  Purchase of property and equipment.......................................       (42,634)     (15,055)    (11,372)
  Proceeds on disposition of assets........................................        23,637        3,335       4,004
  Proceeds on disposition of insurance operations..........................            --           --      (4,304)
  Proceeds on transfer of Puerto Rico operations to Parent Company.........            --           --      19,836
  Other....................................................................         7,922      (32,885)    (21,894)
                                                                             ------------  -----------  ----------
                                                                                 (832,265)    (512,905)   (285,731)
                                                                             ------------  -----------  ----------
Financing
  Issue of share capital...................................................       175,069           --          --
  Issue of preferred securities of subsidiary..............................            --           --      75,000
  Increase in long-term debt...............................................     1,127,608      359,261     167,662
  Reduction in long-term debt..............................................      (504,586)     (47,292)     (6,605)
  Loans and advances from affiliates.......................................       239,434      241,388      33,257
  Current note payable.....................................................       (38,546)      38,546          --
  Proceeds of factoring accounts receivable................................        56,318           --          --
  Other....................................................................       (27,222)       3,323       3,090
                                                                             ------------  -----------  ----------
                                                                                1,028,075      595,226     272,404
                                                                             ------------  -----------  ----------
Increase (decrease) in cash and cash equivalents during the year...........       (21,212)      31,724      (6,014)
Cash and cash equivalents, beginning of year...............................        38,722        6,998      13,012
                                                                             ------------  -----------  ----------
Cash and cash equivalents, end of year.....................................  $     17,510  $    38,722  $    6,998
                                                                             ------------  -----------  ----------
                                                                             ------------  -----------  ----------
Cash and cash equivalents include
  Cash and term deposits...................................................  $     17,510  $    38,722  $   10,698
  Bank indebtedness, included in current indebtedness......................            --           --      (3,700)
                                                                             ------------  -----------  ----------
                                                                             $     17,510  $    38,722  $    6,998

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated on February 25, 1987 under the laws of the State of Delaware and is directly and indirectly a wholly owned subsidiary of The Loewen Group Inc. ("Parent Company"). The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and generally conform with those established in the United States, except as explained in Note 22.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1996 except for a few companies with small minority interests.

    The Company accounts for its common share investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to the cost of the investment. Common share dividends received reduce the carrying amount of the investment.

    Other long-term investments including preferred shares are accounted for using the cost method.

    All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

PREARRANGED FUNERAL SERVICES

    Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. Except for insurance commissions and amounts not required to be trusted which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Allowances for customer cancellations and refunds are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

INSURANCE OPERATIONS

    (A) INSURANCE REVENUE

    The Company earns insurance revenue through the sale of industrial life and ordinary life insurance policies.

    (B) INSURANCE INVESTED ASSETS

    Bonds and other fixed-term securities are carried at amortized cost. Net realized gains and losses are deferred and amortized to income over the remaining term to maturity of the security sold. Equity securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

    (C) INSURANCE POLICY LIABILITIES

    Insurance policy liabilities represent an estimate of the amount which, together with future premiums and investment income, will be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Liabilities are computed using the policy premium method which involves the use of estimates concerning such factors as mortality and morbidity rates, future investment yields, future expense levels and rates of surrender. Consequently, policy liabilities include reasonable provisions for adverse deviations from those estimates. These assumptions will be revised if it is determined that future experience differs substantially from that previously assumed.

ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company policies are designed to control environmental risk upon acquisition

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) through extensive due diligence and corrective measures taken prior to acquisition and ongoing maintenance programs after acquisition.

INVENTORIES

    Inventories are valued at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements                 10 to 40 years
Automobiles                                6 years
Furniture, fixtures and equipment          6 to 10 years
Computer hardware and software             6 to 10 years
                                           over the term of the lease plus one
Leasehold improvements                       renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts prepaid under non-competition agreements with certain key management personnel of acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, based on factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

DEFERRED FINANCE COSTS

    Deferred finance costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Company's long-term debt and preferred securities of subsidiary and are

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) being amortized to earnings on a straight-line basis over the respective term of the related debt. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

ACQUISITION COSTS

    The Company's policy is to capitalize direct acquisition costs incurred on potential acquisitions. Upon completion of an acquisition, these costs are allocated to the assets acquired and are subject to the accounting policies outlined above. On certain acquisitions, a portion of the consideration is contingent upon future operating results. Such consideration, if any, is allocated to the assets acquired once determinable. Direct acquisition costs related to acquisitions not completed are written off.

DERIVATIVE INSTRUMENTS

    The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties. The Company enters into interest rate swap agreements to manage interest rate exposure on its long-term debt. The difference between the amounts paid and received is accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company uses basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions are probable and the significant characteristics and expected terms are identified. Any gain or loss as a result of the hedging is deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time, a hedging transaction no longer meets the criteria of a hedge, any gain or loss is recognized in current earnings.

    The Company also uses foreign exchange forward contracts, options and futures to hedge the Company's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction are accounted for as an adjustment to the related transaction.

SHARE ISSUE EXPENSES

    The costs of issuing shares, net of income tax recoveries thereon, are applied to reduce the stated value of such shares.

DEFERRED INCOME TAXES

    The Company follows the allocation method for accounting for income taxes. Under this method recognition is given in the financial statements to the tax effects of timing differences between income for financial statement and income tax purposes. The differences arise primarily from provisions for legal settlements and related costs, inter-company charges, interest, depreciation, amortization, deferred finance costs, direct marketing costs, provision for bad debts and contract cancellations, operating loss carryforwards, cemetery sales and share issue costs.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 2.  CHANGES IN ACCOUNTING POLICY

    During the year ended December 31, 1994, the Company changed its revenue recognition policy with regard to pre-need sales of cemetery interment rights and other related products. Previously revenue was recognized in accordance with principles prescribed for sales of real estate.

NOTE 3.  ACQUISITIONS

    During the year ended December 31, 1996, the Company acquired 149 funeral homes, 135 cemeteries and two insurance companies. Included in these acquisitions is the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all of the outstanding shares of Ourso Investment Corporation. The S.I. assets included 15 funeral homes, two cemeteries and two insurance companies.

    During the year ended December 31, 1995, the Company acquired 170 funeral homes and 61 cemeteries.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the Consolidated Balance Sheet is shown below. Included in these amounts is $11,794,000 representing the present value of total contingent payments of approximately $13,500,000 which the Company recorded in

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 3.  ACQUISITIONS (CONTINUED)
the third quarter of 1996 when the outcome of the contingency related to a 1995 acquisition became determinable.

                                                                                              1996         1995
                                                                                           -----------  ----------
Current assets...........................................................................  $    12,402  $   15,630
Prearranged funeral services.............................................................       46,773      61,114
Long-term receivables, net of allowances.................................................       90,052      82,103
Investments..............................................................................          896       9,500
Insurance invested assets................................................................      185,971          --
Cemetery property, at cost...............................................................      250,619     251,857
Property and equipment...................................................................      107,575      84,138
Names and reputations....................................................................      151,139      98,497
Other assets.............................................................................        1,565       8,140
                                                                                           -----------  ----------
                                                                                               846,992     610,979
Current liabilities......................................................................      (17,380)    (15,556)
Long-term debt...........................................................................       (2,469)    (10,087)
Other liabilities........................................................................      (52,405)    (58,603)
Insurance policy liabilities.............................................................     (125,249)         --
Deferred income taxes....................................................................        6,610      (7,971)
Deferred prearranged funeral services revenue............................................      (46,773)    (61,114)
                                                                                           -----------  ----------
                                                                                           $   609,326  $  457,648
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Consideration
  Cash, including assumed debt repaid at closing.........................................  $   546,615  $  351,700
  Debt...................................................................................       51,060      95,052
  Share capital of Parent Company........................................................       11,651      10,896
                                                                                           -----------  ----------
Purchase Price...........................................................................  $   609,326  $  457,648
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 3.  ACQUISITIONS (CONTINUED)
    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended December 31, 1996 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                              1996        1995
                                                                                           ----------  -----------
Revenues.................................................................................  $  921,917  $   757,777
Net earnings (loss)......................................................................  $  (14,747) $  (137,336)

NOTE 4.  PREARRANGED FUNERAL SERVICES

    Included in the consolidated balance sheets at December 31, 1996, as prearranged funeral services is $274,266,000 (1995--$190,687,000), representing amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed.

AMOUNTS HELD IN PREARRANGED FUNERAL TRUSTS

                                                                                               1996        1995
                                                                                            ----------  ----------
Short-term investments....................................................................  $   59,400  $   60,863
Fixed maturities..........................................................................      95,238      98,919
Balanced mutual funds.....................................................................      58,648      26,589
Equity securities.........................................................................      10,870       3,257
Insurance policies held by trust..........................................................      45,228          --
Other.....................................................................................       4,882       1,059
                                                                                            ----------  ----------
                                                                                            $  274,266  $  190,687
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    As at December 31, 1996, total prearranged funeral trust assets were approximately equal to market value. The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1996 was 5.1% (1995--4.9%, 1994--4.9%).

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENTS

                                                                                                1996        1995
                                                                                             -----------  ---------
PRIME SUCCESSION HOLDINGS, INC. ("PRIME")
  213.2353 Common shares (1995--nil) representing 21.8%....................................  $    12,780  $      --
  6,350 Preferred Shares (1995--nil) representing 100%.....................................       63,500         --

ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")
  204.5454 Common shares (1995--nil) representing 20.45%...................................        6,525         --
  8,600 Preferred shares (1995--nil) representing 100%.....................................       86,000         --

OTHER......................................................................................        1,440      1,016
                                                                                             -----------  ---------
                                                                                             $   170,245  $   1,016
                                                                                             -----------  ---------
                                                                                             -----------  ---------

    (A) PRIME

    On August 26, 1996, the Company acquired 235.2941 Common shares of Prime for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 Common shares, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 Common shares and Blackstone has paid $52,000,000 for
764.7059 Common shares representing 21.8% and 78.2% respectively of Prime's voting common shares. The Company has acquired 100% of Prime's non-voting preferred stock. A 10% cumulative annual payment-in-kind dividend is payable on the preferred stock.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in Prime to a party other than to an affiliate of itself.

    The Company accounts for its investment in preferred shares of Prime by the cost method. For the period August 26, 1996 to December 31, 1996, income of $2,300,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in common shares of Prime by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the period August 26, 1996 to December 31, 1996, a loss of

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
$1,144,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of Prime.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's common share interest in Prime commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Blackstone has the option to sell ("Put") its common share interest to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices determined for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), after deduction of certain liabilities. The multiple to be applied to EBITDA is also determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or Common shares of the Company, at the Company's option.

    Upon a Call, Blackstone will receive at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common share interest is determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Any payment to Blackstone is subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    Summarized financial data for Prime for the period August 26, 1996 to December 31, 1996, are presented as follows:

Income statement information:
  Revenue.........................................................................  $  32,651
  Gross margin....................................................................     11,066
  Earnings from operations........................................................      5,492
  Payment-in-kind dividend........................................................      2,300
  Net loss attributable to common shareholders....................................      5,250

Balance sheet information:
  Current assets..................................................................  $  24,614
  Non-current assets..............................................................    374,174
                                                                                    ---------
  Total assets....................................................................    398,788

  Current liabilities.............................................................     22,531
  Non-current liabilities.........................................................    249,652
                                                                                    ---------
  Total liabilities...............................................................    272,183

  Shareholders' equity............................................................    126,605

    (C) RH HOLDINGS

    On November 19, 1996, the Company acquired 204.5454 common shares of RH Holdings for $9,000,000, representing 20.45% of RH Holdings' voting common shares, and 100% of RH Holdings' non-voting preferred shares, with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 common shares, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

    RH Holdings holds all of the outstanding common shares of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RH Holdings and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the RH Holdings' Board of Directors. Blackstone controls the strategic operating, investing and financing policies of RH Holdings. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in RH Holdings to a party other than to an affiliate of itself.

    The Company accounts for its investment in preferred shares of RH Holdings by the cost method. For the period November 19, 1996 to December 31, 1996, income of $932,000 was recorded representing the cumulative annual payment-in-kind dividend.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    The Company accounts for its investment in common shares of RH Holdings by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the period November 19, 1996 to December 31, 1996, a loss of $468,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to Call Blackstone's common share interest in RH Holdings commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Blackstone has the option to Put its common share interest to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices determined for the Call and Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Company, subject to certain conditions, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone common share interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or LGII will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. If the Administrative Services Agreement becomes terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, Blackstone under the Put will receive, at a minimum, its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company, regardless of the calculated equity value.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 6.  INSURANCE INVESTED ASSETS

                                                                      DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                    ----------------------  ---------------------
                                                                     CARRYING     MARKET    CARRYING     MARKET
                                                                      VALUE       VALUE       VALUE      VALUE
                                                                    ----------  ----------  ---------  ----------
Fixed maturities..................................................  $  256,919  $  257,250  $  78,895  $   81,266
Equity securities.................................................       2,376       2,343      4,737       5,342
Short-term investments and other..................................      36,954      37,016     13,392      13,439
                                                                    ----------  ----------  ---------  ----------
                                                                    $  296,249  $  296,609  $  97,024  $  100,047
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------

    The Company earned $16,883,000 of investment income on these assets at December 31, 1996 (1995--$3,289,000) and $1,882,000 and $1,522,000 of unrealized gains and losses, respectively, on the carrying values of these investments at December 31, 1996 (1995--$3,348,000 and $325,000 respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$3,750,000 due in one year or less (1995--$5,000,000), $56,000,000 due in one to five years (1995--$8,000,000), $47,958,000 due in five to ten years (1995--
$21,000,000), and $25,018,000 due after ten years (1995--$13,000,000).
Maturities on an amortized cost basis are approximately the same as the market value basis at December 31, 1996. The Company had approximately $124,193,000 in mortgage-backed securities and collateralized mortgage obligations at December 31, 1996 (1995--$32,000,000).

NOTE 7.  LOANS AND ADVANCES FROM (TO) AFFILIATES

                                                                                               1996        1995
                                                                                            ----------  ----------
Term loan from affiliated company
  Interest at 9.83% due August 15, 1999...................................................  $       --  $  206,000
Term loan from affiliated company
  Interest at 10.01% due April 11, 2000...................................................          --     199,650
Term loan from affiliated company
  Interest at 11.50%......................................................................     590,040          --
Revolving credit loans from affiliated companies
  Interest at prime plus 2% due in 1999...................................................      70,333      35,351
Other demand loans to affiliates
  Non-interest bearing and due on demand..................................................      (4,437)     (1,866)
                                                                                            ----------  ----------
                                                                                               655,936     439,135
Demand loan to be advanced from Parent Company under legal settlements....................          --      71,800
Demand loan from Parent Company...........................................................      35,634      11,919
                                                                                            ----------  ----------
                                                                                            $  691,570  $  522,854
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The term loan and certain revolving credit loans from an affiliated company are secured under a collateral trust arrangement with a group of senior lenders to the Company and Parent Company, see Note 8. The $590,040,000 term loan is comprised of $206,000,000 due August 15, 1999, $199,650,000 due April 11, 2000
and $184,390,000 due February 1, 2001.

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 8.  LONG-TERM DEBT

                                                                                            1996          1995
                                                                                        ------------  ------------
Bank revolving credit agreement.......................................................  $    237,000  $    348,000
MEIP bank term loan agreement due 2000................................................       107,583       116,007
9.70% Series A senior amortizing notes due in 1998....................................        50,000        75,000
9.93% Series B senior amortizing notes due in 2001....................................        35,700        42,850
6.49% Series E senior amortizing notes due in 2004....................................        50,000        50,000
7.50% Series 1 senior notes due in 2001...............................................       225,000            --
7.75% Series 3 senior notes due in 2001...............................................       125,000            --
8.25% Series 2 and 4 senior notes due in 2003.........................................       350,000            --
Present value of notes issued under legal settlements discounted at
  an effective interest rate of 7.75%, see Note 12....................................        40,000        40,000
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%, see Note 19.......................        34,681        35,260
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are
  secured by assets of certain subsidiaries...........................................       117,001        82,288
                                                                                        ------------  ------------
                                                                                           1,371,965       789,405
Less current portion..................................................................        63,127        59,050
                                                                                        ------------  ------------
                                                                                        $  1,308,838  $    730,355
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(a) On May 31, 1996, the Company, the Parent Company and their senior lenders entered into a collateral trust arrangement whereby senior lenders would share certain collateral on a pari passu basis. This collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This group consists principally of senior lenders to the Parent Company and lenders under the Company's bank revolving credit agreement, the MEIP bank term loan, senior amortizing notes, the senior notes and certain loans from an affiliated company, see Note 7. At December 31, 1996, the indebtedness owed to senior lenders and subject to the collateral trust arrangement, including holders of certain letters of credit, aggregated $1,844,670,000.

    The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by the Parent Company of substantially all of its subsidiaries (including the Company and its subsidiaries) and (ii) all of the financial assets of the Company (the Company does not have material assets other than financial assets).

(b) Certain of the above loan agreements contain various restrictive provisions, including change of control provisions, restricting payment by the Parent Company of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase by the Parent Company of its shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and maintaining specified financial ratios of the Parent Company and its subsidiaries. The Company's insurance subsidiaries are subject to certain state regulations which restrict distributions, loans and advances from such subsidiaries to the Company. At December 31, 1996, the net assets of such subsidiaries aggregated $101,405,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 8.  LONG-TERM DEBT (CONTINUED)
(c) The Company's bank revolving credit agreement was entered into on May 31, 1996 and provides for borrowings of up to $750,000,000 with a maturity of May 29, 2001. Initial borrowings under this facility were used to repay in full and retire a previous $400,000,000 revolving credit agreement.

    The Company's bank revolving credit agreement and MEIP bank term loan bear interest at floating rates based on U.S. Libor or the prime rates of certain banks, plus an applicable margin depending upon a combination of the Parent Company's ability to maintain specified consolidated financial ratios and long-term debt credit ratings. The Company is also required to pay a commitment fee on the unused portion of the revolving credit agreement.

(d) Repayment for the senior amortizing notes commenced November 1, 1995 for Series A and B and commences February 25, 1998 for Series E in equal amounts.

(e) In March 1996, the Company consummated a private placement of two series of senior notes guaranteed by the Parent Company (Series 1 and 2) for gross proceeds of $350,000,000. In October 1996, these notes were exchanged for notes registered under the Securities Act.

    In October 1996, the Company consummated a private placement of two series of senior notes guaranteed by the Parent Company (Series 3 and 4) for gross proceeds of $350,000,000. In March 1997, these notes were exchanged for notes registered under the Securities Act.

(f) The notes issued under legal settlements represent a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note, see Note 12.

(g) The Company incurred and paid approximately $78,800,000 of interest to third parties during 1996 (1995 -- $42,000,000), of which approximately $2,000,000
    (1995 -- $2,600,000) was capitalized as cost of construction or development of cemetery property.

(h) Maturities of long-term debt are as follows:

                                                                                     TOTAL
                                                                                  ------------
1997............................................................................  $     63,127
1998............................................................................        58,875
1999............................................................................        36,311
2000............................................................................       149,598
2001............................................................................       615,584
Thereafter......................................................................       448,470
                                                                                  ------------
                                                                                  $  1,371,965
                                                                                  ------------
                                                                                  ------------

NOTE 9.  PREFERRED SECURITIES OF SUBSIDIARY

    On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") were issued by Loewen Group Capital, L.P. ("LGC") in a public offering for an aggregate

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 9. PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED) amount of $75,000,000. LGC is a limited partnership and the Company as its general partner manages its business and affairs.

    The MIPS are due August 31, 2024 and are subject to redemption at par at the option of LGC, in whole or in part, from time to time, on or after August 31, 2004.

    Holders of the MIPS will be entitled to receive cumulative dividends at an annual rate of 9.45% of the liquidation preference of $25 per MIPS. The dividends accrue from the date of original issuance and are payable monthly in arrears.

    The Company has the right to defer payment of dividends on the MIPS for one or more periods, each not to exceed 60 consecutive months. In this event the Parent Company may not declare or pay dividends on, or redeem, purchase or acquire or make a liquidation payment with respect to any class of its capital stock.

    The Parent Company has guaranteed certain payment obligations of the Company to LGC and of LGC to the MIPS holders. The guarantees are subordinated to all liabilities of the Parent Company and are unsecured.

NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
        FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's policy is not to use derivative instruments for speculation. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (A) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1996, such agreements included three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.500% at December 31, 1996) and will pay fixed rates of 5.755%, 6.200% and 6.190%. The agreements expire in June 1999, June 2001 and June 2001, respectively.

    The Company is exposed to a credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

    (B) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, receivables, current indebtedness, accrued settlements and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance liabilities and the Put/Call Agreement have been omitted because it is not practicable to determine fair value with sufficient reliability. For further

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
        FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) information about these items see Notes 6 and 5 respectively. Financial instruments with a carrying value different from their fair value include:

                                                                        DECEMBER 31, 1996         DECEMBER 31, 1995
                                                                    --------------------------  ----------------------
                                                                      CARRYING                   CARRYING
                                                                       AMOUNT      FAIR VALUE     AMOUNT    FAIR VALUE
                                                                    ------------  ------------  ----------  ----------
(1)        Financial assets:
                                                                    $    274,266  $    274,266  $  190,687  $  190,687
           Prearranged funeral services...........................
           Investments:
                                                                    $         --  $         --  $      922  $      922
           Practicable to estimate fair value.....................
                                                                    $    150,939  $         --  $       94  $       --
           Not practicable........................................
                                                                    $    296,249  $    296,609  $   97,024  $  100,047
           Insurance invested assets..............................
           Long-term receivables:
                                                                    $    123,425  $    125,289  $   84,126  $   86,701
           Practicable to estimate fair value.....................
                                                                    $    120,189  $         --  $   80,256  $       --
           Not practicable........................................

(2)        Financial liabilities:
                                                                    $    691,570  $    715,403  $  522,854  $  544,390
           Loans and advances from affiliate......................
                                                                    $  1,371,965  $  1,393,068  $  789,405  $  801,829
           Long-term debt.........................................
                                                                    $     75,000  $     79,500  $   75,000  $   70,125
           Preferred securities of subsidiary.....................

(3)        Derivative instruments (net receivable/(payable)):
                                                                    $         29  $        259  $       88  $   (1,092)
           Swap agreements........................................
                                                                    $         --  $         --  $   (1,533) $   (1,533)
           Futures contracts......................................

    The fair value of insurance invested assets and certain investments and long-term receivables are determined based on quoted market prices. For certain long-term receivables, fair value is estimated by discounting the future cash flows, including interest payments, using rates currently available for investments of similar terms and maturity. The investments for which it is not practicable to estimate fair value comprise primarily the preferred share investments in Prime and RH Holdings. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

    The fair value of loans and advances from affiliates and long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The fair value of long-term debt, subject to floating market rates, approximate their carrying values. The fair value of the preferred securities of a subsidiary is estimated based upon quoted market prices.

    The fair value of the swap agreements is the estimated amount the counterparty would receive or pay to hypothetically terminate or exchange the agreements based on market factors. The fair value of futures contracts are estimated based on quoted market prices. The fair value of futures contracts represents the cost to close out the position.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 11.  SHARE CAPITAL

    (A) AUTHORIZED

    3,000 Common shares with a par value of $0.01.

    (B) ISSUED AND OUTSTANDING

                                                                    NUMBER OF SHARES
                                                                                                 STATED VALUE
                                                                  --------------------  ------------------------------
                                                                    1996       1995          1996            1995
                                                                  ---------  ---------  --------------  --------------
Common shares...................................................      1,208      1,091  $   75,068,732  $           11
Contributed surplus.............................................                           227,195,603     127,195,603
                                                                                        --------------  --------------
                                                                                        $  302,264,335  $  127,195,614
                                                                                        --------------  --------------
                                                                                        --------------  --------------

    In March, 1996, the Company issued 117 common shares to affiliated companies for gross proceeds of $75,068,721, and received capital contributions from affiliated companies totalling $100,000,000.

NOTE 12.  LEGAL PROCEEDINGS

GULF NATIONAL SETTLEMENT

    On February 1, 1996, the Company and Gulf National Insurance Company and certain of its affiliates ("Gulf National") executed a settlement agreement pursuant to which, among other things, the parties agreed to a full and mutual release of all claims against each other. The Company delivered to Gulf National $50,000,000 in cash, 1,500,000 million Common shares of the Parent Company ("Gulf National Settlement Shares") and a promissory note in the amount of $80,000,000 payable over 20 years in equal installments of $4,000,000, without interest. The Gulf National Settlement Shares were issued in February 1996 and a registration statement registering the resale of the Gulf National Settlement Shares filed with the Securities and Exchange Commission ("SEC") was declared effective in December 1996.

    The Company recorded a change against its 1995 earnings in the amount of $134,800,000 before taxes of $49,457,000 to account for the Gulf National settlement. This amount represents the cash portion, the present value of the non-interest bearing promissory note and the guaranteed value of Common shares to be issued.

PROVIDENT SETTLEMENT

    On February 4, 1996, Provident American Corporation and one of its subsidiaries ("Provident") and the Company settled certain litigation and on March 19, 1996, the parties entered into a settlement providing for a full mutual release from all claims against each other, and the Company delivered 1,000,000 Common shares of the Parent Company ("Provident Settlement Shares"), and $3,000,000 in cash to Provident and certain designees. The Parent Company filed a registration statement registering the resale of the Provident Settlement Shares with the SEC, which was declared effective in July 1996.

    The Company recorded a charge against its 1995 earnings in the amount of $30,000,000 before taxes of $10,800,000 to account for the Provident settlement.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Parent Company securities against the Parent Company and five individuals who were officers of the Parent Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. The Company, LGC, and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Parent Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Parent Company's securities against the Parent Company, the Company, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Company's anticipated liability in connection with certain litigation with Gulf National. The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident. The Parent Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) the Parent Company, the Company, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) the Company, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) the Parent Company, the Company and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery and document production. No depositions have been taken.

    The parties have stipulated to the provisional certification of plaintiff classes consisting of: (i) all purchasers of Common shares or MIPS on an American stock exchange or in public offerings during the period from April 16, 1993 through November 1, 1995, with respect to the Exchange Act claims; and (ii) all persons who purchased MIPS pursuant to the public offering in August 1994, with respect to the Securities Act claims. Defendants have retained all rights to conduct discovery on class issues and to move to modify the class definitions or to decertify the classes. Plaintiffs have agreed to stay all proceedings, including all

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
discovery, relating to disclosures about the Provident litigation. Plaintiffs have the right to lift the stay upon written notice, which must be provided 90 days before the end of discovery or the beginning of trial.

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Parent Company that they would seek indemnity from the Parent Company for costs incurred. The Parent Company paid the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Parent Company if any of the claims against the Underwriters are reinstated.

    The Parent Company referred the claims to its insurance carrier under its directors and officers liability insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Parent Company believes that such denial was improper. On March 21, 1996, the Parent Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Action. As of the date hereof, the Supreme Court has not ruled on the action. The Parent Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against the Company and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against the Company and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families, and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Parent Company and the Company as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and the Company and in July 1996, Karen Schneider filed a lawsuit against Osiris and the Company. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996, but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimus sums, leaving the number of plaintiff families at 51. The Complaint was dismissed for pleading deficiencies. The plaintiffs have indicated that they will file a Sixth Amended Complaint.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Parent Company in March 1995. The insurance carriers for Osiris and the Parent Company have assumed the defense of these claims, subject to a reservation of rights. The insurance carrier for the Parent Company has stated that it may take the position that each gravesite claim is separately subject to the per claim policy deductible of $250,000. Accordingly, no assurance can be made that insurance coverage will be available. The annual Osiris policy limit is $11,000,000 and the annual Parent Company policy limit is $80,000,000.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Parent Company and the Company.

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

    In March 1995, the Company purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, the Company entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold the Company harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and the Company as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that the Company joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane have filed preliminary challenges to the Third Amended Complaint. Likewise, the Company has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion and the preliminary challenges are all pending.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, SCI filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that the Parent Company falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that the Parent Company lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that the Parent Company's actions have tortiously interfered with SCI's "prospective business relationships" with the Parent Company's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from the Parent Company's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as the Parent Company's alleged failure to disclose certain information respecting the Prime and Rose Hills transactions, constitute violations of Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute.

    On October 10, 1996, the Parent Company, the Company and Ridge Chapels, Inc., a subsidiary of the Company, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and the Parent Company would violate Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of the Parent Company, if successful, may substantially lessen competition in numerous local markets for
(i) the sale of funeral services, (ii) the sale of funeral services on a "pre-need" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. The Parent Company also accuses SCI and Equity Corporation International, Inc. (a competitor of the Parent Company in which SCI had a 40% interest in October 1996) ("ECI"), of conspiracy to eliminate the Parent Company as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, the Parent Company filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer and, on October 15, 1996, filed a Verified First Amended Complaint.

    On October 11, 1996, the Parent Company moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action. A hearing was held on SCI's motion on

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to the Parent Company's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay was extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin the Parent Company from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain the Parent Company from proceeding in the New York Action (or elsewhere) until it had resolved the Parent Company's pending motion to dismiss. In a telephone conference on October 28, 1996, the District Court declined to enter any injunctive relief at that time. A hearing on the Parent Company's motion to dismiss was held on November 6, 1996. On November 23, 1996, the Texas District Court issued a Memorandum Opinion in which it: (i) denied SCI's motion for a preliminary injunction against the New York Action; and (ii) granted the Parent Company's motion to dismiss the Texas Action, subject to the New York Court's permitting SCI to raise its above-described tortious interference and violation of Section14(e) claims as counterclaims in the New York Action. SCI's above-described declaratory judgment claim was dismissed outright.

    On December 11, 1996, SCI filed its Answer to the Parent Company's Verified First Amended Complaint, in which it denies liability and asserts various defenses and asserts counterclaims against the Parent Company, which counterclaims parallel generally the above-described claims for tortious interference and violation of Section14(e) claims asserted in the Texas Action. The Parent Company believes that the counterclaims are without merit and intends to contest them vigorously. The Parent Company has served discovery requests upon SCI and ECI to which both objected. On December 11, 1996, Magistrate Judge Caden ordered expedited discovery to proceed. SCI filed objections to the Magistrate Judge's order, which objections were denied by the District Court on January 7, 1997.

    On December 11, 1996, ECI filed a Motion to Dismiss the claims against it, on grounds of improper venue and lack of personal jurisdiction. On December 18, 1996, the Parent Company filed a Motion for Expedited Discovery respecting jurisdiction over ECI, and the parties agreed that the Parent Company would not be required to respond to the Motion to Dismiss until either a date certain after denial of its Motion for Expedited Discovery or, if that Motion were granted, completion of jurisdictional discovery. On January 8, 1997, Magistrate Judge Caden entered an order providing that the Parent Company could take certain expedited discovery respecting jurisdiction over ECI.

    On January 7, 1997, SCI announced that it had withdrawn its proposed exchange offer. On January 14, 1997, the Parent Company sent a letter to the New York Court stating that it will move for leave to file an amended complaint seeking permanent injunctive relief against future actions by SCI and/ or ECI against the Parent Company in violation of the antitrust laws. On January 15, 1997, SCI sent a letter to the New York Court stating that it believes the Parent Company's claims are moot and will seek dismissal of those claims. Discovery from the parties has been temporarily suspended by agreement. On January 16, 1997, ECI sent a letter to the New York Court, seeking to suspend discovery until the Court rules on the contemplated motions by the Parent Company and SCI. On January 20, 1997, the Parent

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
Company sent a letter to the Court seeking leave to move to dismiss SCI's counterclaims, to which SCI responded on January 22, 1997, by letter requesting dismissal of the entire action.

    At the New York Court's suggestion, the parties are discussing possible resolution of the action in a manner that would end the current proceedings but preserve jurisdiction in the New York Court over similar disputes in the future, if any.

    No provision with respect to these legal proceedings has been made to date in the Parent Company's or the Company's 1996 consolidated financial statements.

DERIVATIVE SUIT

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against TLGI's current directors and one former director and against the Parent Company as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of the Parent Company's current and former shareholders, that the defendants "improperly responded to an offer by Service Corporation International ("SCI") to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value," (ii) enjoin the Shareholders Protection Rights Plan in its entirety,
(iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, the Parent Company and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of forum non conveniens. On December 10, 1996, the Court granted the defendants' motion to quash the summons and denied the plaintiffs' request for discovery. The action was dismissed, and no appeal has been filed.

    No provision with respect to this legal proceeding has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Parent Company, the Company and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Parent Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Parent Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 12.  LEGAL PROCEEDINGS (CONTINUED)
party. In addition, the Parent Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Parent Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. were acquired by the Company in March 1996 when the Company acquired the assets of S.I. Acquisition Associates, L.P.

    Plaintiffs hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's insurance code and trade practices laws.

    Plaintiffs seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies and allowing a plaintiff to select a more expensive casket than provided for in the policy, upon payment of the difference in retail value, without forfeiting the other benefits provided for in the policy.

    As of the date hereof, no discovery has taken place. The Parent Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's 1996 consolidated financial statements.

OTHER

    Each of the Parent Company and the Company is party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on its respective financial position, results of operation or liquidity.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 13.  COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    At December 31, 1996, the Company was committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                                                                           TOTAL
                                                                                                         ---------
1997...................................................................................................  $  10,371
1998...................................................................................................      8,810
1999...................................................................................................      8,081
2000...................................................................................................      7,220
2001...................................................................................................      6,230
Thereafter.............................................................................................     38,198

    Total rent expense for the year ended December 31, 1996 was $11,144,000 (1995 -- $9,011,000; 1994 -- $8,536,000).

    (B) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made variously at closing or over future periods and are expensed over the terms of the specific contracts. At December 31, 1996, the agreements in place will result in future payments in the following approximate amounts:

                                                                                                           TOTAL
                                                                                                         ---------
1997...................................................................................................  $  15,603
1998...................................................................................................     14,613
1999...................................................................................................     13,387
2000...................................................................................................     13,965
2001...................................................................................................     11,062
Thereafter.............................................................................................     40,615

    (C) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

NOTE 14.  RETIREMENT PLAN

    The Company has a defined contribution retirement plan covering substantially all employees. There are no required future contributions under this plan in respect of past service. The Company's 401(K) Profit Sharing Plan allows employees to defer between 2% and 15% of their compensation. The Company contributes a minimum of 2% of employees' eligible compensation to the 401(K) Plan.

    The total expense for the retirement plan for the year ended December 31, 1996 was $1,802,000, $1,514,000 and $862,000 respectively.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 15.  HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, SCI publicly withdrew its unsolicited proposed exchange offer to acquire the Parent Company through an exchange offer announced in October 1996. Pursuant to the proposed exchange offer, SCI would exchange $45 worth of common stock for each Common share of the Parent Company tendered and $29.51 worth of common stock for each Series C Preferred share of the Parent Company tendered. In September 1996, the Board of Directors of the Parent Company unanimously determined that the offer was inadequate and not in the best interests of the Parent Company or its shareholders and recommended that, if the offer were commenced, the Parent Company's shareholders should not tender their shares. Effective as of October 10, 1996, in order to attract and retain key executives and managers of the Parent Company in the context of a threatened change in control of the Parent Company, the Board of Directors of the Parent Company, upon the recommendation of the Compensation Committee thereof, approved the execution of individual change-in-control severance agreements ("Severance Agreements") with approximately 80 of the Parent Company's executives and managers ("Executives"). With the exception of Mr. Loewen, certain of the executive officers of the Parent Company entered into such a Severance Agreement. Under each Severance Agreement, if there is a "change in control" (as defined), an Executive becomes entitled to severance pay amounting to one to three years' compensation, and certain other benefits during the "Severance Period" (as defined), if the Executive's employment terminates for any reason other than "cause" (as defined) or if the Executive terminates his or her employment for certain specified reasons. Each Severance Agreement also provides that the Executive is entitled to a retention bonus if the Executive remains employed by the Parent Company for 30 days after a change in control. Benefits under the Severance Agreements can be reduced in certain circumstances.

    In addition, the Board of Directors of the Parent Company adopted a change-in-control severance compensation plan ("Severance Plan") that is designed to provide certain benefits to full-time salaried employees of the Parent Company whose principal duties include corporate or regional management responsibilities. Under the Severance Plan, upon a "change in control" (as defined), each of the participants is entitled to a severance payment if, within 24 months after a change in control, the participant is terminated other than by reason of death, voluntary termination or retirement, or for "Just Cause" (as defined). Benefits payable under the Severance Plan can be reduced in certain circumstances.

    Effective as of October 10, 1996, the Board of Directors of the Parent Company authorized the Parent Company to enter into indemnification agreements with certain of its directors and officers whereby the Parent Company will agree to indemnify such person against all costs, charges and expenses incurred by reason of being a director or officer of the Parent Company.

    In late September 1996, the Parent Company on considering the possible effects of the hostile takeover proposal on its acquisition program, determined that access to capital markets might have been restricted or unavailable if the hostile takeover proposal remained outstanding for a long period of time. The Parent Company concluded that an immediate debt issue was available and was the best alternative to provide continued liquidity during the likely period of the hostile takeover proposal. In October 1996, the Company consummated a private placement of two series of senior notes guaranteed by the Parent Company for gross proceeds of $350,000,000. As the Parent Company had not planned a long-term debt issue in late 1996, it believes that the incremental interest cost of the long-term debt issue over its bank revolving credit agreement is a direct result of the hostile takeover proposal. Included in finance costs related to the hostile takeover proposal is the incremental cost of $1,313,000 before income tax benefit for

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 15.  HOSTILE TAKEOVER PROPOSAL (CONTINUED)
the period to December 31, 1996 which amount was determined as if the $350,000,000 debt issue was funded by the Company's bank revolving credit agreement.

    In addition, the Company determined that it should obtain certain amendments from its bank lenders to provide flexibility during the hostile takeover proposal. The Company believes these amendment fees would not have been required if not for the hostile takeover proposal and has expensed the aggregate amendment fee of $1,917,000 before income tax benefit. These fees are also included in finance costs related to the hostile takeover proposal.

    The other costs relating to the hostile takeover proposal by SCI are comprised primarily of legal and financial advisory fees. In aggregate, the $9,789,000 incurred by the Company was composed of $8,978,000 in legal fees with the balance made up of fees to other advisors. No income tax benefit relating to these costs has been reflected in the consolidated financial statements.

    The Company has indemnified certain of its advisors against certain liabilities, including liabilities under United States and Canadian securities laws, arising out of their engagements.

NOTE 16.  INCOME TAXES

    The Company's effective income tax rate is derived as follows:

                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
                                                                                             %          %          %
Combined United States federal and state income tax rate...............................       44.6      (39.7)      40.1
Tax benefits of legal settlements at lower rates.......................................         --        2.3         --
Tax benefits of insurance operations at lower rates....................................      (13.6)       0.3         --
Non-deductible depreciation and amortization arising from acquisitions.................       64.6        2.2       15.5
Non-deductible costs of hostile takeover proposal......................................       28.9         --         --
Other..................................................................................       14.3        0.8        4.6
                                                                                         ---------  ---------        ---
                                                                                             138.8      (34.1)      60.2
                                                                                         ---------  ---------        ---
                                                                                         ---------  ---------        ---

    The Company paid income taxes for each of the years in the three year period ended December 31, 1996 amounting to $9,965,000, $9,384,000 and $11,508,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 17.  CHANGES IN OTHER NON-CASH BALANCES

                                                                                  1996         1995        1994
                                                                               -----------  ----------  ----------
(Increase) decrease in assets
  Receivables, net of allowances.............................................  $   (32,536) $  (20,980) $  (17,735)
  Inventories................................................................       (2,400)     (2,155)       (182)
  Prepaid expenses...........................................................       (3,246)     (1,702)      2,242
  Amounts receivable from cemetery merchandise trusts........................       (6,703)    (12,969)     (2,756)
  Installment contracts, net of allowances...................................      (68,125)    (25,323)    (16,684)
  Development of cemetery property...........................................      (10,455)     (9,352)         --
  Deferred charges...........................................................      (27,253)    (11,786)    (11,532)
Increase (decrease) in liabilities
  Accrued settlements........................................................      (53,000)     53,000          --
  Accounts payable and accrued liabilities...................................       17,755      22,882       4,821
  Cemetery long-term liabilities.............................................          619      (1,477)     11,697
  Insurance policy liabilities...............................................          747       3,033          --
Other changes in non-cash balances...........................................           --         104        (246)
                                                                               -----------  ----------  ----------
                                                                               $  (184,597) $   (6,725) $  (30,375)
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 18.  SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
Receivables, net of allowances
  Trade accounts..........................................................................  $  101,337  $   76,049
  Installment contracts...................................................................      55,822      36,983
  Other...................................................................................      41,212      26,847
  Unearned finance income.................................................................      (6,703)     (6,216)
  Allowances for contract cancellations and doubtful accounts.............................     (24,258)    (18,584)
                                                                                            ----------  ----------
                                                                                            $  167,410  $  115,079
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Long-term receivables, net of allowances
  Notes receivable........................................................................  $   12,093  $   17,492
  Amounts receivable from cemetery merchandise trusts.....................................     131,748      67,623
  Installment contracts...................................................................     131,288     108,225
  Unearned finance income.................................................................     (16,522)    (18,438)
  Allowances for contract cancellations and doubtful accounts.............................     (14,993)    (10,520)
                                                                                            ----------  ----------
                                                                                            $  243,614  $  164,382
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Cemetery property, at cost
  Developed land and lawn crypts..........................................................  $  104,952  $   79,119
  Undeveloped land........................................................................     457,258     254,555
  Mausoleums..............................................................................      35,318      22,348
                                                                                            ----------  ----------
                                                                                            $  597,528  $  356,022
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Property and equipment
  Land....................................................................................  $  121,089  $  102,659
  Building and improvements...............................................................     369,703     293,801
  Automobiles.............................................................................      57,003      44,589
  Furniture, fixtures and equipment.......................................................      91,924      68,065
  Computer hardware and software..........................................................      19,043       8,057
  Leasehold improvements..................................................................      10,620       6,743
  Accumulated depreciation and amortization...............................................     (84,638)    (60,522)
                                                                                            ----------  ----------
                                                                                            $  584,744  $  463,392
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Names and reputations
  Names and reputations...................................................................  $  503,091  $  359,830
  Covenants not to compete................................................................      64,972      60,919
  Accumulated amortization................................................................     (54,009)    (37,965)
                                                                                            ----------  ----------
                                                                                            $  514,054  $  382,784
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 18.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                                               1996        1995
                                                                                            ----------  ----------
Other assets
  Deferred finance charges................................................................  $   31,637  $    6,542
  Deferred direct obtaining costs.........................................................      47,896      24,599
  Acquisitions in progress................................................................      31,121      25,225
  Other...................................................................................      13,633       6,107
                                                                                            ----------  ----------
                                                                                            $  124,287  $   62,473
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Accounts payable and accrued liabilities
  Trade payables..........................................................................  $   15,500  $   42,753
  Interest................................................................................      23,229       4,231
  Insurance, property and business taxes..................................................       5,135       4,021
  Other...................................................................................      49,299      19,954
                                                                                            ----------  ----------
                                                                                            $   93,163  $   70,959
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Other liabilities
  Cemetery long-term liabilities..........................................................  $  138,014  $   75,208
  Regional partnership liabilities........................................................      13,203      11,326
  Participants' deposits in MEIP..........................................................       5,637       6,080
  Other...................................................................................       4,219       2,489
                                                                                            ----------  ----------
                                                                                            $  161,073  $   95,103
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NOTE 19.  RELATED PARTIES

    During the year ended December 31, 1996, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies which the Chairman of the Company owns or controls. For each of the years in the three year period ended December 31, 1996, the total costs of the charters amounted to $381,330, $1,051,389 and $786,000 respectively, of which $0, $108,924 and $42,000 respectively, remains outstanding at the year end.

    In connection with the intended transfer of each of these assets to companies owned by third parties, the Parent Company provided interim financing to companies owned by the Chairman of the Company totalling $1,750,000. The interim financing was repaid in full by October 1996.

    The intended transfer of the motor vessel to a third party was not consummated. On October 28, 1996, the Parent Company purchased all of the shares of the company that owned the vessel, 476822 B.C. Ltd. ("BC Ltd."), for an effective purchase price of Cdn. $7,860,000. In the transaction, the motor vessel was valued at Cdn. $7,200,000 and the other assets were valued at cost and aggregated approximately Cdn. $660,000. A third party appraisal of the motor vessel had established its fair market value at Cdn. $7,350,000 and its replacement value at Cdn. $12,500,000.

    The Chairman has an option to reacquire either the motor vessel and related assets (the "Boat Assets") or the shares of BC Ltd. until October 1, 2006 under certain circumstances including a change in

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 19.  RELATED PARTIES (CONTINUED)
control of the Parent Company. The option price of the Boat Assets is their fair market value, and the option price for the shares is the fair market value of the net assets of BC Ltd.

    During the year, the company which owned the jet aircraft and helicopter sold them to a third party. The Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

    The Board of Directors of the Parent Company approved the transactions pertaining to the jet aircraft in July 1996 and the transactions pertaining to the motor vessel and helicopter in September 1996.

    On August 6, and December 27, 1996, the Company entered into agreements to sell cemetery installment contract receivables to an affiliate of the Company for approximately $57,000,000. The Company realized a loss of $4,891,000 on the sale.

    As part of the 1995 acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded as a long-term liability $27,840,000. The balance outstanding is the present value of total remaining contingent payments of approximately $33,800,000 which the Company expects to pay over a five year period to the former shareholders of Osiris, two of whom are officers of the Company.

    In addition, as part of the 1995 acquisition of Shipper Management Company ("Shipper"), the Company has recorded as a long-term liability, $6,841,000 representing the present value of total contingent payments of approximately $8,500,000 which the Company recorded in the third quarter of 1996 when the outcome of the contingency became determinable and which the Company expects to pay over a six year period to the former shareholders of Shipper, two of whom are officers of the Company.

    The Company has guaranteed indebtedness of participants of the 1994 Management Equity Investment Plan totaling approximately $3,300,000 (1995--$3,500,000).

    During the fiscal year ended December 31, 1996, the Company paid approximately $7,700,000 (1995-- $5,400,000) for insurance and other services to a related company.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 20. SEGMENTED INFORMATION

    The following information corresponds to the Company's major industry segments, all of which operate in North America.

                                                   FUNERAL       CEMETERY    INSURANCE   CORPORATE   CONSOLIDATED
                                                 ------------  ------------  ----------  ----------  ------------
Revenue
  1996.........................................  $    489,571  $    277,881  $   71,900  $       --   $  839,352
  1995.........................................       389,124       138,137      13,564          --      540,825
  1994.........................................       303,488        61,970          --          --      365,458

Depreciation and amortization
  1996.........................................  $     41,596  $      3,987  $       40  $    3,368   $   48,991
  1995.........................................        30,988         2,114         313       1,560       34,975
  1994.........................................        21,320         1,506          --       1,992       24,818

Earnings from operations
  1996.........................................  $    153,942  $     83,103  $   19,411  $  (77,271)  $  179,185
  1995.........................................        94,011        23,619       2,718     (44,633)      75,715
  1994.........................................       105,166        12,122          --     (32,898)      84,390

Total assets
  1996.........................................  $  1,654,280  $  1,013,073  $  311,406  $  109,634   $3,088,393
  1995.........................................     1,208,791       575,501     107,076      69,346    1,960,714
  1994.........................................       821,213       191,918          --      82,565    1,095,696

Capital expenditures
  1996.........................................  $    116,676  $     36,187  $    1,274  $    9,828   $  163,965
  1995.........................................        92,670        16,915          --       2,958      112,543
  1994.........................................        76,221        13,370          --       1,364       90,955

NOTE 21.  SUBSEQUENT EVENTS

    (A) ACQUISITIONS

    During the period from January 1, 1997 to March 3, 1997, the Company acquired 16 funeral homes and 11 cemeteries. The aggregate cost of these transactions was approximately $32,200,000.

    As at March 3, 1997, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $281,200,000.

    (B) PRIME AND RH HOLDINGS

    On March 27, 1997, the Company transferred substantially all of its investment in Prime and Rose Hills to an affiliated company.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 22.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (A) EARNINGS (LOSS) AND RETAINED EARNINGS

                                                                                  1996         1995        1994
                                                                               -----------  -----------  ---------
Net earnings (loss) in accordance with Canadian GAAP.........................  $    (4,868) $  (127,353) $   7,491
Less effects of differences in accounting for:
  Insurance operations (d)...................................................       (1,440)          --         --
  Income taxes (f)...........................................................        1,761        1,028      1,296
                                                                               -----------  -----------  ---------
Earnings (loss) before cumulative effect of changes in accounting
  principles.................................................................       (4,547)    (126,325)     8,787
Cumulative effect of change in accounting for cemetery revenue recognition...           --           --        157
                                                                               -----------  -----------  ---------
Net earnings (loss) in accordance with United States GAAP....................       (4,547)    (126,325)     8,944
Opening retained earnings in accordance with United States GAAP..............     (107,077)      19,248     10,304
                                                                               -----------  -----------  ---------
Closing retained earnings in accordance with United States GAAP..............  $  (111,624) $  (107,077) $  19,248
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------

    (B) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                 DECEMBER 31, 1996         DECEMBER 31, 1995
                                                              ------------------------  ------------------------
                                                               CANADIAN      UNITED      CANADIAN      UNITED
                                                                 GAAP     STATES GAAP      GAAP     STATES GAAP
                                                              ----------  ------------  ----------  ------------
Assets
  Investments...............................................  $  170,245   $  171,830   $    1,016   $    1,016
  Insurance invested assets.................................     296,249      297,340       97,024       97,024
  Cemetery property.........................................     597,528      852,987      356,022      517,609
  Present value of insurance policies acquired..............      --           14,933       --           --
  Deferred policy acquisition costs.........................      --            5,047       --           --
  Names and reputations.....................................     514,054      538,598      382,784      394,579

Liabilities and Shareholders' equity
  Accrued settlements.......................................      --           --           40,000       --
  Provision for legal settlements--non current..............      --           --           --           40,000
  Insurance policy liabilities..............................     208,706      231,135       82,710       82,710
  Deferred income taxes.....................................     (60,018)     239,475      (58,645)     135,394
  Retained earnings.........................................     (89,614)    (111,624)     (84,746)    (107,077)

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 22.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (C) STATEMENT OF CASH FLOWS

    Under United States GAAP, cash provided by financing would decrease by approximately $63,000,000 (1995--$106,000,000, 1994--$19,000,000) for non-cash debt and common share consideration on acquisitions. Similarly, cash provided by financing and applied to investing would decrease by approximately $2,600,000 (1995--nil, 1994--nil) for non-cash proceeds on disposal of certain subsidiaries, see Note 5(c).

    Cash applied to operations and cash provided by financing activities would decrease by $111,800,000 because shares and debt issued for legal settlements would be considered non-cash transactions.

    (D) INSURANCE OPERATIONS

    PRESENT VALUE OF INSURANCE POLICIES.

    Under United States GAAP, the Company recognizes an asset that represents the actuarilly-determined present value of the projected future profits of the insurance in-force at dates of acquisition. Canadian GAAP does not recognize such an asset. The asset is being amortized to insurance expense over the estimated life of the insurance in-force at the date of acquisition. In 1995, United States GAAP differences were not considered significant.

    DEFERRED POLICY ACQUISITION COSTS

    Under United States GAAP, the Company defers costs related to the production of new business which consist principally of commissions, certain underwriting expenses, and the costs of issuing policies. Deferred acquisition costs are amortized over the expected premium-paying periods of the related policies. Canadian GAAP does not permit deferral of such costs. In 1995, United States GAAP differences were considered significant.

    INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future policy benefits, are accounted for under United States GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under United States GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

    (E) UNREALIZED GAINS AND LOSSES

    Under United States GAAP, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity at December 31, 1996 were approximately $83,719,000 (1995--$23,000,000). Fixed maturity and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1996, debt securities classified as trading were

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 22. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) approximately $5,600,000. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $316,028,000 (1995--$74,000,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. There were no significant unrealized gains or losses on securities available-for-sale as of December 31, 1996. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings. There were no significant unrealized gains or losses on trading securities as of December 31, 1996.

    (F) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1996.

    The Company's deferred tax liabilities under FAS 109 at December 31, are as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
Deferred tax liabilities
  Cemetery property.......................................................................  $  252,802  $  161,587
  Property and equipment..................................................................      56,103      42,132
  Deferred costs related to prearranged funeral services..................................       5,068       9,932
  Other tax liabilities...................................................................      20,902      14,872
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................     334,875     228,523
                                                                                            ----------  ----------
Deferred tax assets
  Legal settlements.......................................................................      16,049      61,037
  Intercompany management fees and interest...............................................      55,119      20,584
  Other tax assets, net of valuation allowance............................................      24,232      11,508
                                                                                            ----------  ----------
Total deferred tax assets.................................................................      95,400      93,129
                                                                                            ----------  ----------
Net deferred tax liabilities..............................................................  $  239,475  $  135,394
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company believes realization of its net deferred tax assets is more likely than not. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions, and is subject to some degree of uncertainty. At December 31, 1996, the Company had a valuation allowance of $3,499,000 (1995--$2,228,000). During the year ended December 31, 1996, the Company increased its valuation allowance by $1,271,000 for operating loss carryforwards.

                        LOEWEN GROUP INTERNATIONAL, INC.

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 22.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (G) RECENT UNITED STATES ACCOUNTING STANDARDS

    The Parent Company has a stock-based compensation plan which enables the Parent Company to grant options to employees of the Company. The option plan is administered by the Compensation Committee of the Parent Company's Board of Directors. Each participant enters into an option agreement which sets forth, among other things, the number of options granted, the exercise price and the vesting conditions of the options. The exercise price of an option may not be less than the market price of the Parent Company's stock on the trading day immediately prior to the grant date and in no event may an option terminate later than ten years after grant date of such option.

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation for United States GAAP purposes.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25, Accounting for Stock Issued to Employees, in accounting for the plans.

    Had compensation cost been determined based on fair value at the grant dates for awards under those plans, under FAS 123, net earnings would have been charged an additional $2,828,000 (1995--$653,000).

    The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0.5% (1995--0.5%), expected volatility 24% (1995--24%), United States risk-free interest rates 5.57% (1995--6.58%) and expected average option term of 2.9 years (1995--4.5 years). The weighted average fair value of the options granted is $6.25 (1995--$9.33) per option.

NOTE 23.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                            NEWEOL INVESTMENTS LTD.
                              FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholder
Neweol Investments Ltd.

    We have audited the consolidated balance sheets of Neweol Investments Ltd., as defined in Note 1 to the financial statements, as at December 31, 1996 and 1995 and the consolidated statements of operations and retained earnings and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Neweol Investments Ltd. as at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

/S/ KPMG

Chartered Accountants
Vancouver, Canada
March 3, 1997, except for Note 15, which is as of March 27, 1997

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                             DECEMBER 31, 1996  DECEMBER 31, 1995
                                                                             -----------------  -----------------
ASSETS
Current assets
  Cash and term deposits...................................................     $        12        $        81
  Receivables, net of allowances...........................................          16,089                 --
  Notes receivable from affiliates.........................................          56,061             24,831
                                                                                   --------           --------
                                                                                     72,162             24,912
                                                                                   --------           --------

Long-term receivables, net of allowances...................................          36,761                 --
Investment.................................................................          39,642             35,717
Investments in affiliates..................................................          32,595              6,367
Due from affiliates........................................................             914                 --
Revolving credit loans.....................................................           3,679                 --
Notes receivable from affiliates...........................................         590,040            405,650
Notes receivable from Parent Company.......................................          78,633                 --
Other assets...............................................................             838                291
                                                                                   --------           --------
                                                                                $   855,264        $   472,937
                                                                                   --------           --------
                                                                                   --------           --------
LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
  Accounts payable and accrued liabilities.................................     $     3,782        $     5,402
  Due to affiliate.........................................................             309                 --
  Notes payable to affiliate...............................................           9,926              4,275
                                                                                   --------           --------
                                                                                     14,017              9,677

Due to Parent Company......................................................         338,464            168,982
Minority interest..........................................................         105,209              8,508
Redeemable preferred shares
  $1 Canadian par value, 500,000,000 shares authorized, 77,200,000 shares
    issued and outstanding (1995--77,200,000)..............................          56,326             56,598

Shareholder equity
  Capital stock, no par value, 1,000,000 shares authorized, 80,401 shares
    issued and outstanding (1995--80,401)..................................         281,512            214,539
  Retained earnings........................................................          54,163             10,415
  Foreign exchange adjustment..............................................           5,573              4,218
                                                                                   --------           --------
                                                                                    341,248            229,172
                                                                                   --------           --------
                                                                                $   855,264        $   472,937
                                                                                   --------           --------
                                                                                   --------           --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996        1995       1994
                                                                                   ---------  ----------  ---------
Revenue from affiliates
  Interest income................................................................  $  60,198  $   33,129  $   7,599
  Other revenue..................................................................      1,900       1,201        471
                                                                                   ---------  ----------  ---------
                                                                                   62,098...      34,330      8,070
Expenses
  General and administrative.....................................................      1,388         739        218
                                                                                   ---------  ----------  ---------
Earnings from operations.........................................................     60,710      33,591      7,852
Equity in earnings (losses) of investees.........................................      1,557     (19,444)        --
Minority interest................................................................     (6,236)       (564)      (130)
                                                                                   ---------  ----------  ---------
Earnings before income taxes.....................................................     56,031      13,583      7,722
Current income tax expense.......................................................      6,611       5,377      1,238
                                                                                   ---------  ----------  ---------
Net earnings.....................................................................  $  49,420  $    8,206  $   6,484
Dividends on redeemable preferred shares.........................................      5,672       4,275         --
                                                                                   ---------  ----------  ---------
Net earnings available to Common shareholder.....................................     43,748       3,931      6,484
Retained earnings, beginning of year.............................................     10,415       6,484         --
                                                                                   ---------  ----------  ---------
Retained earnings, end of year...................................................  $  54,163  $   10,415  $   6,484
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings.............................................................  $    49,420  $     8,206  $     6,484
  Items not affecting cash
    Minority interest......................................................        6,236          564          130
    Equity in losses (earnings) of investees...............................       (1,557)      19,444           --
  Net changes in other non-cash balances...................................        9,898        7,779        5,159
                                                                             -----------  -----------  -----------
                                                                                  63,997       35,993       11,773
                                                                             -----------  -----------  -----------
Investing
  Loans to affiliate.......................................................     (251,171)    (252,519)    (213,595)
  Repayments of notes receivable from affiliate............................       35,551       46,113           --
  Purchase of accounts receivable from affiliate...........................      (57,483)          --           --
  Investment...............................................................       (2,212)          --           --
                                                                             -----------  -----------  -----------
                                                                                (275,315)    (216,886)    (213,595)
                                                                             -----------  -----------  -----------
Financing
  Advances from Parent Company.............................................      190,130      180,916      201,880
  Repayment of advances from Parent Company................................      (19,673)          --           --
  Capital contributions from Parent Company................................       40,792           --           --
                                                                             -----------  -----------  -----------
                                                                                 211,249      180,916      201,880
                                                                             -----------  -----------  -----------
Increase in cash and cash equivalents during the year......................          (69)          23           58
Cash and cash equivalents, beginning of year...............................           81           58           --
                                                                             -----------  -----------  -----------
Cash and cash equivalents, end of year.....................................  $        12  $        81  $        58
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Neweol Investments Ltd. ("Neweol") was incorporated on November 6, 1992 under the federal laws of Canada and continued on June 3, 1993 under the laws of the Province of British Columbia as a wholly owned subsidiary of The Loewen Group Inc. ("Parent Company'). The principal activities of the Company, which commenced operations in 1994, are to provide financing to other subsidiaries of the Parent Company ("affiliates") and to hold investments in affiliated and non-affiliated companies.

    The consolidated financial statements have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements require the use of management estimates. As a result, actual results could differ from those estimates.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission ("SEC").

    These consolidated financial statements include Neweol's 85% ownership interests in Loewen Finance (Wyoming) Limited Liability Company ("LFW"), Loewen Trading Corporation, Eagle Financial Associates, LLC, and 100% ownership interest in 1096952 Ontario Limited, and its equity investment in its affiliate Loewen Group International, Inc. ("LGII") (collectively the "Company"). These interests constitute the ongoing operations of Neweol subsequent to a reorganization that occurred July 19 and August 13, 1996. These consolidated financial statements exclude certain subsidiaries of Neweol which were transferred to an affiliate effective July 19 and August 13, 1996 and accordingly are not intended to be a complete presentation of the historical consolidated financial position, results of operations, and cash flows of Neweol. To the extent that Neweol's interests in those subsidiaries were not transferred as a result of the reorganization, such interests are reflected in the accompanying financial statements.

    All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    Neweol has no operations independent of those carried on by its subsidiaries. Neweol is dependent on future remittances from its subsidiaries or capital contributions from its Parent Company to satisfy its obligations, substantially all of which are to affiliates.

INVESTMENTS

    The Company initially records investments acquired from third parties at cost and investments acquired from entities under common control at the transferor's carrying value. The Company follows the equity method of accounting for investments where it has significant influence over the investee. The excess of the Company's carrying value of the investment as reported on the balance sheet and the underlying equity in the net assets of Arbor Memorial Services Inc. ("Arbor") is amortized over the estimated weighted average useful lives of the underlying assets and included in equity in earnings and losses of investees in the statements of operations and retained earnings and cash flows.

ACCOUNTING FOR INCOME TAXES

    The Company follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between the carrying amounts of

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY

    The assets and liabilities of the Canadian operations have been translated into United States dollars at the rates of exchange at the balance sheet dates, and revenues and expenses are translated at the average rates of exchange for the periods of operation. Unrealized gains and losses arising from the translation are deferred and are classified as "Foreign exchange adjustment" within shareholder equity.

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATE

                                                                                               1996        1995
                                                                                            ----------  ----------
Current
  Revolving credit loans..................................................................  $   56,061  $   24,831
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term
  Term loans due in 1999..................................................................  $  206,000  $  206,000
  Term loans due in 2000..................................................................     199,650     199,650
  Term loans due in 2001..................................................................     184,390          --
                                                                                            ----------  ----------
                                                                                            $  590,040  $  405,650
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The revolving credit loans are due on demand. Effective August 1, 1996, interest is earned at a fixed rate of 11.5% (1995--rates ranged from 9.06% to 10.01% per annum) on the term loans and the revolving credit loans (1995--U.S. prime plus 2%) respectively.

    The notes receivable from affiliate are secured under a collateral trust arrangement whereby senior lenders to the affiliate and the Parent Company would share certain collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness.

    The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by the Parent Company of substantially all its subsidiaries (including the Company, certain of its subsidiaries and its investment in LGII) and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets).

NOTE 3.  INVESTMENT

    The Company holds 713,825 Class A voting shares (1995--680,225) of Arbor representing 28.3% (market value $14,843,144) and 2,154,352 Class B non-voting shares (1995--2,057,752) representing 27.5% (market value $43,618,319). This investment has been accounted for by the equity method commencing January 1, 1995, the date the Company determined it had significant influence over Arbor. Arbor's fiscal year end is October 31, 1996. Accordingly the Company records its equity in the earnings of Arbor on a two month lag. The Company's equity in the earnings of Arbor amounted to $1,879,000 (1995--

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 3.  INVESTMENT (CONTINUED)
$1,391,000) in 1996. Arbor is a Canadian funeral services company and at October 31, 1996, Arbor had assets and liabilities of $439,261,000 and $293,808,000 respectively (1995--$287,617,000 and $188,837,000 respectively) and total revenues of $129,978,000 (1995--117,269,000).

NOTE 4.  INVESTMENTS IN AFFILIATES

                                                                                                 1996       1995
                                                                                               ---------  ---------
Investments in affiliates
  Investments in LGII........................................................................  $  32,595  $   6,367
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    On July 13, 1995, the Company acquired a 15% interest in LGII from the Parent Company. LGII serves as the holding company for the Parent Company's United States funeral, cemetery and insurance operations. This investment was recorded at the Parent Company's carrying value of approximately $27,202,000. During 1996, the Company contributed additional capital of $26,181,000. The Company's equity in the loss of LGII amounted to approximately ($321,000) for the year ended December 31, 1996 (1995--($20,834,850)). At December 31, 1996,
LGII had assets and liabilities of approximately $3,088,393,000 and $2,875,743,000 respectively (1995--$1,960,714,000 and $1,918,264,000).

NOTE 5.  LEGAL PROCEEDINGS

    The Parent Company and LGII are subject to material legal proceedings and contingencies, as disclosed below:

GULF NATIONAL SETTLEMENT

    On February 1, 1996, the Parent Company and Gulf National Insurance Company and certain of its affiliates ("Gulf National") executed a settlement agreement pursuant to which, among other things, the parties agreed to a full and mutual release of all claims against each other. The Parent Company delivered to Gulf National $50,000,000 in cash, 1,500,000 Common shares ("Gulf National Settlement Shares") and a promissory note in the amount of $80,000,000 payable over 20 years in equal installments of $4,000,000, without interest. The Gulf National Settlement Shares were issued on February 9, 1996 and a registration statement registering the resale of the Gulf National Settlement Shares filed with the SEC was declared effective in December 1996.

    The Parent Company recorded a charge against its 1995 earnings in the amount of $134,800,000 before taxes of $49,457,000 to account for the Gulf National settlement. This amount represents the cash portion, the present value of the non-interest bearing promissory note and the guaranteed value of the Gulf National Settlement Shares.

PROVIDENT SETTLEMENT

    On February 4, 1996, Provident American Corporation and one of its subsidiaries ("Provident") and the Parent Company settled certain litigation and on March 19, 1996, the parties entered into a settlement providing for a full mutual release from all claims against each other, and the Parent Company delivered 1,000,000 Common shares ("Provident Settlement Shares"), and $3,000,000 in cash to Provident and

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
certain designees. The Parent Company filed a registration statement registering the resale of the Provident Settlement Shares with the SEC which was declared effective in July 1996.

    The Parent Company recorded a charge against its 1995 earnings in the amount of $30,000,000 before taxes of $10,800,000 to account for the Provident settlement.

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Parent Company securities against the Parent Company and five individuals who were officers of the Parent Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P., a limited partnership of which LGII is the sole general partner ("LGC"), and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Parent Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Parent Company's securities against the Parent Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The complaints with respect to the class actions alleged that the defendants failed to disclose the Parent Company's anticipated liability in connection with certain litigation with Gulf National. The Pennsylvania class actions also alleged failure to disclose the Parent Company's potential liability in connection with certain litigation with Provident. The Parent Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) the Parent Company, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing anti-fraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) the Parent Company, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

    The defendants filed their Answer to the Consolidated Class Action Complaint on November 1, 1996, in which they have denied the material allegations and raised certain affirmative defenses. The parties have commenced discovery and document production. No depositions have been taken.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
    The parties have stipulated to the provisional certification of plaintiff classes consisting of: (i) all purchasers of Common shares or MIPS on an American stock exchange or in public offerings during the period from April 16, 1993 through November 1, 1995, with respect to the Exchange Act claims; and (ii) all persons who purchased MIPS pursuant to the public offering in August 1994, with respect to the Securities Act claims. Defendants have retained all rights to conduct discovery on class issues and to move to modify the class definitions or to decertify the classes. Plaintiffs have agreed to stay all proceedings, including all discovery, relating to disclosures about the Provident litigation. Plaintiffs have the right to lift the stay upon written notice, which must be provided 90 days before the end of discovery or the beginning of trial.

    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Parent Company that they would seek indemnity from the Parent Company for costs incurred. The Parent Company paid the Underwriters' costs through the date of dismissal. The Parent Company expects that the Underwriters will seek further indemnity from the Parent Company if any of the claims against the Underwriters are reinstated.

    The Parent Company referred the claims to its insurance carrier under its directors and officers liability insurance policy. On February 9, 1996, the carrier denied coverage of the claim. The Parent Company believes that such denial was improper. On March 21, 1996, the Parent Company commenced an action in British Columbia Supreme Court seeking a declaration that the policy covers indemnification with respect to the Class Action. As of the date hereof, the Supreme Court has not ruled on the action. The Parent Company cannot predict at this time the extent to which any settlement or litigation that may result from these claims will ultimately be covered by insurance, if at all.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, Palladino et al., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families (the "Consolidated Roe Complaint"), and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Parent Company and LGII as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996 but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimus sums, leaving the number of plaintiff families at 51. The Complaint was dismissed for pleading deficiencies. The plaintiffs have indicated that they will file a Sixth Amended Complaint.

    At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by LGII in March 1995. The insurance carriers for Osiris and the Parent Company have assumed the defense of these claims, subject to a reservation of rights. The insurance carrier for the Parent Company has stated that it may take the position that each gravesite claim is separately subject to the per claim policy deductible of $250,000. Accordingly, no assurance can be made that insurance coverage will be available. The annual Osiris policy limit is $11,000,000 and the annual Parent Company policy limit is $80,000,000.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Parent Company and LGII.

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

    In March 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims, liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane have filed preliminary challenges to the Third Amended Complaint. Likewise, LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion and the preliminary challenges are all pending.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

    On October 2, 1996, Service Corporation International ("SCI") filed an action in the United States District Court for the Southern District of Texas (the "Texas Action"), alleging that the Parent Company falsely suggested to its shareholders that it has standing to bring an action to block or impede SCI's unsolicited exchange offer on federal antitrust grounds. SCI also seeks a declaratory judgment that the Parent Company lacks standing to bring such an action on federal antitrust grounds. SCI asserts a claim under Texas common law, based upon its allegations that the Parent Company's actions have tortiously interfered with SCI's "prospective business relationships" with the Parent Company's shareholders. As relief for this assertion, SCI seeks an unspecified amount of damages for claimed injuries resulting from the Parent Company's alleged interference with these prospective relationships. In an amended complaint filed October 3, 1996, SCI also alleges that the foregoing actions, as well as the Parent Company's alleged failure to disclose certain information respecting the Prime and Rose Hills transactions, constitute violations of
Section 14(e) of the Exchange Act. As relief, SCI seeks an injunction against future violations of that statute.

    On October 10, 1996, the Parent Company, LGII and Ridge Chapels, Inc., a subsidiary of LGII, commenced an action in the United States District Court for the Eastern District of New York (the "New York Action"), seeking to enjoin SCI preliminarily and permanently from completing its unsolicited exchange offer on the grounds that a combination of SCI and the Parent Company would violate
Section 7 of the Clayton Act. According to the complaint, SCI's unsolicited offer for control of the Parent Company, if successful, may substantially lessen competition in numerous local markets for (i) the sale of funeral services, (ii) the sale of funeral services on a "pre-need" basis, (iii) the sale of cemetery services, and (iv) the purchase of funeral homes, cemeteries and crematoria. The Parent Company also accuses SCI and

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
Equity Corporation International, Inc. (a competitor of the Parent Company in which SCI had a 40% interest in October 1996) ("ECI"), of conspiracy to eliminate the Parent Company as a competitive force in the funeral services industry, in violation of Section 1 of the Sherman Act. On October 10, 1996, the Parent Company filed Motions for Expedited Discovery and for a Preliminary Injunction to enjoin the unsolicited exchange offer and, on October 15, 1996, filed a Verified First Amended Complaint.

    On October 11, 1996, the Parent Company moved to dismiss or stay the Texas Action. On October 15, 1996, SCI moved to dismiss, stay or transfer the New York Action. A hearing was held on SCI's motion on October 17, 1996, at the conclusion of which the District Court denied SCI's motion. On October 23, 1996, Magistrate Judge Caden of the District Court entered a Memorandum and Order allowing expedited discovery with respect to the Parent Company's motion for a preliminary injunction. On October 29, 1996, the District Court overruled the objections of SCI to the Magistrate Judge's Order but stayed commencement of discovery proceedings, which stay was extended by stipulation until the resolution of the pending motions in the Texas Actions described below.

    On October 21, 1996, SCI filed a Motion for Preliminary Injunction in the Texas Action, seeking to enjoin the Parent Company from pursuing its antitrust claims in any forum other than the federal District Court in Texas. The matter was referred to Magistrate Judge Johnson, who issued a Memorandum Recommending Entry of a Preliminary Injunction on October 28, 1996. Magistrate Judge Johnson recommended that the District Court restrain the Parent Company from proceeding in the New York Action (or elsewhere) until it had resolved the Parent Company's pending motion to dismiss. In a telephone conference on October 28, 1996, the District Court declined to enter any injunctive relief at that time. A hearing on the Parent Company's motion to dismiss was held on November 6, 1996. On November 23, 1996, the Texas District Court issued a Memorandum Opinion in which it: (i) denied SCI's motion for a preliminary injunction against the New York Action; and (ii) granted the Parent Company's motion to dismiss the Texas Action, subject to the New York Court's permitting SCI to raise its above-described tortious interference and violation of Section14(e) claims as counterclaims in the New York Action. SCI's above-described declaratory judgment claim was dismissed outright.

    On December 11, 1996, SCI filed its Answer to the Parent Company's Verified First Amended Complaint, in which it denies liability and asserts various defenses and asserts counterclaims against the Parent Company, which counterclaims parallel generally the above-described claims for tortious interference and violation of Section14(e) claims asserted in the Texas Action. The Parent Company believes that the counterclaims are without merit and intends to contest them vigorously. The Parent Company has served discovery requests upon SCI and ECI to which both objected. On December 11, 1996, Magistrate Judge Caden ordered expedited discovery to proceed. SCI filed objections to the Magistrate Judge's order, which objections were denied by the District Court on January 7, 1997.

    On December 11, 1996, ECI filed a Motion to Dismiss the claims against it, on grounds of improper venue and lack of personal jurisdiction. On December 18, 1996, the Parent Company filed a Motion for Expedited Discovery respecting jurisdiction over ECI, and the parties agreed that the Parent Company would not be required to respond to the Motion to Dismiss until either a date certain after denial of its Motion for Expedited Discovery or, if that Motion were granted, completion of jurisdictional discovery. On January 8, 1997, Magistrate Judge Caden entered an order providing that the Parent Company could take certain expedited discovery respecting jurisdiction over ECI.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
    On January 7, 1997, SCI announced that it had withdrawn its proposed exchange offer. On January 14, 1997, the Parent Company sent a letter to the New York Court stating that it will move for leave to file an amended complaint seeking permanent injunctive relief against future actions by SCI and/ or ECI against the Parent Company in violation of the antitrust laws. On January 15, 1997, SCI sent a letter to the New York Court stating that it believes the Parent Company's claims are moot and will seek dismissal of those claims. Discovery from the parties has been temporarily suspended by agreement. On January 16, 1997, ECI sent a letter to the New York Court, seeking to suspend discovery until the Court rules on the contemplated motions by the Parent Company and SCI. On January 20, 1997, the Parent Company sent a letter to the Court seeking leave to move to dismiss SCI's counterclaims, to which SCI responded on January 22, 1997, by letter requesting dismissal of the entire action.

    At the New York Court's suggestion, the parties are discussing possible resolution of the action in a manner that would end the current proceedings but preserve jurisdiction in the New York Court over similar disputes in the future, if any.

    No provision with respect to these legal proceedings has been made to date in the Parent Company's or LGII's 1996 consolidated financial statements.

DERIVATIVE SUIT

    On September 26, 1996, Jerry Krim filed a purported derivative and class action against the Parent Company's current directors and one former director and against the Parent Company as a nominal defendant in the Los Angeles County Superior Court. The plaintiff alleges, on behalf of himself and all of the Parent Company's current and former shareholders, that the defendants "improperly responded to an offer by SCI to combine the two companies," refused to negotiate with SCI, agreed to pay an inflated price for the Rose Hills properties in Los Angeles, adopted a supposed "poison pill" supermajority voting provision requiring 75% approval of a merger, and adopted a Shareholders Protection Rights Plan, each allegedly in violation of the directors' fiduciary duties. Plaintiff seeks preliminary and permanent injunctive relief that would, among other things, (i) require the defendants to cooperate with any person having a bona fide interest in proposing a transaction and take certain other actions that allegedly would "maximize shareholder value," (ii) enjoin the Shareholders Protection Rights Plan in its entirety, (iii) enjoin the consummation of the Rose Hills transaction, (iv) enjoin the supermajority voting requirements, (v) require an accounting for unspecified damages, and (vi) compensate the plaintiffs for their fees and costs. On October 17, 1996, the Court denied the plaintiff's motion for expedited discovery. On November 8, 1996, the Parent Company and those individual defendants upon whom service had purportedly been made appeared specially and moved to quash service of the summons for lack of jurisdiction or, in the alternative, to dismiss or stay the action on grounds of forum non conveniens. On December 10, 1996, the Court granted the defendants' motion to quash the summons and denied the plaintiffs' request for discovery. The action was dismissed, and no appeal has been filed.

    No provision with respect to this legal proceeding has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Parent Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Parent Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Parent Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Parent Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Parent Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. were acquired by LGII in March 1996 when LGII acquired the assets of S.I. Acquisition Associates, L.P.

    Plaintiffs hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's insurance code and trade practices laws.

    Plaintiffs seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies and allowing a plaintiff to select a more expensive casket than provided for in the policy, upon payment of the difference in retail value, without forfeiting the other benefits provided for in the policy.

    As of the date hereof, no discovery has taken place. The Parent Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or LGII's 1996 consolidated financial statements.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 5.  LEGAL PROCEEDINGS (CONTINUED)
OTHER

    Each of the Parent Company and LGII is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on its respective financial position, results of operation or liquidity.

NOTE 6.  INCOME TAXES

    All income tax expense in 1996, 1995 and 1994 represent income taxes payable outside Canada. Income tax differed from amounts computed by applying Canadian federal and provincial income tax rates of 45.5% on earnings before income taxes as a result of the following:

                                                                                      1996       1995       1994
                                                                                   ----------  ---------  ---------
Expected income tax expense......................................................  $   25,494  $   6,180  $   3,514
Foreign income taxed at lower rates..............................................     (21,013)    (9,912)    (2,283)
Equity in (earnings) losses of investees.........................................        (708)     8,847         --
Other............................................................................       2,838        262          7
                                                                                   ----------  ---------  ---------
                                                                                   $    6,611  $   5,377  $   1,238
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

NOTE 7.  NOTES PAYABLE TO AFFILIATES AND DUE TO PARENT COMPANY

    Notes payable to affiliates were issued in settlement of preferred share dividends and are due on demand. The amount due to the Parent Company has no designated repayment terms however, the Parent Company has agreed not to demand payment prior to June 30, 1998. The notes payable to affiliates and due to Parent Company are denominated in Canadian dollars and are non-interest bearing.

NOTE 8.  REDEEMABLE PREFERRED SHARES

    On January 31, 1995 the authorized share capital of Neweol was increased by creating 500,000,000 non-voting Preferred shares with a par value of Cdn. $1.00 each and a redemption price of Cdn. $1.00 per share plus all declared but unpaid dividends. The holders of the preferred shares receive priority in the payment of non-cumulative dividends, as declared annually by the directors at a rate to be determined by resolution of the directors. Upon liquidation, dissolution or wind-up, the preferred shareholders are entitled to distribution equal to the redemption price before any assets of Neweol shall be distributed to the common shareholders. The preferred shares are redeemable at Neweol's option upon 21 days notice and retractable by the holder upon 120 days notice at any time in whole or in part at the redemption price. The redeemable preferred shares were issued upon the cancellation of 20,000 Common shares.

NOTE 9.  NOTES RECEIVABLE FROM PARENT COMPANY

    Notes receivable from the Parent Company were issued in settlement of the sale of 13% of the issued and outstanding units of LFW to the Parent Company. The sale price of $78,633,000 was determined to be Neweol's carrying value, and no gain or loss was realized. The notes receivable from the Parent Company have no designated repayment terms. The notes receivable from the Parent Company are denominated in Canadian dollars and are non-interest bearing.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 10.  CAPITAL STOCK

ISSUED AND OUTSTANDING

                                                                      NUMBER OF SHARES            DOLLARS
                                                                    ---------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                    ---------  ----------  ----------  ----------
Common shares
  Balance beginning of year.......................................     80,401         301  $  214,539  $   88,177
  Issued during the year..........................................         --     100,100          --     181,536
  Repurchased by Company for cancellation in exchange for
    redeemable preferred shares...................................         --     (20,000)         --     (55,174)
                                                                    ---------  ----------  ----------  ----------
                                                                       80,401      80,401     214,539     214,539
                                                                    ---------  ----------
                                                                    ---------  ----------

Contributed Surplus
  Contributed by Parent Company...................................                             66,973          --
                                                                                           ----------  ----------
                                                                                           $  281,512  $  214,539
                                                                                           ----------  ----------
                                                                                           ----------  ----------

NOTE 11.  RELATED PARTY TRANSACTIONS

    The Company receives administrative support from the Parent Company at no charge to the Company. Direct costs of the Company's operations are recorded as expenses.

    LFW is managed by an affiliated entity. General and administrative expenses are primarily a result of amounts paid under this management agreement.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, receivables, receivables from affiliates, revolving credit loans receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. Financial instruments with a carrying value different from their fair value include:

                                                                     DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                   ----------------------  ----------------------
                                                                    CARRYING                CARRYING
                                                                     AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
Financial assets:
  Notes receivable from affiliate................................  $  590,040  $  613,872  $  405,650  $  427,186
  Not practicable to estimate fair value
    Investment in affiliate......................................      32,595          --       6,367          --
    Notes receivable from Parent Company.........................      78,633          --          --          --

Financial liabilities:
  Not practicable to estimate fair value
    Notes payable to affiliate...................................  $    9,926  $       --  $    4,275  $       --
    Due to Parent Company........................................     338,484          --     168,982          --
    Redeemable preferred shares..................................      56,326          --      56,598          --
    Due to affiliate.............................................         309          --          --          --

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 13.  PURCHASE OF RECEIVABLES

    On August 6, and December 27, 1996, the Company entered into agreements to purchase cemetery installment contract receivables from subsidiaries of LGII for approximately $57,000,000. The Company has recorded the purchase at the gross amount of the cemetery installment contract receivables net of the allowance for doubtful accounts, unearned finance income and purchase discount. At December 31, 1996, the total unearned finance income is approximately $12,185,000 and the total purchase discount is approximately $4,891,000. At December 31, 1996, the allowance for doubtful accounts is approximately $4,500,000. The purchase discount and unearned finance income will be recognized as interest income in earnings over the collection period of the contract receivables. At December 31, 1996, the Company has recognized interest income of $955,000.

    On August 1, 1996, the Company entered into a management and receivables servicing agreement with an affiliate, Loewen Financial Corporation ("LFC"), whereby LFC performs specified collection services on the receivables for a management and servicing fee equal to 109.8% of their cost of servicing the receivables.

    Proceeds received by LFC from the collection of the receivables are advanced directly to LGII as loans from the Company pursuant to a Revolving Credit Facility entered into on August 1, 1996. Revolving credit loans may be made up to a maximum of $250,000,000 and bear interest at the Libor rate plus 300 basis points, as computed by the Company at December 31, 1996. Amounts outstanding under the Revolving Credit Facility are due on demand or December 31, 1999. As at December 31, 1996, the Company has advanced $3,679,000 to LGII pursuant to the Facility.

NOTE 14.  NON-CASH TRANSACTIONS

    The Company entered into the following non-cash transactions:

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Investments in Arbor shares, funded by an increase in due to Parent Company.................  $      --  $   7,338
Increase in investment in affiliate funded by contribution from Parent Company..............     26,181         --
Sale of 13% interest in units of LFW in exchange for notes receivable from Parent Company...     78,633         --
Dividends declared and settled by issuance of notes payable to affiliate....................      5,672         --
Reduction in receivables advanced to affiliate..............................................      3,679         --
Reduction of amount due to Parent Company upon issuance of 100,000 Common shares............         --    154,334
Issuance of 77,200,000 Preferred shares and cancellation
  of 20,000 Common shares...................................................................         --     55,174
Acquisition of 15% of Parent Company's interest in LGII's Common shares in exchange for
  issuance of 100 Common shares.............................................................         --     27,202
Application of notes receivable and other transactions reducing the balance due to Parent
  Company...................................................................................         --     23,619

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT NUMBER OF SHARES

NOTE 15.  SUBSEQUENT EVENTS

SALE OF ARBOR

    Effective March 27, 1997 the Company transferred its investment in Arbor to TLGI Management Corp., an affiliated company, at carrying value.

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY
                              FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Members
Loewen Finance (Wyoming) Limited Liability Company

    We have audited the accompanying balance sheets of Loewen Finance (Wyoming) Limited Liability Company as at December 31, 1996 and 1995 and the related statements of income and retained earnings and cash flows for each of the years in the two year period ended December 31, 1996 and for the eight month period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loewen Finance (Wyoming) Limited Liability Company as at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1996 and for the eight month period ended December 31, 1994 in conformity with generally accepted accounting principles in the United States.

/s/ PEAT MARWICK
Chartered Accountants
Bridgetown, Barbados
March 3, 1997

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                          (EXPRESSED IN U.S. DOLLARS)

                                                                                      1996            1995
                                                                                 --------------  --------------
ASSETS
Cash...........................................................................  $          483  $          106
Due from related companies.....................................................         878,480         331,286
Notes receivable from affiliate................................................      56,060,122      24,831,000
                                                                                 --------------  --------------
                                                                                     56,939,085      25,162,392

Notes receivable from affiliate................................................     590,040,660     405,650,000
                                                                                 --------------  --------------
  Total Assets.................................................................  $  646,979,745  $  430,812,392
                                                                                 --------------  --------------
                                                                                 --------------  --------------

LIABILITIES AND MEMBERS' EQUITY
Due to affiliated companies....................................................  $      231,151  $      148,685
Taxes payable..................................................................       3,740,154       5,286,973
                                                                                 --------------  --------------
  Total liabilities............................................................       3,971,305       5,435,658

MEMBERS' EQUITY
Capital
100 units authorized, issued and outstanding...................................             100             100
Additional contributions.......................................................     589,739,660     397,150,000
                                                                                 --------------  --------------
  Total capital................................................................     589,739,760     397,150,100
Retained earnings..............................................................      53,268,680      28,226,634
                                                                                 --------------  --------------
  Total members' equity........................................................     643,008,440     425,376,734
                                                                                 --------------  --------------
  Total Liabilities and Members' Equity........................................  $  646,979,745  $  430,812,392
                                                                                 --------------  --------------
                                                                                 --------------  --------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
YEAR ENDED DECEMBER 31, 1996, 1995 AND FOR THE EIGHT MONTH PERIOD ENDED DECEMBER
                                    31, 1994
                          (EXPRESSED IN U.S. DOLLARS)

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Revenue
  Interest on affiliated companies loans receivable.................  $  59,170,640  $  33,128,490  $   7,593,970
  Less: foreign withholding tax.....................................     (5,985,245)    (5,040,470)    (1,160,880)
                                                                      -------------  -------------  -------------
  Interest (net of foreign withholding tax).........................     53,185,395     28,088,020      6,433,090
                                                                      -------------  -------------  -------------
  Other revenue
    Financial services..............................................         89,244        141,940         68,600
    Other services..................................................      1,811,040      1,059,506        286,942
                                                                      -------------  -------------  -------------
                                                                          1,900,284      1,201,446        355,542
                                                                      -------------  -------------  -------------
    Total revenue...................................................     55,085,679     29,289,466      6,788,632
Expenses
  Administrative and general........................................      1,218,474        726,801        210,316
                                                                      -------------  -------------  -------------
Income before taxation..............................................     53,867,205     28,562,665      6,578,316
Taxation............................................................        598,525        336,031         77,392
                                                                      -------------  -------------  -------------
Net income for the year/period......................................     53,268,680     28,226,634      6,500,924
Retained earnings, beginning of year/period.........................     28,226,634      6,500,924             --
                                                                      -------------  -------------  -------------
                                                                         81,495,314     34,727,558      6,500,924
Dividends paid......................................................     28,226,634      6,500,924             --
                                                                      -------------  -------------  -------------
Retained earnings, end of year/period...............................  $  53,268,680  $  28,226,634  $   6,500,924
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY
                            STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996, 1995 AND FOR THE EIGHT MONTH PERIOD ENDED DECEMBER
                                    31, 1994
                          (EXPRESSED IN U.S. DOLLARS)

                                                                    1996             1995             1994
                                                               ---------------  ---------------  ---------------
CASH PROVIDED BY (APPLIED TO)
Operations
Net income for the year/period...............................  $    53,268,680  $    28,226,634  $     6,500,924
Add (deduct) changes in non-cash working capital balances
  relating to operations:
  Accrued interest and prepaid expenses......................               --           34,019          (34,019)
  Due from related companies.................................         (547,194)        (133,173)        (198,113)
  Due to related companies...................................           82,466           33,298          115,387
  Taxes payable..............................................       (1,546,819)       4,048,701        1,238,272
                                                               ---------------  ---------------  ---------------
                                                                    51,257,133       32,209,479        7,622,451
                                                               ---------------  ---------------  ---------------
Investing
Notes advanced to affiliate..................................     (251,170,782)    (262,999,000)    (213,595,000)
Note repayments from affiliate...............................       35,551,000       46,113,000               --
                                                               ---------------  ---------------  ---------------
                                                                  (215,619,782)    (216,886,000)    (213,595,000)
                                                               ---------------  ---------------  ---------------
Financing
Capital contributions........................................      192,589,660      191,150,000      206,000,100
Dividends paid...............................................      (28,226,634)      (6,500,924)              --
                                                               ---------------  ---------------  ---------------
                                                                   164,363,026      184,649,076      206,000,100
                                                               ---------------  ---------------  ---------------
Increase (decrease) in cash during the year/period...........              377          (27,445)          27,551
Cash, beginning of year/period...............................              106           27,551               --
                                                               ---------------  ---------------  ---------------
Cash, end of year/period.....................................  $           483  $           106  $        27,551
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                          (EXPRESSED IN U.S. DOLLARS)

NOTE 1.  GENERAL

    The company was formed under the Wyoming Limited Liability Company Act on March 30, 1994.

    It was registered in Barbados as an external company under the provisions of the Companies Act and conducts its principal activities as a licensee under the International Business Companies Act. It commenced operations on August 4, 1994, after having obtained its IBC license on April 27, 1994.

    The principal activity of the company is to act as a finance company to affiliates of The Loewen Group Inc. Substantially all transactions are with related parties.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF ACCOUNTING

    The company follows accrual basis accounting and in all material respects, financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

    (B) CORPORATION TAX

    The company is subject to taxation in accordance with Section 10 of the Barbados International Business Companies Act, at rates between 1.0% to 2.5%.

    For U.S. tax purposes the company is viewed as a fiscally transparent entity whereby its income is deemed to be that of its partners.

NOTE 3.  NOTES RECEIVABLE FROM AFFILIATE

                                                                                        1996            1995
                                                                                   --------------  --------------
Current
  Revolving credit loans.........................................................  $   56,060,122  $   24,831,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Long-term
  Term loans due in 1999.........................................................  $  206,000,000  $  206,000,000
  Term loans due in 2000.........................................................     199,650,000     199,650,000
  Term loans due in 2001.........................................................     184,390,660              --
                                                                                   --------------  --------------
                                                                                   $  590,040,660  $  405,650,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Effective August 1, 1996, interest is earned at a fixed rate of 11.5% per annum on the term loans (1995 -- 9.06% to 10.01% per annum) and the revolving credit loans (1995 -- U.S. prime plus 2%), respectively.

    The notes receivable from affiliate are secured under a collateral trust arrangement whereby senior lenders to Loewen Group International, Inc. ("LGII") and The Loewen Group Inc. ("TLGI") would share certain collateral on a PARI PASSU basis. This collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness.

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY

                        DECEMBER 31, 1996, 1995 AND 1994

                          (EXPRESSED IN U.S. DOLLARS)

NOTE 3.  NOTES RECEIVABLE FROM AFFILIATE (CONTINUED)
    The collateral includes (i) a pledge for the benefit of the senior lenders of the shares held by TLGI of substantially all its subsidiaries (including the Company) and (ii) all of the financial assets of LGII (LGII does not have material assets other than financial assets).

NOTE 4.  CAPITAL

    The capital of the company is divided into units with no par value. After the initial capital contributions, members may by agreement make further contributions in proportion to the units they hold. Changes in capital were as follows:

                                                                1996                           1995
                                                    -----------------------------  -----------------------------
UNITS:                                                 NUMBER         AMOUNTS         NUMBER         AMOUNTS
--------------------------------------------------  -------------  --------------  -------------  --------------
Outstanding, beginning and end of year............            100  $          100            100  $          100

Contributions:
Balance, beginning of year........................                    397,150,000                    206,000,000
Additional during year............................                    192,589,660                    191,150,000
                                                                   --------------                 --------------
Balance, end of year..............................                    589,739,660                    397,150,000
                                                                   --------------                 --------------
    Total Capital.................................                 $  589,739,760                 $  397,150,100
                                                                   --------------                 --------------
                                                                   --------------                 --------------

The company's units are held by:

                                                                                                         1996         1995
                                                                                                         -----        -----
Neweol Investments Ltd..............................................................................          85           98
The Loewen Group Inc................................................................................          15            2
                                                                                                             ---          ---
    Total...........................................................................................         100          100
                                                                                                             ---          ---
                                                                                                             ---          ---

NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, due from related companies and due to affiliated companies and taxes payable approximate fair value due to the short-term maturities of these instruments. Financial instruments with a carrying value different from their fair value include:

                                                       DECEMBER 31, 1996               DECEMBER 31, 1995
                                                 ------------------------------  ------------------------------
                                                    CARRYING                        CARRYING
                                                     AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                 --------------  --------------  --------------  --------------
Financial assets:
  Loans receivable from
    affiliated companies.......................  $  646,100,782  $  669,933,000  $  430,481,000  $  452,017,000

    Fair value estimates are made at a specific point in time, based on market conditions and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and

               LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY

                        DECEMBER 31, 1996, 1995 AND 1994

                          (EXPRESSED IN U.S. DOLLARS)

NOTE 5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS (CONTINUED) matters of significant judgement and therefore, changes in assumptions could significantly affect the estimates.

NOTE 6.  TAXES PAYABLE

    Taxes payable comprise the following:

                                                                                            1996          1995
                                                                                        ------------  ------------
Withholding tax on foreign source interest income.....................................  $  3,384,644  $  5,040,470
Corporation tax.......................................................................       355,510       246,503
                                                                                        ------------  ------------
                                                                                        $  3,740,154  $  5,286,973
                                                                                        ------------  ------------
                                                                                        ------------  ------------

NOTE 7.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In accordance with General Instruction G(3), the information required by
Item 10 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) has been omitted and is incorporated by reference from the Registrant's definitive proxy statement and information circular relating to its 1997 annual general meeting of shareholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

    In accordance with General Instruction G(3), the information required by
Item 11 has been omitted and is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    In accordance with General Instruction G(3), the information required by
Item 12 has been omitted and is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In accordance with General Instruction G(3), the information required by
Item 13 has been omitted and is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS A PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS

    THE LOEWEN GROUP INC.

       Report of Independent Accountants

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

       Supplementary Data: Quarterly Financial Data (unaudited)

    LOEWEN GROUP INTERNATIONAL, INC.

       Report of Independent Accountants

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Operations and Retained Earnings (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Changes in Financial Position for the Years Ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

    NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

       Report of Independent Accountants

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

    LOEWEN FINANCE (WYOMING) LIMITED LIABILITY COMPANY

       Report of Independent Accountants

       Balance Sheets as of December 31, 1996 and 1995

       Statements of Income and Retained Earnings for the Eight Month Period Ended December 31, 1994 and the Years Ended December 31, 1996 and 1995

       Statements of Cash Flows for the Eight Month Period Ended December 31, 1994 and the Years Ended December 31, 1996 and 1995

       Notes to Financial Statements

(2) FINANCIAL STATEMENT SCHEDULE

    Schedule II--Valuation and Qualifying Accounts

(3) EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of Loewen, issued by the British Columbia Registrar of Companies (the
             "Registrar") on October 30, 1985(1)

   3.2     Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996(2)

   3.3     Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March 30,
             1988, April 21, 1988, May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994, December 21, 1995
             and February 7, 1996(3)

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1.1   Note Agreement by Loewen and Loewen Group International, Inc. ("LGII") re 9.70% Senior Guaranteed
             Notes, Series A, due November 1, 1998, issued by LGII ("Series A Notes"), 9.93% Senior
             Guaranteed Notes, Series B, due November 1, 2001, issued by LGII ("Series B Notes"), and 9.70%
             Senior Guaranteed Notes, Series C, due November 1, 1998, issued Loewen ("Series C Notes"), dated for reference October 1, 1991(1)

   4.1.2   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             October 1, 1991, among Loewen, LGII and institutions named therein, re Series A Notes, Series B
             Notes and Series C Notes(4)

   4.2     Guaranty Agreement by Loewen re Series A Notes and Series B Notes, dated for reference October 1,
             1991(1)

   4.3     Guaranty Agreement by LGII re Series C Notes, dated for reference October 1, 1991(1)

   4.4.1   Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62%
             Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994(1)

   4.4.2   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes(4)

   4.5     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(1)

   4.6.1   Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February 25,
             2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994(1)

   4.6.2   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America,
             re Series E Notes(4)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.7     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.8     Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, by and between Loewen
             Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the
             MEIP Banks ("MEIP Agent")(1)

   4.9     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent(1)

   4.10    Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.11    Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.12    Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate Debentures due July 1, 2001 issued by LGII, dated June 15, 1994(1)

   4.13    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(5)

   4.14    MIPS Guarantee Agreement, dated August 15, 1994(5)

   4.15    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Partners
             I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V., Adinvest A.G.,
             and Wachovia Bank of Georgia, N.A.(1)

   4.16    Indenture, dated as of March 20, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Senior Guaranteed Notes of LGII(3)

   4.17    Form of Global Series 1 and 2 Outstanding Notes of LGII(3)

   4.18    Form of Physical Series 1 and 2 Outstanding Notes of LGII(3)

   4.19    Form of Global Series 1 and 2 Exchange Notes of LGII(4)

   4.20    Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

   4.21    Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22    Credit Agreement, dated as of May 15, 1996, among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

   4.23    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers(4)

   4.24.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada(6)

   4.24.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada(6)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.25    Indenture, dated as of October 1, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank, as Trustee, with respect to the Series 3 and 4 Notes(6)

   4.26    Form of Global Series 3 and 4 Outstanding Notes of LGII(6)

   4.27    Form of Physical Series 3 and 4 Outstanding Notes of LGII(6)

   4.28    Form of Global Series 3 and 4 Exchange Notes of LGII(7)

   4.29    Form of Physical Series 3 and 4 Exchange Notes of LGII(7)

   4.30    Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32    Loewen hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII(8)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible First
             Preferred Shares Series C of Loewen ("Series C Shares")(3)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(3)

  10.4     Settlement Agreement, dated as of February 1, 1996, by and between Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities(3)

  10.5     Shareholders' Agreement, dated as of February 9, 1996, by and between Loewen, LGII, J.J. O'Keefe,
             Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein(3)

  10.6     Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on
             March 19, 1996, by and between Provident American Corporation, Provident Indemnity Life
             Insurance Company, Loewen and LGII(3)

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein(3)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and
             S.I. Acquisition Associates, L.P.(3)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings,
             Inc. and S.I. Acquisition Associates, L.P.(3)

 *10.10    Form of Indemnification Agreement with Outside Directors(9)

 *10.11    Form of Indemnification Agreement with Officers(9)

 *10.12    Form of The Loewen Group Inc. Severance Agreement(9)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.13    The Loewen Group Inc. Severance Pay Plan(9)

 *10.14    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp(1)

 *10.15    Employment Agreement, dated March 6, 1990, by and between Loewen and Peter S. Hyndman(1)

 *10.16    Employment Agreement, dated March 21, 1990, by and between Loewen and David FitzSimmons(1)

 *10.17    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between LGII and Albert S. Lineberry, Sr.(1)

 *10.18    Employment Agreement, dated December 18, 1990, by and between Loewen and Peter W. Roberts(1)

 *10.19    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes(1)

 *10.20    Employment Agreement, dated October 9, 1991, by and between Loewen and Timothy A. Birch(1)

 *10.21    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc.(1)

 *10.22    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler(5)

 *10.23    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller(1)

 *10.24    Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane(1)

 *10.25    1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.26    Form of Executive Agreement executed by participants in the MEIP(5)

 *10.27    1994 Outside Director Compensation Plan as restated and amended as at January 9, 1997

 *10.28    Severance Agreement, dated June 15, 1995, by and between Loewen and Robert Garnett(3)

 *10.29    Employee Stock Option Plan (United States), as restated and amended as at April 2, 1996

 *10.30    Employee Stock Option Plan (Canada), as restated and amended as at April 2, 1996

 *10.31    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne(5)

 *10.32    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas
             J. McKinnon(5)

 *10.33    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke(5)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
  12       STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

  12.1     Statement re Computation of Earnings to Fix Charges Ratio (Canadian GAAP)

  12.2     Statement re Computation of Earnings to Fix Charges Ratio (U.S. GAAP)

  21       SUBSIDIARIES OF LOEWEN

  23       CONSENTS OF EXPERTS

  23.1     Consent of KPMG

  23.2     Consent of Peat Marwick

  24       POWERS OF ATTORNEY (included in the signature pages to this report)

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(10)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen(10)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII(10)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.,
             Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone Rose Hills"),
             Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management Direct, L.P.
             ("RHI")(11)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI(11)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(11)

------------------------

*   Compensatory plan or management contract

 (1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995

 (2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 15, 1996

 (3) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended

 (4) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-03135 and 333-03135-01) on May 3, 1996, as amended

 (5) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed with the Commission by Loewen and LGII, respectively (Nos. 33-81032 and 33-81034), on July 1, 1994, as amended

 (6) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996

 (7) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-16319 and 333-16319-01), filed on November 18, 1996, as amended

 (8) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995

 (9) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 10, 1996, as amended

(10) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 12, 1996, amended October 30, 1996

(11) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996

(b) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996:

FILING DATE                      ITEM NUMBER         DESCRIPTION
-------------------------  ------------------------  -------------------------------------------------------------
October 2, 1996            Item 5. Other Events      1) Press release announcing that Florida's Attorney General
(dated September 26,                                 had launched an antitrust investigation of SCI's proposed
1996)                                                acquisition of Loewen.

                                                     2) Press release regarding Loewen's nearly $100 million in acquisitions.

October 2, 1996            Item 5. Other Events      Press release announcing that Loewen would vigorously contest
(dated October 1, 1996)                              a shareholder class action and derivative lawsuit filed
                                                     against Loewen's Board of Directors (the "Board").

October 3, 1996            Item 5. Other Events      1) Press release announcing the FTC's request for information
(dated October 1, 1996)                              in connection with SCI's proposed acquisition of Loewen.

                                                     2) Press release announcing Loewen's listing on the New York
                                                     Stock Exchange.

                                                     3) Press release announcing the Board's intention to review
                                                     SCI's exchange offer proposal.

October 12, 1996           Item 5. Other Events      Description of the acquisition of Prime Succession Inc. by
(dated August 26, 1996)                              LGII and Blackstone, including, as exhibits, the Stock
                                                     Purchase Agreement, the Put/Call Agreement and the
                                                     Stockholders' Agreement.

October 16, 1996           Item 5. Other Events      Press release announcing the Board's unanimous rejection of
(dated October 12, 1996)                             SCI's exchange offer proposal.

FILING DATE                      ITEM NUMBER         DESCRIPTION
-------------------------  ------------------------  -------------------------------------------------------------
October 16, 1996           Item 5. Other Events      Press release announcing the Pennsylvania Attorney General's
(dated October 14, 1996)                             antitrust probe of SCI's proposed acquisition of Loewen.

October 22, 1996           Item 5. Other Events      Press release announcing that Loewen prevailed on SCI's New
(dated October 17, 1996)                             York federal court motion to dismiss, stay or transfer
                                                     Loewen's antitrust action against SCI.

October 23, 1996           Item 5. Other Events      Press release announcing that Loewen responded to antitrust
(dated October 20, 1996)                             inquiries of state authorities regarding SCI's proposed
                                                     acquisition of Loewen.

October 30, 1996           Item 7. Exhibits          Exhibit 99.2 (Put/Call Agreement) of Item 7 refiled in its
(dated August 26, 1996,                              entirety.
originally filed October
12, 1996)

November 6, 1996           Item 5. Other Events      Press release announcing Loewen's receipt of a second FTC
(dated November 1, 1996)                             information request concerning SCI's proposed acquisition of
                                                     Loewen.

November 6, 1996           Item 5. Other Events      Press release regarding over $50 million of acquisitions
(dated November 3, 1996)                             signed by Loewen in conjunction with an industry conference.

November 13, 1996          Item 5. Other Events      Press release announcing third quarter financial results.
(dated November 7, 1996)

November 22, 1996          Item 5. Other Events      Press release announcing Loewen and Blackstone's $240 million
(dated November 20, 1996)                            purchase of Rose Hills Memorial Park.

December 4, 1996           Item 5. Other Events      Press release regarding the United States District Court for
(dated December 1, 1996)                             the Southern District of Texas' dismissal of SCI's lawsuit, and Loewen's intent to pursue its antitrust lawsuit in New
                                                     York federal court.

December 9, 1996           Item 5. Other Events      Press release announcing a cash dividend.
(dated December 5, 1996)

December 12, 1996          Item 5. Other Events      Press release announcing Loewen's acquisition of additional
(dated December 10, 1996)                            Arbor Memorial shares.

December 13, 1996          Item 5. Other Events      Press release announcing the dismissal of a shareholder
(dated December 11, 1996)                            action against Loewen.

December 19, 1996          Item 5. Other Events      Press release regarding Loewen's acquisitions since
(dated December 16, 1996)                            announcement of SCI's proposed acquisition of Loewen.

FILING DATE                      ITEM NUMBER         DESCRIPTION
-------------------------  ------------------------  -------------------------------------------------------------
December 27, 1996          Item 5. Other Events      Description of the acquisition of Rose Hills, including, as
(dated December 19, 1996)                            exhibits, the Subscription Agreement, the Put/Call Agreement and the Stockholders' Agreement.

(d) Financial statements of LGII, Neweol Investments Ltd. and Loewen Finance (Wyoming) Limited Liability Company are included in this Annual Report on Form 10-K because the outstanding shares of each of such companies constitute a "substantial portion" of the collateral (within the meaning of Securities and Exchange Commission Rule 3-10 under Regulation S-X) that secures the Series 1 through 4 Notes that were issued by LGII and guaranteed by Loewen. See Item 8.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF U.S.$)

                                            BALANCE AT                      CHARGED TO                  BALANCE AT
                                             BEGINNING   CHARGED TO COSTS      OTHER                      END OF
DESCRIPTION                                  OF PERIOD     AND EXPENSES     ACCOUNTS(1)  DEDUCTIONS(2)    PERIOD
------------------------------------------  -----------  -----------------  -----------  -------------  -----------

Current--Allowance for contract cancellations and doubtful accounts:

Year ended December 31, 1996..............      19,666          16,427           9,468       (17,844)       27,717
Year ended December 31, 1995..............      12,733           7,952           3,855        (4,874)       19,666
Year ended December 31, 1994..............       8,523           4,656           1,463        (1,909)       12,733

Due after one year--Allowance for contract cancellations and doubtful accounts:

Year ended December 31, 1996..............      10,861          18,323          10,564       (19,900)       19,848
Year ended December 31, 1995..............       5,673           7,139           2,450        (4,401)       10,861
Year ended December 31, 1994..............       2,990           3,602             933        (1,852)        5,673

------------------------

(1) Primarily the opening balance for acquired companies.

(2) Uncollected receivables written off, net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 1997           THE LOEWEN GROUP INC.

                                By:  /s/ RAYMOND L. LOEWEN
                                     -----------------------------------------
                                     Raymond L. Loewen
                                     Chairman of the Board and
                                     Chief Executive Officer

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Raymond L. Loewen, Timothy R. Hogenkamp and Paul Wagler, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 27, 1997                /s/ RAYMOND L. LOEWEN
---------------------------   ------------------------------------------------------------
Date                          Raymond L. Loewen
                              Chairman of the Board, Chief Executive Officer
                              and Director
                              (Principal Executive Officer)

March 27, 1997                /s/ TIMOTHY R. HOGENKAMP
---------------------------   ------------------------------------------------------------
Date                          Timothy R. Hogenkamp
                              President, Chief Operating Officer and Director
                              (Principal Executive Officer)

March 27, 1997                /s/ PAUL WAGLER
---------------------------   ------------------------------------------------------------
Date                          Paul Wagler
                              Senior Vice President, Finance, Chief Financial Officer
                              and Director
                              (Principal Financial Officer)

March 27, 1997                /s/ WILLIAM G. BALLANTYNE
---------------------------   ------------------------------------------------------------
Date                          William G. Ballantyne
                              Senior Vice President, Financial Control and Administration
                              (Principal Accounting Officer)

March 27, 1997                /s/ REVEREND KENNETH S. BAGNELL
---------------------------   ------------------------------------------------------------
Date                          Reverend Kenneth S. Bagnell
                              Director

March 27, 1997                /s/ THE HONORABLE J. CARTER BEESE, JR.
---------------------------   ------------------------------------------------------------
Date                          The Honorable J. Carter Beese, Jr.
                              Director

---------------------------   ------------------------------------------------------------
Date                          Dr. Earl A. Grollman
                              Director

March 27, 1997                /s/ PETER S. HYNDMAN
---------------------------   ------------------------------------------------------------
Date                          Peter S. Hyndman
                              Vice-President, Law and Corporate Secretary and Director

March 27, 1997                /s/ ALBERT S. LINEBERRY, SR.
---------------------------   ------------------------------------------------------------
Date                          Albert S. Lineberry, Sr.
                              Director

March 27, 1997                /s/ CHARLES B. LOEWEN
---------------------------   ------------------------------------------------------------
Date                          Charles B. Loewen
                              Director

March 27, 1997                /s/ ROBERT B. LUNDGREN
---------------------------   ------------------------------------------------------------
Date                          Robert B. Lundgren
                              Director

March 27, 1997                /s/ JAMES D. MCLENNAN
---------------------------   ------------------------------------------------------------
Date                          James D. McLennan
                              Director

March 27, 1997                /s/ LAWRENCE MILLER
---------------------------   ------------------------------------------------------------
Date                          Lawrence Miller
                              Director

---------------------------   ------------------------------------------------------------
Date                          Ernest G. Penner
                              Director

March 27, 1997                /s/ THE RIGHT HONOURABLE JOHN N. TURNER, P.C., C.C., Q.C.
---------------------------   ------------------------------------------------------------
Date                          The Right Honourable John N. Turner, P.C., C.C., Q.C.
                              Director