Form 10-Q
period 1997-03-31
LOEWEN GROUP INC
filed 1997-05-13
CIK 845577

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

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 1-12163

                                ----------------

                             THE LOEWEN GROUP INC.

             (Exact name of registrant as specified in its charter)

                                ----------------

              BRITISH COLUMBIA                                  98-0121376
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                              4126 NORLAND AVENUE,
                   BURNABY, BRITISH COLUMBIA, CANADA V5G 3S8

               (Address of principal executive offices)(Zip Code)

                                  604-299-9321

               Registrant's telephone number, including area code

                                      N/A

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                ----------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check /X/ whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of May 9, 1997, was 59,199,039.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
                as of March 31, 1997 and December 31, 1996...............    1

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                for the Three Months Ended March 31, 1997 and 1996.......    2

          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                for the Three Months Ended March 31, 1997 and 1996.......    3

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.............    4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   19

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS...................................   25

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................   29

SIGNATURES...............................................................   35

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                   -------------   ------------
                                                    (UNAUDITED)
                                    ASSETS
Current assets
  Cash and term deposits.........................   $   20,198      $   18,059
  Receivables, net of allowances.................      210,832         187,617
  Inventories....................................       32,877          32,008
  Prepaid expenses...............................       11,167          11,545
                                                   -------------   ------------
                                                       275,074         249,229

Prearranged funeral services.....................      341,211         334,420
Long-term receivables, net of allowances.........      336,547         288,579
Investments......................................      276,308         266,228
Insurance invested assets........................      303,071         296,249
Cemetery property, at cost.......................      706,698         615,192
Property and equipment...........................      699,568         686,285
Names and reputations............................      570,399         558,710
Deferred income taxes............................       70,858          67,904
Other assets.....................................      139,534         134,143
                                                   -------------   ------------
                                                    $3,719,268      $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities          $  115,364      $  114,072
  Long-term debt, current portion                       78,192          79,580
                                                   -------------   ------------
                                                       193,556         193,652

Long-term debt...................................    1,608,610       1,428,641
Other liabilities................................      212,101         204,546
Insurance policy liabilities.....................      218,076         212,480
Deferred prearranged funeral services revenue....      341,211         334,420

Preferred securities of subsidiary...............       75,000          75,000

Shareholders' equity
  Common shares..................................      798,329         796,431
  Preferred shares...............................      157,146         157,146
  Retained earnings..............................      101,388          80,117
  Foreign exchange adjustment....................       13,851          14,506
                                                   -------------   ------------
                                                     1,070,714       1,048,200
                                                   -------------   ------------
                                                    $3,719,268      $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

Commitments and contingencies (Notes 3, 4, 7 and 9)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Revenue
  Funeral.................................................................................  $  155,543  $  133,259
  Cemetery................................................................................      97,435      53,324
  Insurance...............................................................................      21,719       6,501
                                                                                            ----------  ----------
                                                                                               274,697     193,084
Costs and expenses
  Funeral.................................................................................      92,084      77,224
  Cemetery................................................................................      64,106      37,650
  Insurance...............................................................................      17,193       5,375
                                                                                            ----------  ----------
                                                                                               173,383     120,249
                                                                                            ----------  ----------
                                                                                               101,314      72,835
Expenses
  General and administrative..............................................................      23,479      16,355
  Depreciation and amortization...........................................................      16,826      11,642
                                                                                            ----------  ----------
                                                                                                40,305      27,997
                                                                                            ----------  ----------
Earnings from operations..................................................................      61,009      44,838
Interest on long-term debt................................................................      30,698      18,488
                                                                                            ----------  ----------
Earnings before undernoted items..........................................................      30,311      26,350
Dividends on preferred securities of subsidiary...........................................       1,772       1,772
                                                                                            ----------  ----------
Earnings before income taxes and undernoted items.........................................      28,539      24,578
Income taxes
  Current.................................................................................      11,674       2,168
  Deferred................................................................................      (3,678)      5,570
                                                                                            ----------  ----------
                                                                                                 7,996       7,738
                                                                                            ----------  ----------
                                                                                                20,543      16,840
Equity and other earnings of associated companies.........................................       3,157         383
                                                                                            ----------  ----------
Net earnings for the period...............................................................  $   23,700  $   17,223
Retained earnings, beginning of period....................................................      80,117      36,439
Common share dividends....................................................................          --      (2,499)
Preferred share dividends.................................................................      (2,429)         --
                                                                                            ----------  ----------
Retained earnings, end of period..........................................................  $  101,388  $   51,163
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic earnings per Common share...........................................................  $     0.36  $     0.30
Fully diluted earnings per Common share...................................................  $     0.36  $     0.30
Dividend per Common share.................................................................  $       --  $     0.05

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings............................................................................  $   23,700  $   17,223
  Items not affecting cash
    Depreciation and amortization.........................................................      16,826      11,642
    Deferred income taxes.................................................................      (3,678)      5,570
    Equity and other earnings of associated companies.....................................      (3,157)       (383)
    Other.................................................................................       3,056       5,092
  Common shares and debt issued for legal settlements.....................................          --    (112,000)
  Net changes in other non-cash balances..................................................     (59,220)    (84,922)
                                                                                            ----------  ----------
                                                                                               (22,473)   (157,778)
                                                                                            ----------  ----------
Investing
  Business acquisitions...................................................................    (127,501)   (264,769)
  Construction of new facilities..........................................................      (3,089)     (2,142)
  Investments, net........................................................................     (11,091)      3,965
  Purchase of insurance invested assets...................................................     (42,396)         --
  Proceeds on disposition of insurance invested assets....................................      21,746          --
  Purchase of property and equipment......................................................      (5,411)     (4,080)
  Proceeds on disposition of assets.......................................................         170         331
  Other...................................................................................      12,303      (2,311)
                                                                                            ----------  ----------
                                                                                              (155,269)   (269,006)
                                                                                            ----------  ----------
Financing
  Issue of Common shares, before income tax recovery......................................       1,880     275,085
  Issue of Preferred shares, before income tax recovery...................................          --      84,842
  Increase in long-term debt..............................................................     200,330     131,553
  Reduction in long-term debt.............................................................     (21,579)    (21,551)
  Common share dividends..................................................................          --      (2,499)
  Preferred share dividends...............................................................      (2,429)         --
  Current note payable....................................................................          --     (38,546)
  Other...................................................................................         797      (8,209)
                                                                                            ----------  ----------
                                                                                               178,999     420,675
                                                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents during the period........................       1,257      (6,109)
Effect of foreign exchange adjustment.....................................................         882        (737)
Cash and cash equivalents, beginning of period............................................      18,059      39,454
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   20,198  $   32,608
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Cash and cash equivalents include
  Cash and term deposits..................................................................  $   20,198  $   32,608
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      See accompanying notes to interim consolidated financial statements.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 1. BASIS OF PRESENTATION

    The United States dollar is the principal currency of the Company's business and accordingly the interim consolidated financial statements are expressed in United States dollars. The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada.

    The interim consolidated financial statements include the accounts of all subsidiary companies and include all adjustments, consisting of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

USE OF ESTIMATES

    The preparation of interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

NOTE 2. ACQUISITIONS

    During the three months ended March 31, 1997, the Company acquired 30 funeral homes and 52 cemeteries in the United States, and three funeral homes in Canada.

    During the three months ended March 31, 1996, the Company acquired 52 funeral homes, 29 cemeteries and two insurance companies in the United States and one funeral home and one cemetery in Canada. Included in these acquisitions was the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The S.I. assets included 15 funeral homes, two cemeteries and two insurance companies.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 2. ACQUISITIONS (CONTINUED)
information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the Consolidated Balance Sheet is shown below.

                                                                                  MARCH 31,   MARCH 31,
                                                                                     1997        1996
                                                                                  ----------  ----------
Current assets..................................................................  $    3,115  $   12,934
Prearranged funeral services....................................................       4,058      11,432
Long-term receivables, net of allowances........................................       5,568       6,620
Insurance invested assets.......................................................          --     185,971
Cemetery property, at cost......................................................      89,940      60,859
Property and equipment..........................................................      16,617      54,014
Names and reputations...........................................................      17,132      88,117
Other assets....................................................................          87         276
                                                                                  ----------  ----------
                                                                                     136,517     420,223
Current liabilities.............................................................        (675)     (4,329)
Long-term debt..................................................................        (380)     (4,367)
Other liabilities...............................................................      (3,903)     (9,612)
Insurance policy liabilities....................................................          --    (125,207)
Deferred income taxes...........................................................          --        (507)
Deferred prearranged funeral services revenue...................................      (4,058)    (11,432)
                                                                                  ----------  ----------
                                                                                  $  127,501  $  264,769
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Consideration
  Cash, including assumed debt repaid at closing................................  $  122,798  $  246,285
  Debt..........................................................................       4,703       9,718
  Common shares.................................................................          --       8,766
                                                                                  ----------  ----------
Purchase Price..................................................................  $  127,501  $  264,769
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The following table reflects, on a pro-forma basis, the combined results of the Company's operations acquired during the period ended March 31, 1997 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
Revenues........................................................................  $  281,028  $  202,969
Net earnings....................................................................  $   23,899  $   17,071
Basic earnings per share........................................................  $     0.36  $     0.30
Fully diluted earnings per share................................................  $     0.36  $     0.30

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. ("PRIME")

    On August 26, 1996, the Company acquired 235.2941 Common shares of Prime for $16,000,000, representing 23.5% of Prime's voting common shares, and 100% of Prime's non-voting preferred stock for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 Common shares, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 Common shares and Blackstone has paid $52,000,000 for
764.7059 Common shares representing 21.8% and 78.2% respectively of Prime's voting common shares. The Company has acquired 100% of Prime's non-voting preferred stock. A 10% cumulative annual payment-in-kind dividend is payable on the preferred stock.

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

    The Company accounts for its investment in preferred shares of Prime by the cost method. For the three months ended March 31, 1997, income of $1,588,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in common shares of Prime by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the three months ended March 31, 1997, a loss of $553,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of Prime.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. ("PRIME") (CONTINUED) Summarized financial data for Prime are presented as follows:

                                                                                           THREE MONTHS
                                                                                            ENDED MARCH
                                                                                             31, 1997
                                                                                           -------------
Income statement information:
  Revenue................................................................................    $  24,195
  Gross margin...........................................................................       15,514
  Earnings from operations...............................................................        5,071
  Payment-in-kind dividend...............................................................        1,588
  Net loss attributable to common shareholders...........................................        2,538

                                                                               MARCH 31,   DECEMBER 31,
                                                                                  1997         1996
                                                                               ----------  ------------
Balance sheet information:
  Current assets.............................................................  $   19,608   $   24,614
  Non-current assets.........................................................     373,861      374,174
                                                                               ----------  ------------
  Total assets...............................................................     393,469      398,788

  Current liabilities........................................................      19,755       22,531
  Non-current liabilities....................................................     248,059      249,652
                                                                               ----------  ------------
  Total liabilities..........................................................     267,814      272,183

  Shareholders' equity.......................................................     125,655      126,605

NOTE 4. INVESTMENT IN ROSE HILLS HOLDING CORP. ("RH HOLDINGS")

    On November 19, 1996, the Company acquired 204.5454 Common shares of RH Holdings for $9,000,000, representing 20.45% of RH Holdings' voting common shares, and 100% of RH Holdings' non-voting preferred shares with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 Common shares, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

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

    The Company accounts for its investment in preferred shares of RH Holdings by the cost method. For the three months ended March 31, 1997, income of $2,150,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in common shares of RH Holdings by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. INVESTMENT IN ROSE HILLS HOLDING CORP. ("RH HOLDINGS") (CONTINUED)
RH Holdings after deducting the payment-in-kind dividend. For the three months ended March 31, 1997, a loss of $440,000 was recorded representing the Company's proportionate share of the loss attributable to the common shares of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the interim consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's common share interest in RH Holdings commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its common share interest to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

NOTE 5. LONG-TERM DEBT

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
Bank revolving credit agreements.....................................................  $    459,543   $  270,489
Management Equity Investment Plan bank term loan agreement
  due in 2000........................................................................       107,583      107,583
Canadian bank term loan agreement due 2000 (Cdn. $35,000,000)........................        25,282       25,536
9.70% Series A and C senior amortizing notes due in 1998.............................        62,500       62,500
9.93% Series B senior amortizing notes due in 2001...................................        35,700       35,700
9.62% Series D senior amortizing notes due in 2003...................................        60,000       60,000
6.49% Series E senior amortizing notes due in 2004...................................        50,000       50,000
7.50% Series 1 senior notes due in 2001..............................................       225,000      225,000
7.75% Series 3 senior notes due in 2001..............................................       125,000      125,000
8.25% Series 2 and 4 senior notes due in 2003........................................       350,000      350,000
Present value of notes issued under legal settlements discounted at
  an effective interest rate of 7.75%................................................        39,115       40,000
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%...................................        26,515       34,681
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are
  secured by assets of certain subsidiaries..........................................       120,564      121,732
                                                                                       ------------  ------------
                                                                                          1,686,802    1,508,221
Less current portion.................................................................        78,192       79,580
                                                                                       ------------  ------------
                                                                                       $  1,608,610   $1,428,641
                                                                                       ------------  ------------
                                                                                       ------------  ------------

(a) Certain of the Company's loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At March 31, 1997, approximately $19,500,000 of the

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 5. LONG-TERM DEBT (CONTINUED)
Company's retained earnings were not restricted and available for payment of dividends under the most restrictive agreement.

(b) In October 1996, Loewen Group International, Inc. ("LGII") consummated a private placement of two series of senior notes guaranteed by the Company (Series 3 and 4) for gross proceeds of $350,000,000. In March 1997, these notes were exchanged for notes registered under the Securities Act of 1933.

NOTE 6. PREFERRED SECURITIES OF SUBSIDIARY

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

    Summarized financial data for LGII are presented as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Income statement information:
  Revenue.................................................................................  $  254,931  $  176,057
  Gross margin............................................................................      88,070      65,877
  Earnings from operations................................................................      51,461      41,355
  Net earnings............................................................................       1,003       5,465

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
Balance sheet information:
  Current assets.....................................................................  $    248,902   $  223,388
  Non-current assets.................................................................     3,034,057    2,865,005
                                                                                       ------------  ------------
  Total assets.......................................................................     3,282,959    3,088,393

  Current liabilities................................................................       163,510      156,290
  Non-current liabilities............................................................     2,905,791    2,719,453
                                                                                       ------------  ------------
  Total liabilities..................................................................     3,069,301    2,875,743

  Shareholders' equity...............................................................       213,658      212,650

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

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) the Company, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing antifraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) the Company, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    On June 11, 1996, all claims against the Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company paid the Underwriters' costs through the date of dismissal. The Company expects that the Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

    On April 29, 1997, the Court issued Pretrial Order No. 2, which provides, among other things, that: (i) trial will be set on or after February 1, 1999;
(ii) the Court will convene a settlement conference on August 19, 1997; (iii) depositions are to commence on or after September 10, 1997 and be completed by June 30, 1998; (iv) expert discovery is to be completed by September 30, 1998; and (v) dispositive motions are to be filed by October 30, 1998.

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

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's interim consolidated financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, PALLADINO ET AL., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families, and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names the Company and LGII as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996, but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimis sums, leaving the number of plaintiff families at 51. O'Sullivan likewise settled for a de minimis sum and dismissed his complaint. The

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
Complaint was dismissed for pleading deficiencies. A Sixth Amended Complaint has been filed, essentially recasting all of the previous claims in new terms. Moreover, the Sixth Amended Complaint improperly names plaintiffs who have already settled their claims. A motion to dismiss and for sanctions directed toward the Sixth Amended Complaint has been filed.

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

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996, the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane have filed preliminary challenges to the Third Amended Complaint. Likewise, LGII has moved for a dismissal of the claims against it for failure to state a claim upon which relief can be granted. That motion and the preliminary challenges are all pending.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

    As of the date hereof, no discovery has taken place. The Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED) are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company policies are designated to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

OTHER

    No material developments occurred in connection with any other previously reported legal proceedings against the Company during the last fiscal quarter.

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 8. HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, Service Corporation International ("SCI") publicly withdrew its unsolicited proposed offer to acquire the Company through an exchange offer announced in October 1996. SCI had proposed to exchange $45 worth of Common stock for each Common share of the Company tendered and $29.51 worth of Common stock for each Series C Preferred share of the Company tendered. In October 1996, the Board of Directors of the Company unanimously determined that the offer was inadequate and not in the best interests of the Company or its shareholders and recommended that, if the offer were commenced, the Company's shareholders should not tender their shares.

NOTE 9. SUBSEQUENT EVENTS

(a) ACQUISITIONS

    During the period from April 1, 1997 to April 30, 1997, the Company acquired nine funeral homes and eight cemeteries. The aggregate cost of these transactions was approximately $24,835,000.

    As at April 30, 1997, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $285,965,000.

(b) EQUITY FINANCINGS

    The Company filed a preliminary prospectus supplement for a takedown of 10,000,000 Common shares plus an over-allotment option of 1,500,000 Common shares for a proposed public offering in the United States and Canada. The proceeds from the offering will be used for working capital and general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds will be used to repay outstanding indebtedness.

(c) OTHER

    The Company received a commitment from the lead bank in its banking syndicate to increase the Company's principal revolving credit facility to $1,000,000,000 from its current level of $750,000,000.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 9. SUBSEQUENT EVENTS (CONTINUED)
The commitment is subject to completion of the proposed equity offering (with proceeds of at least $250,000,000) and approval of certain senior lenders.

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
EARNINGS
Net earnings in accordance with Canadian GAAP...............................................  $  23,700  $  17,223
Effects of differences in accounting for:
  Insurance operations (e)..................................................................        523         --
  Income taxes (c)..........................................................................        467        424
                                                                                              ---------  ---------
Net earnings in accordance with United States GAAP..........................................  $  24,690  $  17,647
                                                                                              ---------  ---------
                                                                                              ---------  ---------
EARNINGS PER COMMON SHARE
Earnings per Common share in accordance with United States GAAP, are as follows:
  Primary earnings per Common share.........................................................  $    0.37  $    0.31
  Fully diluted earnings per Common share...................................................  $    0.37  $    0.31

    The following average number of shares were used for the computation of primary and fully diluted earnings per Common share:

                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                    (THOUSANDS OF
                                                                                                       SHARES)
Primary........................................................................................     60,709     50,726
Fully diluted..................................................................................     64,479     51,009

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                   MARCH 31, 1997          DECEMBER 31, 1996
                                                              ------------------------  ------------------------
                                                                             UNITED                    UNITED
                                                               CANADIAN      STATES      CANADIAN      STATES
                                                                 GAAP         GAAP         GAAP         GAAP
                                                              ----------  ------------  ----------  ------------
Assets
  Investments...............................................  $  276,308   $  239,319   $  266,228   $  230,911
  Insurance invested assets.................................     303,071      298,872      296,249      297,340
  Cemetery property.........................................     706,698      994,029      615,192      872,782
  Present value of insurance policies acquired..............          --       14,501           --       14,933
  Deferred policy acquisition costs.........................          --        6,354                     5,047
                                                                                               ---
  Names and reputations.....................................     570,399      599,809      558,710      586,847
Liabilities and Shareholders' Equity
  Insurance policy liabilities..............................     218,076      239,437      212,480      234,909
  Other liabilities.........................................     212,101      174,718      204,546      167,648
  Deferred income taxes.....................................     (70,858)     266,987      (67,904)     239,617
  Common shares.............................................     798,329      824,276      796,431      822,378
  Retained earnings.........................................     101,388       84,085       80,117       61,824
  Foreign exchange adjustment...............................      13,851      (16,826)      14,506      (16,171)

(c) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates.

    The Company's deferred tax liabilities under FAS 109 are as follows:

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Deferred tax liabilities
  Cemetery property....................................................................  $  284,725   $  254,995
  Property and equipment...............................................................      63,920       62,609
  Deferred costs related to prearranged funeral services...............................       3,885        5,068
  Other tax liabilities................................................................      26,867       24,515
                                                                                         ----------  ------------
Total deferred tax liabilities.........................................................     379,397      347,187
                                                                                         ----------  ------------
Deferred tax assets
  Legal settlements....................................................................      14,569       16,049
  Interest and intercompany management fees............................................      59,588       55,119
  Other tax assets, net of valuation allowance.........................................      38,253       36,402
                                                                                         ----------  ------------
Total deferred tax assets..............................................................     112,410      107,570
                                                                                         ----------  ------------
Net deferred tax liabilities...........................................................  $  266,987   $  239,617
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    The Company believes realization of its net deferred tax assets is more likely than not. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty. At March 31, 1997, the Company had a valuation allowance of $3,499,000 (December 31, 1996--$3,499,000).

(d) STATEMENT OF CASH FLOWS

    Under United States GAAP, cash provided by financing and applied to investing would decrease by approximately $4,700,000 (1996--$18,500,000) for non-cash debt and common share consideration on acquisitions.

(e) INSURANCE OPERATIONS

    PRESENT VALUE OF INSURANCE POLICIES

    Under United States GAAP, the Company recognizes an asset that represents the actuarially-determined present value of the projected future profits of the insurance in-force at dates of acquisition. Canadian GAAP does not recognize such an asset. The asset is being amortized to insurance expense over the estimated life of the insurance in-force at the date of acquisition.

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

(f) UNREALIZED GAINS AND LOSSES

    Under United States GAAP, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $74,867,000 at March 31, 1997 (December 31, 1996--$83,719,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At March 31, 1997, securities classified as trading were approximately $1,000,000 (December 31, 1996--$5,600,000). All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $354,486,000 at March 31, 1997 (December 31, 1996--$316,028,000).
Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. There were unrealized gains of approximately $1,962,000 and unrealized losses of approximately $5,750,000 on securities available-for-sale as of March 31, 1997. There were no significant unrealized gains or losses on securities available-for-sale as of December 31, 1996. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Unless the context otherwise requires (i) "Loewen" refers to The Loewen Group Inc., a company organized under the laws of British Columbia, Canada, (ii) "LGII" refers to Loewen Group International, Inc., a Delaware corporation and a wholly-owned subsidiary of Loewen, and (iii) the "Company" refers to Loewen together with its subsidiaries and associated companies.

OVERVIEW

    The Company operates the second largest number of funeral homes and cemeteries in North America and the largest number of funeral homes in Canada. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a preneed basis. As at April 30, 1997, the Company operated 997 funeral homes throughout the United States and Canada. This included 875 funeral homes in the United States (including locations in Puerto Rico) and 122 funeral homes in Canada. In addition, as at such date, the Company operated 367 cemeteries in the United States (including locations in Puerto Rico) and six cemeteries in Canada. As at April 30, 1997, the Company also operated four insurance subsidiaries which sell a variety of life insurance products, primarily to fund funerals purchased through a preneed arrangement.

    The funeral service industry has a number of attractive characteristics. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the 1994 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1994 was 86 per 10,000. The 1994 failure rate of the funeral service and crematoria industry was 8 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 11% of the 23,500 funeral homes and approximately 9% of the 10,500 cemeteries in North America are currently owned or operated by the five largest publicly-traded North American funeral service companies.

    The Company capitalizes on these attractive industry fundamentals through a growth strategy that emphasizes three principal components: (i) acquiring a significant number of small, family-owned funeral homes and cemeteries; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties that generally serve as platforms for acquiring small, family-owned businesses in surrounding regions; and (iii) improving the revenue and profitability of newly acquired and established operations. As a result of the successful implementation of this strategy, the Company has grown significantly. Managing the Company's growth is critical to profitability, and will continue to be one of the most important responsibilities and challenges facing the Company.

    On January 7, 1997, Service Corporation International ("SCI") publicly withdrew its unsolicited proposal to acquire Loewen through an exchange offer announced in October 1996.

RESULTS OF OPERATION

    Detailed below are the Company's operating results for the three months ended March 31, 1997 and 1996, expressed in dollar amounts as well as relevant percentages. Revenue, gross margin data and expenses other than income taxes are presented as a percentage of revenue. Income taxes are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies.

                                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                    MARCH 31,             MARCH 31,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   155.6  $   133.3       56.6       69.0
  Cemetery...................................................................       97.4       53.3       35.5       27.6
  Insurance..................................................................       21.7        6.5        7.9        3.4
                                                                               ---------  ---------
    Total....................................................................  $   274.7  $   193.1      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------
Gross margin
  Funeral....................................................................  $    63.5  $    56.0       40.8       42.0
  Cemetery...................................................................       33.3       15.7       34.2       29.4
  Insurance..................................................................        4.5        1.1       20.8       17.3
                                                                               ---------  ---------
    Total....................................................................  $   101.3  $    72.8       36.9       37.7

Expenses
  General and administrative.................................................       23.5       16.4        8.5        8.5
  Depreciation and amortization..............................................       16.8       11.6        6.1        6.0
                                                                               ---------  ---------

Earnings from operations.....................................................       61.0       44.8       22.2       23.2
Interest on long-term debt...................................................       30.7       18.5       11.2        9.6
Dividends on preferred securities of subsidiary..............................        1.8        1.8        0.7        0.9
Income taxes.................................................................        8.0        7.7       28.0       31.5
                                                                               ---------  ---------
                                                                                    20.5       16.8        7.5        8.7

Equity and other earnings of associated companies............................        3.2        0.4        1.1        0.2
                                                                               ---------  ---------
Net earnings.................................................................  $    23.7  $    17.2        8.6        8.9
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    Consolidated revenue increased 42% to $274.7 million in the three months ended March 31, 1997 from $193.1 million during the same period in 1996. Consolidated gross margin increased 39% to $101.3 million in the three months ended March 31,1997 from $72.8 million during the same period in 1996. As a percentage of revenue, consolidated gross margin decreased to 36.9% in 1997 from 37.7% in 1996, principally due to the increased proportion of cemetery and insurance revenue with associated lower margins and the decrease in funeral gross margin as a percentage of funeral revenue. The Company anticipates that the consolidated gross margin as a percentage of revenue will continue to decline slightly, primarily as a result of continued acquisition and internally generated growth in the cemetery and insurance divisions.

    Funeral revenue increased 17% to $155.6 million for the three months ended March 31, 1997 compared to $133.3 million for the same period in 1996, due to acquisitions. The number of funeral services performed at locations in operation for the three months ended March 31, 1996 and 1997 ("Established Locations") declined by 2.4% from 1996 to 1997; however, this was offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased slightly to 41.5% in 1997 from 42.2% in 1996, as the $2.0 million increase in revenue was offset by a $2.0 million increase in costs. As a result of such decrease, together with the lower margins of acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue decreased to 40.8% in 1997 from 42.0% in 1996.

    Cemetery revenue increased 83% to $97.4 million for the three months ended March 31, 1997 compared to $53.3 million during the same period in 1996, primarily due to acquisitions. Cemetery gross margin increased to 34.2% in 1997 from 29.4% in 1996, principally as a result of a shift to increased sales of pre-need interment services for newly acquired as well as existing locations. For Established Locations, cemetery gross margin increased to 34.2% in 1997 from 32.9% in 1996, primarily as a result of an increase in revenue of $9.5 million, offset by a $5.6 million increase in costs.

    Insurance revenue increased to $21.7 million for the three months ended March 31, 1997 from $6.5 million during the same period in 1996. The increase was due primarily to the integration of the March 1996 acquisition of certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for $155.8 million (including related costs), which assets included two insurance companies. The full benefit of this acquired operation was not reflected in the results for the period ended March 31, 1996 because the acquisition was consummated late in the quarter.

    United States based operations contributed 94.0% of 1997 consolidated revenue compared with 92.5% in 1996.

    General and administrative expenses, as a percentage of revenue, remained constant at 8.5% for the three months ended March 31, 1997 and for the same period in 1996. For the three months ended March 31, 1997, general and administrative expenses increased 44% to $23.5 million from $16.4 million in 1996. The increase in general and administrative expenses in 1997 is primarily a result of the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, particularly in the cemetery division.

    Interest expense on long-term debt increased by $12.2 million for the three months ended March 31, 1997 primarily as a result of additional borrowings by the Company to finance its acquisitions.

    Income taxes were $8.0 million, resulting in an effective tax rate of 28.0% on earnings before income taxes and equity and other earnings of associated companies for the three months ended March 31, 1997 compared to an effective tax rate of 31.5% during the same period in 1996. The decrease in the effective tax rate is due to the expansion of the Company's international and intercompany financing arrangements.

    Equity and other earnings of associated companies increased to $3.2 million for the three months ended March 31, 1997 from $0.4 million in 1996 due to the inclusion of payment-in-kind dividends and the company's proportionate share of the loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Notes 3 and 4 to the Company's financial statements.

    Net earnings increased to $23.7 million for the three months ended March 31, 1997 from $17.2 million during the same period in 1996. Fully diluted earnings per share increased to $0.36 per share in 1997 from $0.30 per share during the same period in 1996.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 33 funeral homes and 52 cemeteries during the three months ended March 31, 1997 for consideration of approximately $128 million through 40 separate acquisition transactions. Of these acquisitions, 30 funeral homes, and 52 cemeteries were located in the United States and the balance were located in Canada. During the same period in 1996, the Company acquired 53 funeral homes, 30 cemeteries and two insurance companies for consideration of approximately $265 million. Included in these acquisitions was the purchase of certain net assets of S.I., for $155.8 million, including costs of acquisition.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    As of April 30, 1997, the Company had signed agreements, some of which are non-binding, for the acquisition of 59 additional funeral homes and 76 additional cemeteries aggregating approximately $286 million. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

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

    The Company's balance sheet at March 31, 1997, as compared to December 31, 1996, reflects changes principally from acquisitions during 1997, as described further in Note 2 to the Company's financial statements.

    During the last two years the Company has significantly expanded its cemetery preneed sales programs. Cemetery preneed sales typically are structured with low initial cash payments by the customer. The balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability. The increase in the level of preneed sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At March 31, 1997 the Company's long-term debt/equity ratio was 1.6:1.

    In March 1997, Loewen filed a registration statement with the Securities and Exchange Commission (the "SEC") for the future offering on a periodic basis of up to $1 billion of debt securities and Common and preferred stock and warrants. On May 5, 1997 the Company announced that it had filed a preliminary prospectus supplement for the takedown of 10,000,000 Common shares plus an over-allotment of 1,500,000 Common shares for a proposed public offering in the United States, Canada and internationally. The proceeds from the offering would be used for general corporate purposes, including future acquisitions. Pending use for such purposes, the net proceeds will be used to repay outstanding indebtedness.

    In addition, Loewen currently has registered with the SEC 5,000,000 Common shares for issuance in connection with certain prospective acquisitions for which the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). The Company issued 59,388 of such Common shares in connection with share-for-share acquisitions during 1997.

INDEBTEDNESS

    At March 31, 1997 LGII has outstanding four series of senior guaranteed notes (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Notes are guaranteed by Loewen and bear interest rates ranging from 7.5% to 8.25% and have terms of five to seven years.

    LGII also has a five-year $750 million secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility matures in May 2002 and bears interest at alternative rates selected by LGII. At March 31, 1997, the amount outstanding under the Revolving Credit Facility was $430 million, and such amount bore interest at 6.7% per annum. On May 5, 1997 Loewen announced it had received a commitment from the lead bank in its banking syndicate to increase the Revolving Credit Facility to $1 billion. The commitment is subject to the completion of the proposed equity offering (with proceeds of at least $250 million) and approval of certain senior lenders.

    In addition LGII and Loewen have outstanding at March 31, 1997 an aggregate of $208 million of senior amortizing notes, issued in five series (Series A through Series E) in 1991, 1993, and 1994 (the "Series A-E Amortizing Notes"). The Series A-E Amortizing Notes bear interest at rates ranging from 6.49% to 9.93% and have initial terms of seven to ten years.

    Loewen also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolving Credit Facility") and a Cdn.$35 million five-year term loan that will terminate in January 2000 (the "Canadian Term Loan"). A subsidiary of Loewen has a $108 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan").

    In 1996 Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of the Loewen subsidiaries and (ii) all of the financial assets of LGII (including the shares of capital stock held by LGII of various subsidiaries). The collateral is held by a trustee for the equal and ratable benefit of the various holders of senior indebtedness. This senior lending group consists principally of the lenders under the Series 1-4 Senior Notes, the Series A-E Amortizing Notes, the Revolving Credit Facility, the Canadian Revolving Credit Facility, the Canadian Term Loan and the MEIP Loan as well as the holders of certain letters of credit.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions and provisions restricting payment of dividends on Common and preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At March 31, 1997, approximately $19 million of the Company's retained earnings were not restricted and available for payment of dividends under the most restrictive agreement. See Note 5 to the Company's financial statements.

    In connection with the issuance of the MIPS by LGC in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 6 to the Company's financial statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations which restrict distributions, loans and advances from such subsidiaries to the Company.

INTEREST RATE RISK MANAGEMENT

    The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties. The Company's practice is to use swaps and options to manage its exposure to interest rate movements. The Company's strategy is to maintain an average of between 60% and 80% of its debt subject to fixed interest rates, although at any point in time during a period the percentage of debt subject to fixed interest rates may be higher or lower. The Company also uses futures and options to fix the interest rate of anticipated financing transactions in advance. All derivatives are entered into as hedges based on several criteria, including the timing, size and term of the anticipated transaction. Any gain or loss from an effective hedging transaction is deferred and amortized over the life of the financing transaction as an adjustment to interest expense.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

    CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against Loewen and five individuals who were officers of Loewen (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against Loewen and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against Loewen, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

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

    Pursuant to a Transfer Order filed April 15, 1996 by the Judicial Panel on Multidistrict Litigation, the Mississippi class action was transferred to the Eastern District of Pennsylvania for consolidation of pretrial proceedings with the two Pennsylvania class actions. On September 16, 1996, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the "Consolidated Class Action Complaint"). Procedurally, the Consolidated Class Action Complaint supersedes the complaints filed in the class actions. Plaintiffs allege three causes of action in the Consolidated Class Action Complaint: (i) Loewen, LGII, LGC and the five individual defendants violated Sections 10(b) and 20(a) and the implementing antifraud rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) LGII, LGC and three of the five individual defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the MIPS offering and (iii) Loewen, LGII and LGC made material misstatements in connection with the MIPS offering in violation of Sections 12(2) and 15 of the Securities Act. Plaintiffs seek compensatory money damages in an unspecified amount, together with attorneys fees, expert fees and other costs and disbursements. Punitive damages are not sought.

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

    On April 29, 1997, the Court issued Pretrial Order No. 2, which provides, among other things, that: (i) trial will be set on or after February 1, 1999;
(ii) the Court will convene a settlement conference on August 19, 1997; (iii) depositions are to commence on or after September 10, 1997 and be completed by June 30, 1998; (iv) expert discovery is to be completed by September 30, 1998; and (v) dispositive motions are to be filed by October 30, 1998.

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

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris Holding Corporation ("Osiris") in Florida Circuit Court in St. Petersburg. In early April 1996, a related lawsuit, PALLADINO ET AL., was filed by eight families against LGII and Osiris in Florida Circuit Court in St. Petersburg, and was assigned to the same judge handling the Roe matter. In June 1996, the Roe and Palladino lawsuits were consolidated and amended to include a total of 90 families, and in July 1996, the Palladino lawsuit was dismissed. In October 1996, a Fifth Amended Complaint ("Complaint") was filed bringing the number of plaintiff families to 150. The gravamen of the Complaint is that, in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentional and grossly negligent conduct so extreme and outrageous as to imply malice) and negligent infliction of emotional distress. The Complaint also names Loewen and LGII as defendants (on an alter ego theory) and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damage in excess of $40,000,000. In addition, in May 1996, Sean M. O'Sullivan filed a lawsuit against Osiris and LGII and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The factual allegations underlying the O'Sullivan and Schneider complaints are identical to those alleged in the Complaint. Schneider has been named in the Complaint and the Schneider lawsuit has been dismissed. A mediation was held on November 14, 1996, but the parties did not reach an agreement. However, over the past several months, nearly 100 families have settled their claims for de minimis sums, leaving the number of plaintiff families at 51. O'Sullivan likewise settled for a de minimis sum and dismissed his complaint. The Complaint was dismissed for pleading deficiencies. A Sixth Amended Complaint has been filed, essentially recasting all of the previous claims in new terms. Moreover, the Sixth Amended Complaint improperly names plaintiffs who have already settled their claims. A motion to dismiss and for sanctions directed toward the Sixth Amended Complaint has been filed.

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

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of Loewen and LGII.

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

OTHER

    No material developments occurred in connection with any other previously reported legal proceedings against the Company during the last fiscal quarter.

    The Company is a party to other legal proceedings previously disclosed in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen"), issued by the British Columbia
             Registrar of Companies (the "Registrar") on October 30, 1985(1)

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

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1     Note Agreement by Loewen and Loewen Group International, Inc. ("LGII") re 9.70% Senior Guaranteed
             Notes, Series A, due November 1, 1998, issued by LGII ("Series A Notes"), 9.93% Senior
             Guaranteed Notes, Series B, due November 1, 2001, issued by LGII ("Series B Notes"), and 9.70%
             Senior Guaranteed Notes, Series C, due November 1, 1998, issued Loewen ("Series C Notes"), dated for reference October 1, 1991(1)

   4.1.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             October 1, 1991, among Loewen, LGII and institutions named therein, re Series A Notes, Series B
             Notes and Series C Notes(4)

   4.2     Guaranty Agreement by Loewen re Series A Notes and Series B Notes, dated for reference October 1,
             1991(1)

   4.3     Guaranty Agreement by LGII re Series C Notes, dated for reference October 1, 1991(1)

   4.4     Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62%
             Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994(1)

   4.4.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes(4)

   4.5     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(1)

   4.6     Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February 25,
             2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994(1)

   4.6.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America,
             re Series E Notes(4)

   4.7     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.8     Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 ("MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent")(1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.8.1   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996

   4.8.2   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997

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

   4.18    Form of Physical Series 1 and 2 Outstanding Notes of LGII(3)

   4.19    Form of Global Series 1 and 2 Exchange Notes of LGII(4)

   4.20    Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

   4.21    Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22    Credit Agreement, dated as of May 15, 1996 ("BMO Credit Agreement"), among LGII, as borrower,
             Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

   4.22.1  Commitment Letter regarding the BMO Credit Agreement, dated as of April 14, 1997

   4.22.2  Second Amendment to the BMO Credit Agreement, dated as of April 30, 1997

   4.23    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers(4)

   4.24    Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada(6)

   4.24.1  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada(6)

   4.25    Indenture, dated as of October 1, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank, as Trustee, with respect to the Series 3 and 4 Notes(6)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

   4.28    Form of Global Series 3 and 4 Exchange Notes of LGII(7)

   4.29    Form of Physical Series 3 and 4 Exchange Notes of LGII(7)

   4.30    Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32    Form of Indenture by and between Loewen, as issuer, and Fleet National Bank, as trustee (8)

   4.33    Form of Indenture by and among LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee (8)

   4.34    Loewen hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII(9)

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

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein(3)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and
             S.I. Acquisition Associates, L.P.(3)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings,
             Inc. and S.I. Acquisition Associates, L.P.(3)

 *10.10    Form of Indemnification Agreement with Outside Directors(10)

 *10.11    Form of Indemnification Agreement with Officers(10)

 *10.12    Form of The Loewen Group Inc. Severance Agreement(10)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.13    The Loewen Group Inc. Severance Pay Plan(10)

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

 *10.23    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller(1)

 *10.24    Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane(1)

 *10.25    1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.26    Form of Executive Agreement executed by participants in the MEIP(5)

 *10.27    1994 Outside Director Compensation Plan as restated and amended as at January 9, 1997(11)

 *10.28    Severance Agreement, dated June 15, 1995, by and between Loewen and Robert Garnett(3)

 *10.29    Employee Stock Option Plan (United States), as restated and amended as at April 2, 1996(11)

 *10.30    Employee Stock Option Plan (Canada), as restated and amended as at April 2, 1996(11)

 *10.31    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne(5)

 *10.32    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas
             J. McKinnon(5)

 *10.33    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke(5)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(12)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen(12)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII(12)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.,
             Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone Rose Hills"),
             Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management Direct, L.P.
             ("RHI")(13)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI(13)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(13)

------------------------

*   Compensatory plan or management contract

 (1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 0-18429)

 (2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 15, 1996 (File No. 0-18429)

 (3) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (4) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-03135 and 333-03135-01) on May 3, 1996, as amended

 (5) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed with the Commission by Loewen and LGII, respectively (Nos. 33-81032 and 33-81034), on July 1, 1994, as amended

 (6) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (7) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-16319 and 333-16319-01), filed on November 18, 1996, as amended

 (8) Incorporated by reference from the S-3 Registration Statement filed with the Commission by Loewen and LGII (File Nos. 333-23747 and 333-23747-01), on March 21, 1997, as amended

 (9) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(10) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 10, 1996, as amended

(11) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 1-12163)

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 12, 1996, amended October 30, 1996 (File No. 1-12163)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1997:

FILING DATE                         ITEM NUMBER         DESCRIPTION
----------------------------  ------------------------  ----------------------------------------------------------
January 10, 1997              Item 5. Other Events      Press release announcing Service Corporation
(dated January 7, 1997)                                 International's decision to withdraw its hostile takeover
                                                        bid

January 10, 1997              Item 5. Other Events      Press release announcing the Company's 1996 acquisition
(dated January 8, 1997)                                 level and 1997 acquisition pace

March 7, 1997                 Item 5. Other Events      Press release announcing a cash dividend on preferred
(dated March 5, 1997)                                   shares

March 7, 1997                 Item 5. Other Events      Press release announcing revenue and earnings; acquisition
(dated March 5, 1997)                                   pace

                                                  INDEX TO EXHIBITS



 EXHIBIT
 NUMBER    DESCRIPTION                                                                                           PAGE
---------  --------------------------------------------------------------------------------------------------    ----
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen"), issued by the British Columbia
             Registrar of Companies (the "Registrar") on October 30, 1985(1)

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

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1     Note Agreement by Loewen and Loewen Group International, Inc. ("LGII") re 9.70% Senior Guaranteed
             Notes, Series A, due November 1, 1998, issued by LGII ("Series A Notes"), 9.93% Senior
             Guaranteed Notes, Series B, due November 1, 2001, issued by LGII ("Series B Notes"), and 9.70%
             Senior Guaranteed Notes, Series C, due November 1, 1998, issued Loewen ("Series C Notes"), dated for reference October 1, 1991(1)

   4.1.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             October 1, 1991, among Loewen, LGII and institutions named therein, re Series A Notes, Series B
             Notes and Series C Notes(4)

   4.2     Guaranty Agreement by Loewen re Series A Notes and Series B Notes, dated for reference October 1,
             1991(1)

   4.3     Guaranty Agreement by LGII re Series C Notes, dated for reference October 1, 1991(1)

   4.4     Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62%
             Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994(1)

   4.4.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes(4)

   4.5     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(1)

   4.6     Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February 25,
             2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994(1)

   4.6.1   Second Amendment, dated for reference May 15, 1996, to Note Agreements, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America,
             re Series E Notes(4)

   4.7     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.8     Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 ("MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent")(1)


 EXHIBIT
 NUMBER    DESCRIPTION                                                                                           PAGE
---------  --------------------------------------------------------------------------------------------------    ----
   4.8.1   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996

   4.8.2   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997

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

   4.18    Form of Physical Series 1 and 2 Outstanding Notes of LGII(3)

   4.19    Form of Global Series 1 and 2 Exchange Notes of LGII(4)

   4.20    Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

   4.21    Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22    Credit Agreement, dated as of May 15, 1996 ("BMO Credit Agreement"), among LGII, as borrower,
             Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

   4.22.1  Commitment Letter regarding the BMO Credit Agreement, dated as of April 14, 1997

   4.22.2  Second Amendment to the BMO Credit Agreement, dated as of April 30, 1997

   4.23    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers(4)

   4.24    Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada(6)

   4.24.1  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada(6)

   4.25    Indenture, dated as of October 1, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank, as Trustee, with respect to the Series 3 and 4 Notes(6)

 EXHIBIT
 NUMBER    DESCRIPTION                                                                                           PAGE
---------  --------------------------------------------------------------------------------------------------    ----
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

   4.28    Form of Global Series 3 and 4 Exchange Notes of LGII(7)

   4.29    Form of Physical Series 3 and 4 Exchange Notes of LGII(7)

   4.30    Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32    Form of Indenture by and between Loewen, as issuer, and Fleet National Bank, as trustee (8)

   4.33    Form of Indenture by and among LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee (8)

   4.34    Loewen hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII(9)

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

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein(3)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and
             S.I. Acquisition Associates, L.P.(3)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings,
             Inc. and S.I. Acquisition Associates, L.P.(3)

 *10.10    Form of Indemnification Agreement with Outside Directors(10)

 *10.11    Form of Indemnification Agreement with Officers(10)

 *10.12    Form of The Loewen Group Inc. Severance Agreement(10)

 EXHIBIT
 NUMBER    DESCRIPTION                                                                                           PAGE
---------  --------------------------------------------------------------------------------------------------    ----
 *10.13    The Loewen Group Inc. Severance Pay Plan(10)

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

 *10.23    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller(1)

 *10.24    Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane(1)

 *10.25    1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.26    Form of Executive Agreement executed by participants in the MEIP(5)

 *10.27    1994 Outside Director Compensation Plan as restated and amended as at January 9, 1997(11)

 *10.28    Severance Agreement, dated June 15, 1995, by and between Loewen and Robert Garnett(3)

 *10.29    Employee Stock Option Plan (United States), as restated and amended as at April 2, 1996(11)

 *10.30    Employee Stock Option Plan (Canada), as restated and amended as at April 2, 1996(11)

 *10.31    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne(5)

 *10.32    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas
             J. McKinnon(5)

 *10.33    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke(5)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

 EXHIBIT
 NUMBER    DESCRIPTION                                                                                           PAGE
---------  --------------------------------------------------------------------------------------------------    ----
  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(12)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen(12)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII(12)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.,
             Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone Rose Hills"),
             Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management Direct, L.P.
             ("RHI")(13)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI(13)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(13)

------------------------

*   Compensatory plan or management contract

 (1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 0-18429)

 (2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 15, 1996 (File No. 0-18429)

 (3) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (4) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-03135 and 333-03135-01) on May 3, 1996, as amended

 (5) Incorporated by reference from the combined Form F-9/F-3 Registration Statements filed with the Commission by Loewen and LGII, respectively (Nos. 33-81032 and 33-81034), on July 1, 1994, as amended

 (6) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (7) Incorporated by reference from the S-4 Registration Statement filed with the Commission by LGII and Loewen (File Nos. 333-16319 and 333-16319-01), filed on November 18, 1996, as amended

 (8) Incorporated by reference from the S-3 Registration Statement filed with the Commission by Loewen and LGII (File Nos. 333-23747 and 333-23747-01), on March 21, 1997, as amended

 (9) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(10) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 10, 1996, as amended

(11) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 1-12163)

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 12, 1996, amended October 30, 1996 (File No. 1-12163)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)