Form 10-Q
period 1997-06-30
LOEWEN GROUP INC
filed 1997-08-13
CIK 845577

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

For the quarterly period ended June 30, 1997

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of July 31, 1997, was 73,219,570.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
                as of June 30, 1997 and December 31, 1996................    1

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                for the Three Months Ended June 30, 1997 and 1996 and the
                Six Months Ended June 30, 1997 and 1996..................    2

          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                for the Six Months Ended June 30, 1997 and 1996..........    3

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.............    4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   19

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS...................................   27

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS..................................................   32

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................   33

SIGNATURES...............................................................   39

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                     JUNE 30,      DECEMBER 31,
                                                       1997            1996
                                                   -------------   ------------
                                                    (UNAUDITED)
                                    ASSETS
Current assets
  Cash and term deposits.........................   $     32,931    $   18,059
  Receivables, net of allowances.................        233,577       187,617
  Inventories....................................         32,900        32,008
  Prepaid expenses...............................         13,079        11,545
                                                   -------------   ------------
                                                         312,487       249,229

Prearranged funeral services.....................        362,165       334,420
Long-term receivables, net of allowances.........        429,823       288,579
Investments......................................        285,937       266,228
Insurance invested assets........................        300,527       296,249
Cemetery property, at cost.......................        799,422       615,192
Property and equipment...........................        730,452       686,285
Names and reputations............................        570,072       558,710
Deferred income taxes............................         82,496        67,904
Other assets.....................................        149,646       134,143
                                                   -------------   ------------
                                                    $  4,023,027    $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities.......   $    100,449    $  114,072
  Long-term debt, current portion................         71,961        79,580
                                                   -------------   ------------
                                                         172,410       193,652
Long-term debt...................................      1,398,699     1,416,345
Other liabilities................................        262,228       216,842
Insurance policy liabilities.....................        216,746       212,480
Deferred prearranged funeral services revenue....        362,165       334,420

Preferred securities of subsidiary...............         75,000        75,000

Shareholders' equity
  Common shares..................................      1,248,102       796,431
  Preferred shares...............................        157,146       157,146
  Retained earnings..............................        117,906        80,117
  Foreign exchange adjustment....................         12,625        14,506
                                                   -------------   ------------
                                                       1,535,779     1,048,200
                                                   -------------   ------------
                                                    $  4,023,027    $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

Commitments and contingencies (Notes 3, 4, 8 and 10)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                                    (UNAUDITED)
Revenue
  Funeral........................................................  $  146,567  $  133,713  $  302,110  $  266,972
  Cemetery.......................................................     106,980      67,882     204,415     121,206
  Insurance......................................................      22,101      21,561      43,820      28,062
                                                                   ----------  ----------  ----------  ----------
                                                                      275,648     223,156     550,345     416,240
Costs and expenses
  Funeral........................................................      88,391      80,203     180,475     157,427
  Cemetery.......................................................      71,049      46,690     135,155      84,340
  Insurance......................................................      17,055      16,600      34,248      21,975
                                                                   ----------  ----------  ----------  ----------
                                                                      176,495     143,493     349,878     263,742
                                                                   ----------  ----------  ----------  ----------
                                                                       99,153      79,663     200,467     152,498
Expenses
  General and administrative.....................................      17,608      16,927      41,087      33,282
  Depreciation and amortization..................................      16,574      13,060      33,400      24,702
                                                                   ----------  ----------  ----------  ----------
                                                                       34,182      29,987      74,487      57,984
                                                                   ----------  ----------  ----------  ----------
Earnings from operations.........................................      64,971      49,676     125,980      94,514
Interest on long-term debt.......................................      32,945      21,058      63,643      39,546
                                                                   ----------  ----------  ----------  ----------
Earnings before undernoted items.................................      32,026      28,618      62,337      54,968
Dividends on preferred securities of subsidiary..................       1,772       1,772       3,544       3,544
                                                                   ----------  ----------  ----------  ----------
Earnings before income taxes and undernoted items................      30,254      26,846      58,793      51,424
Income taxes.....................................................       7,704       7,996      15,700      15,734
                                                                   ----------  ----------  ----------  ----------
                                                                       22,550      18,850      43,093      35,690
Equity and other earnings of associated companies................       3,718         639       6,875       1,022
                                                                   ----------  ----------  ----------  ----------
Net earnings for the period......................................  $   26,268  $   19,489  $   49,968  $   36,712
Retained earnings, beginning of period...........................     101,388      51,163      80,117      36,439
Common share dividends...........................................      (7,370)     (4,132)     (7,370)     (6,631)
Preferred share dividends........................................      (2,380)     (4,023)     (4,809)     (4,023)
                                                                   ----------  ----------  ----------  ----------
Retained earnings, end of period.................................  $  117,906  $   62,497  $  117,906  $   62,497
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic earnings per Common share..................................  $     0.38  $     0.30  $     0.74  $     0.60
Fully diluted earnings per Common share..........................  $     0.38  $     0.30  $     0.74  $     0.60
Dividend per Common share........................................  $     0.10  $     0.07  $     0.10  $     0.12

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings............................................................................  $   49,968  $   36,712
  Items not affecting cash
    Depreciation and amortization.........................................................      33,400      24,702
    Deferred income taxes.................................................................      (6,364)     12,013
    Equity and other earnings of associated companies.....................................      (6,875)     (1,022)
  Common shares and debt issued for legal settlements.....................................          --    (112,000)
  Other, including net changes in other non-cash balances.................................    (140,220)   (108,033)
                                                                                            ----------  ----------
                                                                                               (70,091)   (147,628)
                                                                                            ----------  ----------
Investing
  Business acquisitions...................................................................    (271,359)   (361,748)
  Construction of new facilities..........................................................      (5,358)     (9,748)
  Investments, net........................................................................     (13,860)    (22,147)
  Purchase of insurance invested assets...................................................    (136,373)         --
  Proceeds on disposition and maturities of insurance invested assets.....................     132,094          --
  Purchase of property and equipment......................................................     (29,055)    (15,168)
  Proceeds on disposition of assets.......................................................      20,862       2,428
  Other...................................................................................     (20,572)    (10,329)
                                                                                            ----------  ----------
                                                                                              (323,621)   (416,712)
                                                                                            ----------  ----------
Financing
  Issue of Common shares, before income tax recovery......................................     443,392     295,773
  Issue of Preferred shares, before income tax recovery...................................          --     154,094
  Increase in long-term debt..............................................................     433,984     627,428
  Reduction in long-term debt.............................................................    (454,753)   (448,308)
  Common share dividends..................................................................      (7,370)     (6,631)
  Preferred share dividends...............................................................      (4,809)     (4,023)
  Current note payable....................................................................          --     (38,546)
  Other...................................................................................      (1,552)    (17,982)
                                                                                            ----------  ----------
                                                                                               408,892     561,805
                                                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents during the period........................      15,180      (2,535)
Effect of foreign exchange adjustment.....................................................        (308)       (398)
Cash and cash equivalents, beginning of period............................................      18,059      39,454
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   32,931  $   36,521
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      See accompanying notes to interim consolidated financial statements

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

    The interim consolidated financial statements include the accounts of all subsidiary companies and include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

2.  ACQUISITIONS

    During the six months ended June 30, 1997, the Company acquired 47 funeral homes and 85 cemeteries in the United States, and four funeral homes in Canada.

    During the six months ended June 30, 1996, the Company acquired 78 funeral homes, 57 cemeteries and two insurance companies in the United States and five funeral homes and one cemetery in Canada. Included in these acquisitions was the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The S.I. assets included 15 funeral homes, two cemeteries and two insurance companies.

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

                                                                                   JUNE 30,    JUNE 30,
                                                                                     1997        1996
                                                                                  ----------  ----------
Current assets..................................................................  $    4,924  $   21,756
Prearranged funeral services....................................................      12,848      14,668
Long-term receivables, net of allowances........................................      54,460      20,762
Insurance invested assets.......................................................          --     185,971
Cemetery property, at cost......................................................     178,299     129,389
Property and equipment..........................................................      40,217      71,801
Names and reputations...........................................................      25,523     104,318
Other assets....................................................................         179         599
                                                                                  ----------  ----------
                                                                                     316,450     549,264
Current liabilities.............................................................      (1,692)     (6,854)
Long-term debt..................................................................        (390)    (18,207)
Other liabilities...............................................................     (30,161)    (23,200)
Insurance policy liabilities....................................................          --    (125,207)
Deferred income taxes...........................................................          --         620
Deferred prearranged funeral services revenue...................................     (12,848)    (14,668)
                                                                                  ----------  ----------
                                                                                  $  271,359  $  361,748
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Consideration
  Cash, including assumed debt repaid at closing................................  $  264,659  $  335,501
  Debt..........................................................................       4,804      17,481
  Common shares.................................................................       1,896       8,766
                                                                                  ----------  ----------
Purchase Price..................................................................  $  271,359  $  361,748
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The following table reflects, on a pro-forma basis, the combined results of the Company's operations acquired during the period ended June 30, 1997 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
Revenues........................................................................  $  566,941  $  449,364
Net earnings....................................................................  $   50,665  $   37,891
Basic earnings per share........................................................  $     0.68  $     0.55
Fully diluted earnings per share................................................  $     0.67  $     0.55

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

    In June, 1997, in order to comply with state law, the Company disposed of all of its eighteen funeral homes in the state of Wisconsin. The aggregate proceeds from the sale of these properties was $18,500,000, resulting in a gain before taxes of approximately $3,000,000.

3.  INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. ("PRIME")

    On August 26, 1996, the Company acquired 235.2941 shares of Prime common stock for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 shares of Prime common stock, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 shares of Prime common stock and Blackstone has paid $52,000,000 for 764.7059 shares of Prime common stock representing 21.8% and 78.2% respectively of Prime's voting common stock. The Company has acquired 100% of Prime's non-voting preferred stock. A 10% cumulative annual payment-in-kind dividend is payable on the preferred stock.

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

    The Company accounts for its investment in Prime preferred stock by the cost method. For the six months ended June 30, 1997, income of $3,175,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the six months ended June 30, 1997, a loss of $1,056,000 was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. ("PRIME") (CONTINUED) Summarized financial data for Prime are presented as follows:

                                                                            THREE MONTHS    SIX MONTHS
                                                                                ENDED         ENDED
                                                                              JUNE 30,       JUNE 30,
                                                                                1997           1997
                                                                            -------------  ------------
Income statement information:
  Revenue.................................................................   $    24,364    $   48,559
  Gross margin............................................................         8,572        17,253
  Earnings from operations................................................         5,047        10,118
  Payment-in-kind dividend................................................         1,588         3,175
  Net loss attributable to common shareholders............................         2,309         4,846

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $    22,225    $   24,614
  Non-current assets......................................................       371,998       374,174
                                                                            -------------  ------------
  Total assets............................................................       394,223       398,788

  Current liabilities.....................................................        20,548        22,531
  Non-current liabilities.................................................       248,741       249,652
                                                                            -------------  ------------
  Total liabilities.......................................................       269,289       272,183

  Shareholders' equity....................................................       124,934       126,605

4.  INVESTMENT IN ROSE HILLS HOLDING CORP. ("RH HOLDINGS")

    On November 19, 1996, the Company acquired 204.5454 shares of RH Holdings common stock for $9,000,000, representing 20.45% of RH Holdings' voting common stock, and 100% of RH Holdings' non-voting preferred stock with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 shares of RH Holdings common stock, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

    RH Holdings holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RH Holdings and is being amortized over 40 years.

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the six months ended June 30, 1997, income of $4,300,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

4.  INVESTMENT IN ROSE HILLS HOLDING CORP. ("RH HOLDINGS") (CONTINUED)
RH Holdings after deducting the payment-in-kind dividend. For the six months ended June 30, 1997, a loss of $755,000 was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the interim consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's RH Holdings common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its RH Holdings common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    Summarized financial data for RH Holdings are presented as follows:

                                                                            THREE MONTHS    SIX MONTHS
                                                                                ENDED         ENDED
                                                                              JUNE 30,       JUNE 30,
                                                                                1997           1997
                                                                            -------------  ------------
Income statement information:
  Revenue.................................................................   $    18,025    $   35,866
  Gross margin............................................................        14,402        28,465
  Earnings from operations................................................         4,167         8,938
  Payment-in-kind dividend................................................         2,150         4,300
  Net loss attributable to common shareholders............................         2,053         3,693

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $    16,102    $   21,272
  Non-current assets......................................................       298,585       296,562
                                                                            -------------  ------------
  Total assets............................................................       314,687       317,834

  Current liabilities.....................................................        11,843        15,510
  Non-current liabilities.................................................       173,210       173,298
                                                                            -------------  ------------
  Total liabilities.......................................................       185,053       188,808

  Shareholders' equity....................................................       129,634       129,026

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

5.  LONG-TERM DEBT

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
Bank revolving credit agreements.....................................................  $    257,973   $  270,489
Management Equity Investment Plan bank term loan agreement due in 2000...............       105,596      107,583
Canadian bank term loan agreement due in 2000 (Cdn. $35,000,000).....................        25,353       25,536
9.70% Series A and C senior amortizing notes due in 1998.............................        62,500       62,500
9.93% Series B senior amortizing notes due in 2001...................................        35,700       35,700
9.62% Series D senior amortizing notes due in 2003...................................        60,000       60,000
6.49% Series E senior amortizing notes due in 2004...................................        50,000       50,000
7.50% Series 1 senior notes due in 2001..............................................       225,000      225,000
7.75% Series 3 senior notes due in 2001..............................................       125,000      125,000
8.25% Series 2 and 4 senior notes due in 2003........................................       350,000      350,000
Present value of notes issued under legal settlements discounted at
  an effective interest rate of 7.75%................................................        39,115       40,000
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%...................................        26,515       34,681
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are
  secured by assets of certain subsidiaries..........................................       107,908      109,436
                                                                                       ------------  ------------
                                                                                          1,470,660    1,495,925
Less current portion.................................................................        71,961       79,580
                                                                                       ------------  ------------
                                                                                       $  1,398,699   $1,416,345
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Certain of the Company's loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At June 30, 1997, all of the Company's retained earnings were not restricted and available for payment of dividends under the most restrictive agreement.

6.  SHARE CAPITAL

    In June 1997, the Company completed a public offering in the United States, Canada and internationally of 13,800,000 Common shares, including 1,800,000 Common shares issued pursuant to the underwriters' over-allotment option, for aggregate gross proceeds of $455,400,000. The net proceeds of approximately $437,400,000 will be used for working capital and other general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds were used to repay existing indebtedness.

7.  PREFERRED SECURITIES OF SUBSIDIARY

    On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") were issued by Loewen Group Capital, L.P. ("LGC") in a public offering for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. LGII serves as the holding company for all United States assets and operations of the

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

7.  PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)
Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars.

    Summarized financial data for LGII are presented as follows:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                JUNE 30,                  30,
                                                         ----------------------  ----------------------
                                                            1997        1996        1997        1996
                                                         ----------  ----------  ----------  ----------
Income statement information:
  Revenue..............................................  $  256,116  $  206,113  $  511,047  $  382,170
  Gross margin.........................................      89,898      73,206     177,968     139,083
  Earnings from operations.............................      59,449      46,877     110,910      88,232
  Net earnings.........................................       1,696       5,447       2,699      10,912

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $   279,794    $  223,388
  Non-current assets......................................................     3,114,416     2,865,005
                                                                            -------------  ------------
  Total assets............................................................     3,394,210     3,088,393

  Current liabilities.....................................................       139,926       156,290
  Non-current liabilities.................................................     2,913,755     2,719,453
                                                                            -------------  ------------
  Total liabilities.......................................................     3,053,681     2,875,743

  Shareholders' equity....................................................       340,529       212,650

8. LEGAL PROCEEDINGS AND CONTINGENCIES

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the MIPS, were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The three class action complaints alleged that the defendants failed to disclose the Company's potential liability in connection with certain litigation with Gulf National Insurance Company and certain of its affiliates ("Gulf National"). The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident American Corporation and one of its subsidiaries ("Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

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

    On June 11, 1996, all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the MIPS Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company paid the MIPS Underwriters' costs through the date of dismissal. The Company expects that the MIPS Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to the class actions has been made in the Company's interim consolidated financial statements.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in Clearwater, Florida. In early 1996, a related lawsuit, PALLADINO, ET AL. was filed by eight families and assigned to the same judge handling the Roe matter. In May 1996, Sean O'Sullivan filed a lawsuit against Osiris and LGII, and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The Roe and Palladino lawsuits ultimately were consolidated (the "Roe/Palladino Lawsuit"), and the Schneider lawsuit ultimately was dismissed when Karen Schneider became a plaintiff in the Roe/Palladino Lawsuit. O'Sullivan ultimately settled for a DE MINIMIS sum and dismissed his complaint. In October 1996, a Fifth Amended Complaint relating to the Roe/Palladino lawsuit was filed on behalf of a total of 150 plaintiff families. The Fifth Amended Complaint was dismissed for pleading deficiencies and a Sixth Amended Complaint (the "Complaint") was filed. A Motion to Dismiss the Complaint is currently pending before the Court.

    The gravamen of the Complaint is that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentionally and grossly negligent conduct so extreme and outrageous so as to imply malice) and negligent and intentional infliction of emotional distress. The Complaint also names Loewen and LGII as defendants (on an alter ego theory), and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damages in excess of $40,000,000. At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995.

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

    A mediation was held in November 1996, but the parties did not reach an agreement. In January 1997, nearly 100 families settled their claims for DE MINIMIS sums, leaving the number of plaintiff families at 51. In early July 1997, a new suit was filed by Hazel Garafolo and four other families, making essentially the same allegation as those made in the Roe/Palladino Lawsuit. On July 8, 1997, the parties met to again mediate in an attempt to resolve all claims made by plaintiff families relating to graves located in the first row (the row closest to the sprinkler line) ("First Row Plaintiffs"). All First Row Plaintiffs were included in the mediation. A tentative settlement of all claims made by these First Row Plaintiffs was reached at the mediation.

    Under the terms of the tentative settlement, the Company will pay $300,000 and the balance of the settlement and defense costs will be borne by the insurance carriers for Osiris and Loewen. It is anticipated that the settlement documentation will be completed and that the claims by the First Row Plaintiffs will be

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED) dismissed within the next several months. There are approximately seven families who remain as plaintiffs in the Roe/Palladino Lawsuit. None of the remaining plaintiff families are First Row Plaintiffs.

    Assuming that the tentative settlement is formalized, the Company believes that the settlement of all claims made by the First Row Plaintiffs and any ultimate liability to the seven families who remain as plaintiffs in the Roe/Palladino Lawsuit and associated costs would not have a material adverse effect on the Company's business, financial condition and results of operation.

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

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane filed, and the Court granted, preliminary challenges to the Third Amended Complaint. The Court also dismissed the claims against LGII for failure to state a claim upon which relief can be granted, although the Third Amended Complaint does continue on unaffected counts.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

LAWSUITS RELATING TO FUNERAL INSURANCE POLICIES ISSUED BY AFFILIATES OF S.I.
  ACQUISITION ASSOCIATES, L.P.

    Three complaints have been filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets of S.I. in March 1996.

    The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's interim consolidated financial statements.

    FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET
     AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class or similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

    The FELDHEIM and DUFFY plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also alleged unfair trade practices in violation of Louisiana's trade practices law.

    Plaintiffs' petitions seek damages, penalties and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing is expected to take place in August and September 1997, with an oral argument scheduled a few months thereafter.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    MCMANUS ET AL. V. RABENHORST FUNERAL HOME ET AL.

    In May 1997, Mary C. McManus and five other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against Rabenhorst Funeral Home and several other defendants, including Hollabaugh-Seale Funeral Home, which was acquired by the Company in March 1996 when the Company acquired the assets of S.I. Other than the Hollabaugh-Seale Funeral Home, the Company has no ownership or other relationship with any defendant in this case.

    Plaintiffs' complaint seeks a class action, compensatory damages, an injunction against the defendants' conduct, and additional unspecified relief. No specific factual allegations in the complaint are directed to acts of the Company or of Hollabaugh-Seale Funeral Home. As of the date hereof, no discovery has taken place.

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

OTHER

    No material developments occurred in connection with any other previously reported legal proceedings against the Company during the six months ended June 30, 1997.

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

9. HOSTILE TAKEOVER PROPOSAL

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

10. SUBSEQUENT EVENTS

(a) ACQUISITIONS

    During the period from July 1, 1997 to July 31, 1997, the Company acquired 17 funeral homes and 25 cemeteries. The aggregate cost of these transactions was approximately $75,796,000.

    As at July 31, 1997, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

10. SUBSEQUENT EVENTS (CONTINUED)
Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $213,765,000.

(b) SALE OF INVESTMENT IN ARBOR MEMORIAL SERVICES INC.

    In August 1997, the Company announced that it has entered into an agreement to divest its minority interest in Arbor Memorial Services Inc. for gross proceeds to the Company of approximately $69,000,000 and an after tax gain of approximately $16,000,000. The sale is subject to regulatory approval.

11. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
EARNINGS
Net earnings in accordance with Canadian GAAP.........................  $  26,268  $  19,489  $  49,968  $  36,712
Effects of differences in accounting for:
    Insurance operations..............................................       (278)      (691)       245       (691)
    Income taxes (d)..................................................        898        528      1,364        952
    Stock options.....................................................       (174)        --       (174)        --
                                                                        ---------  ---------  ---------  ---------
Net earnings in accordance with United States GAAP....................  $  26,714  $  19,326  $  51,403  $  36,973
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
EARNINGS PER COMMON SHARE
Earnings per Common share in accordance with United States GAAP, are as follows:
    Primary earnings per Common share.................................  $    0.38  $    0.29  $    0.75  $    0.60
    Fully diluted earnings per Common share...........................  $    0.38  $    0.29  $    0.75  $    0.60

    The following average number of shares were used for the computation of primary and fully diluted earnings per Common share:

                                                                              THREE MONTHS ENDED
                                                                                                     SIX MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                        THOUSANDS OF SHARES
Primary....................................................................     64,049     59,380     62,293     55,026
Fully diluted..............................................................     68,104     59,513     66,128     55,290

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

11. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                  JUNE 30, 1997            DECEMBER 31, 1996
                                                            --------------------------  ------------------------
                                                              CANADIAN       UNITED      CANADIAN      UNITED
                                                                GAAP      STATES GAAP      GAAP     STATES GAAP
                                                            ------------  ------------  ----------  ------------
Assets
    Long-term receivables, net of allowances..............  $    429,823   $  434,609   $  288,579   $  288,579
    Investments...........................................       285,937      248,403      266,228      230,911
    Insurance invested assets.............................       300,527      300,296      296,249      297,340
    Cemetery property.....................................       799,422    1,132,764      615,192      872,782
    Names and reputations.................................       570,072      600,266      558,710      586,847
    Other assets..........................................       149,646      172,516      134,143      153,604
Liabilities and Shareholders' Equity
    Insurance policy liabilities..........................       216,746      242,232      212,480      234,909
    Other liabilities.....................................       262,228      223,211      216,842      179,944
    Deferred income taxes.................................       (82,496)     302,984      (67,904)     239,617
    Common shares.........................................     1,248,102    1,274,368      796,431      822,378
    Retained earnings.....................................       117,906      101,048       80,117       61,824
    Unrealized gains (losses) on securities available for
      sale................................................            --        2,709           --          933
    Foreign exchange adjustment...........................        12,625      (18,014)      14,506      (16,171)

(c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                             SIX MONTHS ENDED JUNE
                                                                                                      30,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
Non-cash debt and share consideration on acquisitions......................................  $    6,700  $  26,247
Note receivable from sale of subsidiaries..................................................      15,725         --
Common shares and debt issued for legal settlements........................................          --    112,000
Dividends payable on common and preferred shares...........................................       9,750      8,155

(d) ACCOUNTING FOR INCOME TAXES

    Included in the net effects of accounting for income taxes is approximately $1,074,000 additional gain related to the sale of subsidiaries. Under United States GAAP, the gain on the sale of subsidiaries is higher than under Canadian GAAP as a result of the Company's initial adoption of Financial Accounting Standard ("FAS") 109, which resulted in a cumulative effect adjustment related to properties acquired by the Company prior to January 1, 1993.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

11. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(e) RECENT UNITED STATES ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS 128, Earnings per Share, which the Company will adopt in its consolidated financial statements for the three months and year ending December 31, 1997. The effect of this pronouncement on the Company's consolidated financial statements is not expected to be material.

    In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income, and FAS 131, Disclosures About Segments of an Enterprise and Related Information. These standards will affect the presentation but not the measurement of the consolidated financial statements and the related notes.

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

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a preneed basis. As at July 31, 1997, the Company operated 1,003 funeral homes throughout the United States and Canada. This included 880 funeral homes in the United States and 123 funeral homes in Canada. In addition, as at such date, the Company operated 416 cemeteries in the United States and six cemeteries in Canada. As at July 31, 1997, the Company also operated four insurance subsidiaries which sell a variety of life insurance products, primarily to fund funerals purchased through a preneed arrangement.

    The funeral service industry has a number of attractive characteristics. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the 1995 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1995 was 82 per 10,000. The 1995 failure rate of the funeral service and crematoria industry was 13 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 11% of the 23,500 funeral homes and approximately 9% of the 10,500 cemeteries in North America are currently owned or operated by the five largest publicly-traded North American funeral service companies.

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

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and the six months ended June 30, 1997 and 1996, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of total revenue, except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies.

                                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   146.5  $   133.7       53.2       59.9
  Cemetery...................................................................      107.0       67.9       38.8       30.4
  Insurance..................................................................       22.1       21.6        8.0        9.7
                                                                               ---------  ---------
    Total....................................................................  $   275.6  $   223.2      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------
Gross margin
  Funeral....................................................................  $    58.2  $    53.5       39.7       40.0
  Cemetery...................................................................       36.0       21.2       33.6       31.2
  Insurance..................................................................        5.0        5.0       22.8       23.0
                                                                               ---------  ---------
    Total....................................................................  $    99.2  $    79.7       36.0       35.7
                                                                               ---------  ---------
                                                                               ---------  ---------
Expenses
  General and administrative.................................................       17.6       16.9        6.4        7.6
  Depreciation and amortization..............................................       16.6       13.1        6.0        5.9
                                                                               ---------  ---------
Earnings from operations.....................................................       65.0       49.7       23.6       22.3
Interest on long-term debt...................................................       32.9       21.0       12.0        9.4
Dividends on preferred securities of subsidiary..............................        1.8        1.8        0.6        0.8
Income taxes.................................................................        7.7        8.0       25.5       29.8
                                                                               ---------  ---------
                                                                                    22.6       18.9        8.2        8.4
Equity and other earnings of associated companies............................        3.7        0.6        1.3        0.3
                                                                               ---------  ---------
Net earnings.................................................................  $    26.3  $    19.5        9.5        8.7
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Consolidated revenue increased 24% to $275.6 million in the three months ended June 30, 1997 from $223.2 million during the same period in 1996. Consolidated gross margin increased 25% to $99.2 million in the three months ended June 30, 1997 from $79.7 million during the same period in 1996. As a percentage of revenue, consolidated gross margin increased to 36.0% in 1997 from 35.7% in 1996.

    Funeral revenue increased 10% to $146.5 million for the three months ended June 30, 1997 compared to $133.7 million for the same period in 1996, due to acquisitions. The number of funeral services performed at locations in operation for the three months ended June 30, 1996 and 1997 ("Established Locations") declined by 3.0% from 1996 to 1997; however, this was partially offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased slightly to 40.3% in 1997 from 40.7% in 1996, as revenue decreased $0.6 million and costs remained constant. As a result of such decrease, together with the lower margins of acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue decreased slightly to 39.7% in 1997 from 40.0% in 1996.

    Cemetery revenue increased 58% to $107.0 million for the three months ended June 30, 1997 compared to $67.9 million during the same period in 1996, primarily due to acquisitions. Cemetery gross margin increased to 33.6% in 1997 from 31.2% in 1996 principally as a result of a shift to increased sales of pre-need interment services for newly acquired as well as Established Locations. For Established Locations, cemetery gross margin increased to 33.9% in 1997 from 33.1% in 1996, primarily as a result of an increase in revenue of $0.9 million, offset by a $0.1 million increase in costs.

    Insurance revenue increased to $22.1 million for the three months ended June 30, 1997 from $21.6 million during the same period in 1996.

    General and administrative expenses, as a percentage of revenue, decreased to 6.4% for the three months ended June 30, 1997 from 7.6% during the same period in 1996. The decrease in 1997 was due in part to the recording of a gain before taxes of $3.0 million on the sale of certain funeral home properties (see Acquisitions, Investments and Capital Expenditures). For the three months ended June 30, 1997, general and administrative expenses increased to $17.6 million from $16.9 million in 1996. The increase in general and administrative expenses in 1997 is primarily a result of the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, particularly in the cemetery division, offset by the gain on the sale of certain funeral home properties.

    Interest expense on long-term debt increased by $11.9 million for the three months ended June 30, 1997 primarily as a result of additional borrowings by the Company to finance its acquisitions.

    Income taxes were $7.7 million, resulting in an effective tax rate of 25.5% on earnings before income taxes and equity and other earnings of associated companies for the three months ended June 30, 1997, compared to an effective tax rate of 29.8% during the same period in 1996. The decrease in the effective tax rate is due to the expansion and restructuring of the Company's international and intercompany financing arrangements.

    Equity and other earnings of associated companies increased to $3.7 million for the three months ended June 30, 1997 from $0.6 million in 1996 due to the inclusion of payment-in-kind dividends and the Company's proportionate share of the loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Notes 3 and 4 to the Company's financial statements.

    Net earnings increased to $26.3 million for the three months ended June 30, 1997 from $19.5 million during the same period in 1996. Fully diluted earnings per share increased to $0.38 per share in 1997 from $0.30 per share during the same period in 1996.

                                                                                    SIX MONTHS            SIX MONTHS
                                                                                      ENDED                 ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   302.1  $   267.0       54.9       64.1
  Cemetery...................................................................      204.4      121.2       37.1       29.1
  Insurance..................................................................       43.8       28.0        8.0        6.8
                                                                               ---------  ---------
    Total....................................................................  $   550.3  $   416.2      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------
Gross margin
  Funeral....................................................................  $   121.6  $   109.5       40.3       41.0
  Cemetery...................................................................       69.3       36.9       33.9       30.4
  Insurance..................................................................        9.6        6.1       21.8       21.7
                                                                               ---------  ---------
    Total....................................................................  $   200.5  $   152.5       36.4       36.6
                                                                               ---------  ---------
                                                                               ---------  ---------
Expenses
  General and administrative.................................................       41.1       33.3        7.5        8.0
  Depreciation and amortization..............................................       33.4       24.7        6.1        5.9
                                                                               ---------  ---------
Earnings from operations.....................................................      126.0       94.5       22.9       22.7
Interest on long-term debt...................................................       63.7       39.6       11.6        9.5
Dividends on preferred securities of subsidiary..............................        3.5        3.5        0.6        0.9
Income taxes.................................................................       15.7       15.7       26.7       30.6
                                                                               ---------  ---------
                                                                                    43.1       35.7        7.8        8.6
Equity and other earnings of associated companies............................        6.9        1.0        1.3        0.2
                                                                               ---------  ---------
Net earnings.................................................................  $    50.0  $    36.7        9.1        8.8
                                                                               ---------  ---------
                                                                               ---------  ---------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Consolidated revenue increased 32% to $550.3 million in the six months ended June 30, 1997 from $416.2 million during the same period in 1996. Consolidated gross margin increased 31% to $200.5 million in the six months ended June 30, 1997 from $152.5 million during the same period in 1996. As a percentage of revenue, consolidated gross margin decreased to 36.4% in 1997 from 36.6% in 1996. The Company anticipates that the consolidated gross margin as a percentage of revenue will continue to decline slightly, primarily as a result of acquisitions and internally generated growth in the cemetery division.

    Funeral revenue increased 13% to $302.1 million for the six months ended June 30, 1997 compared to $267.0 million for the same period in 1996, due to acquisitions. The number of funeral services performed at locations in operation for the six months ended June 30, 1996 and 1997 ("Established Locations") declined by 2.7% from 1996 to 1997; however, this was offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased slightly to 40.9% in 1997 from 41.5% in 1996, as the $1.4 million increase in revenue was offset by a $2.1 million increase in costs. As a result of such decrease, together with the lower margins of acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue decreased to 40.3% in 1997 from 41.0% in 1996.

    Cemetery revenue increased 69% to $204.4 million for the six months ended June 30, 1997 compared to $121.2 million during the same period in 1996, primarily due to acquisitions. Cemetery gross margin increased to 33.9% in 1997 from 30.4% in 1996 principally as a result of a shift to increased sales of preneed interment services for newly acquired as well as Established Locations. For Established Locations, cemetery gross margin increased to 34.0% in 1997 from 32.4% in 1996, primarily as a result of an increase in revenue of $12.0 million, offset by a $6.2 million increase in costs.

    Insurance revenue increased to $43.8 million for the six months ended June 30, 1997 from $28.0 million during the same period in 1996. The increase was due primarily to the integration of the March 1996 acquisition of certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for $155.8 million (including related costs), which assets included two insurance companies. The full benefit of this acquired operation was not reflected in the results for the six month period ended June 30, 1996 because the acquisition was consummated late in the first quarter.

    General and administrative expenses, as a percentage of revenue, decreased to 7.5% for the six months ended June 30, 1997 from 8.0% for the same period in 1996 due in part to the recording of a gain before tax of $3.0 million on the sale of certain funeral home properties. For the six months ended June 30, 1997, general and administrative expenses increased to $41.1 million from $33.3 million in 1996. The increase in general and administrative expenses in 1997 is primarily a result of the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, particularly in the cemetery division, offset by the gain on the sale of certain funeral home properties.

    In August 1997, as part of its ongoing program to reduce general and administrative expenses, the Company announced plans to consolidate its Cincinnati corporate office with its other corporate offices in Vancouver and Philadelphia. This initiative is expected to result in both long-term savings and improved operating efficiencies.

    Interest expense on long-term debt increased by $24.1 million for the six months ended June 30, 1997 primarily as a result of additional borrowings by the Company to finance its acquisitions.

    Income taxes were $15.7 million, resulting in an effective tax rate of 26.7% on earnings before income taxes and equity and other earnings of associated companies for the six months ended June 30, 1997 compared to an effective tax rate of 30.6% during the same period in 1996. The decrease in the effective tax rate is due to the expansion and restructuring of the Company's international and intercompany financing arrangements.

    Equity and other earnings of associated companies increased to $6.9 million for the six months ended June 30, 1997 from $1.0 million in 1996 due to the inclusion of payment-in-kind dividends and the Company's proportionate share of the loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Notes 3 and 4 to the Company's financial statements.

    Net earnings increased to $50.0 million for the six months ended June 30, 1997 from $36.7 during the same period in 1996. Fully diluted earnings per share increased to $0.74 per share in 1997 from $0.60 per share during the same period in 1996.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    During the six months ended June 30, 1997 the Company acquired 47 funeral homes and 85 cemeteries in the United States and four funeral homes in Canada for consideration of approximately $271 million. During the same period in 1996, the Company acquired 83 funeral homes, 58 cemeteries and two insurance companies for consideration of approximately $362 million. Included in the 1996 acquisitions was the purchase of certain net assets of S.I. Acquisition Associates L.P., for $155.8 million.

    As of July 31, 1997, the Company had signed agreements, some of which are non-binding, for the acquisition of 76 additional funeral homes and 61 additional cemeteries aggregating approximately $214 million. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    In June 1997, in order to comply with state law, the Company disposed of all of its eighteen funeral homes in the state of Wisconsin. The aggregate proceeds from the sale of these properties was $18.5 million, resulting in a gain before taxes of $3.0 million. The Company continues to own cemeteries in Wisconsin and is actively pursuing cemetery acquisitions, however, in the future will not purchase any funeral homes in that state until such time as the regulatory issues related to ownership are resolved.

    On August 11, 1997 the Company announced that it had entered into an agreement to divest of its minority interest in Arbor Memorial Services Inc. for gross proceeds to the Company of approximately $69 million and an after-tax gain of approximately $16 million. The sale is subject to regulatory approval and is anticipated to be recorded in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company intends to fund its ongoing expansion programs through a combination of debt and equity offerings and borrowings under its credit facilities (described below). The Company plans to finance principal repayments on debt primarily through the issue of additional debt or equity or borrowings under revolving credit facilities and plans to ensure financing is available well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

    The Company's balance sheet at June 30, 1997, as compared to December 31, 1996, reflects changes principally from acquisitions during 1997, as described further in Note 2 to the Company's financial statements, and the equity issue (described below). In addition, during the last two years the Company has significantly expanded its cemetery preneed sales programs. Cemetery preneed sales typically are structured with low initial cash payments by the customer. The balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability. The increase in the level of preneed sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At June 30, 1997 the Company's long-term debt/equity ratio was 0.96:1, as a result of the recently completed 1997 equity issue (described below).

    In June 1997, the Company completed a public offering in the United States, Canada and internationally of 13,800,000 Common shares (including 1,800,000 Common shares issued pursuant to the underwriters' over-allotment option) for aggregate gross proceeds of $455 million. The net proceeds from the offering of approximately $437 million will be used for working capital and general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds were used to repay existing indebtedness.

    Also in June 1997, LGII filed a registration statement with the Securities and Exchange Commission ("SEC") for the future offering on a periodic basis of up to $500 million in debt securities. In addition, Loewen currently has registered with the SEC 5,000,000 Common shares for issuance in connection with prospective acquisitions for which the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). The Company issued 59,388 of such Common shares in connection with share-for-share acquisitions during 1997.

INDEBTEDNESS

    At June 30, 1997 LGII has outstanding four series of senior guaranteed notes (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Notes are guaranteed by Loewen and bear interest rates ranging from 7.50% to 8.25% and have terms of five to seven years.

    LGII also has a five-year $750 million secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility matures in May 2002 and bears interest at alternative rates selected by LGII. At June 30, 1997, the amount outstanding under the Revolving Credit Facility was $224 million, and such amount bore interest at 6.8% per annum. The Company is currently negotiating with its senior lenders to amend and expand this facility to $1.0 billion.

    In addition LGII and Loewen have outstanding at June 30, 1997 an aggregate of $208 million of senior amortizing notes, issued in five series (Series A through Series E) in 1991, 1993, and 1994 (the "Series A-E Amortizing Notes"). The Series A-E Amortizing Notes bear interest at rates ranging from 6.49% to 9.93% and have initial terms of seven to ten years.

    Loewen also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolving Credit Facility") and a Cdn.$35 million five-year term loan that will terminate in January 2000 (the "Canadian Term Loan"). A subsidiary of Loewen has a $106 million secured term loan due in July 2000 that was implemented in connection with the 1994 Management Equity Investment Plan (the "MEIP Loan").

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

RESTRICTIONS ON PAYMENT OF DIVIDENDS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions and provisions restricting payment of dividends on Common and preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At June 30, 1997, all of the Company's retained earnings were not restricted and available for payment of dividends under the most restrictive agreement. See
Note 5 to the Company's financial statements.

    In connection with the issuance of the MIPS by LGC in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 7 to the Company's financial statements.

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

ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against Loewen and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the MIPS, were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Loewen's Common shares against Loewen and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against Loewen, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania.

    The three class action complaints alleged that the defendants failed to disclose the Company's potential liability in connection with certain litigation with Gulf National Insurance Company and certain of its affiliates ("Gulf National"). The Pennsylvania class actions also alleged failure to disclose the Company's potential liability in connection with certain litigation with Provident American Corporation and one of its subsidiaries ("Provident"). The Company settled the lawsuits with Gulf National and Provident during the first quarter of 1996.

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

    On June 11, 1996, all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. Prior to the dismissal, the MIPS Underwriters had indicated to the Company that they would seek indemnity from the Company for costs incurred. The Company paid the MIPS Underwriters' costs through the date of dismissal. The Company expects that the MIPS Underwriters will seek further indemnity from the Company if any of the claims against the Underwriters are reinstated.

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

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in Clearwater, Florida. In early 1996, a related lawsuit, PALLADINO, ET AL. was filed by eight families and assigned to the same judge handling the Roe matter. In May 1996, Sean O'Sullivan filed a lawsuit against Osiris and LGII, and in July 1996, Karen Schneider filed a lawsuit against Osiris and LGII. The Roe and Palladino lawsuits ultimately were consolidated (the "Roe/Palladino Lawsuit"), and the Schneider lawsuit ultimately was dismissed when Karen Schneider became a plaintiff in the Roe/Palladino Lawsuit. O'Sullivan ultimately settled for a DE MINIMIS sum and dismissed his complaint. In October 1996, a Fifth Amended Complaint relating to the Roe/Palladino lawsuit was filed on behalf of a total of 150 plaintiff families. The Fifth Amended Complaint was dismissed for pleading deficiencies and a Sixth Amended Complaint (the "Complaint") was filed. A Motion to Dismiss the Complaint is currently pending before the Court.

    The gravamen of the Complaint is that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery. The specific claims include tortious interference with a dead body (intentionally and grossly negligent conduct so extreme and outrageous so as to imply malice) and negligent and intentional infliction of emotional distress. The Complaint also names Loewen and LGII as defendants (on an alter ego theory), and includes claims for negligent retention of certain cemetery employees. Each plaintiff identified in the Complaint is seeking damages in excess of $15,000, but the Complaint alleges aggregate damages in excess of $40,000,000. At the time the remains allegedly were disturbed, the Royal Palm Cemetery was owned by Osiris. Osiris was acquired by the Company in March 1995.

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

    A mediation was held in November 1996, but the parties did not reach an agreement. In January 1997, nearly 100 families settled their claims for DE MINIMIS sums, leaving the number of plaintiff families at 51.

In early July 1997, a new suit was filed by Hazel Garafolo and four other families, making essentially the same allegation as those made in the Roe/Palladino Lawsuit. On July 8, 1997, the parties met to again mediate in an attempt to resolve all claims made by plaintiff families relating to graves located in the first row (the row closest to the sprinkler line) ("First Row Plaintiffs"). All First Row Plaintiffs were included in the mediation. A tentative settlement of all claims made by these First Row Plaintiffs was reached at the mediation.

    Under the terms of the tentative settlement, the Company will pay $300,000 and the balance of the settlement and defense costs will be borne by the insurance carriers for Osiris and Loewen. It is anticipated that the settlement documentation will be completed and that the claims by the First Row Plaintiffs will be dismissed within the next several months. There are approximately seven families who remain as plaintiffs in the Roe/Palladino Lawsuit. None of the remaining plaintiff families are First Row Plaintiffs.

    Assuming that the tentative settlement is formalized, the Company believes that the settlement of all claims made by the First Row Plaintiffs and any ultimate liability to the seven families who remain as plaintiffs in the Roe/Palladino Lawsuit and associated costs would not have a material adverse effect on the Company's business, financial condition and results of operation.

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

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane filed, and the Court granted, preliminary challenges to the Third Amended Complaint. The Court also dismissed the claims against LGII for failure to state a claim upon which relief can be granted, although the Third Amended Complaint does continue on unaffected counts.

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

LAWSUITS RELATING TO FUNERAL INSURANCE POLICIES ISSUED BY AFFILIATES OF S.I.
  ACQUISITION ASSOCIATES, L.P.

    Three complaints have been filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets of S.I. in March 1996.

    The Company has determined that it is not possible to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's interim consolidated financial statements.

    FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET
     AL.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class or similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

    The FELDHEIM and DUFFY plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also alleged unfair trade practices in violation of Louisiana's trade practices law.

    Plaintiffs' petitions seek damages, penalties and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing is expected to take place in August and September 1997, with an oral argument scheduled a few months thereafter.

    MCMANUS ET AL. V. RABENHORST FUNERAL HOME ET AL.

    In May 1997, Mary C. McManus and five other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against Rabenhorst Funeral Home and several other defendants, including Hollabaugh-Seale Funeral Home, which was acquired by the Company in

March 1996 when the Company acquired the assets of S.I. Other than the Hollabaugh-Seale Funeral Home, the Company has no ownership or other relationship with any defendant in this case.

    Plaintiffs' complaint seeks a class action, compensatory damages, an injunction against the defendants' conduct, and additional unspecified relief. No specific factual allegations in the complaint are directed to acts of the Company or of Hollabaugh-Seale Funeral Home. As of the date hereof, no discovery has taken place.

OTHER

    No material developments occurred in connection with any other previously reported legal proceedings against the Company during the six months ended June 30, 1997.

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

(a) The Annual General Meeting of Shareholders of Loewen (the "AGM") was held on May 15, 1997.

(b) Not applicable, because (i) proxies for the AGM were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected.

(c) The following matters were voted upon at the meeting:

                                                                           NUMBER OF VOTES
                                                          --------------------------------------------------
                                                                                       WITHHELD/    BROKER
                                                              FOR         AGAINST     ABSTENTIONS  NON-VOTES
                                                          ------------  ------------  -----------  ---------
Election of directors
  Reverend Kenneth Sidney Bagnell.......................    38,140,559       0            498,679      0
  Dr. Earl Alan Grollman................................    38,140,614       0            498,624      0
  Charles Barnard Loewen................................    37,576,005       0          1,063,233      0
  Lawrence Miller.......................................    38,155,200       0            484,038      0

Appointment of KPMG as auditors.........................    38,584,829       0             36,719      0

Authorization of directors to fix the
  remuneration to be paid to the auditors...............    38,497,838       102,278       79,822      0

Amendments to the Employee Stock Option
  Plan (United States) to increase:

(a) the number of Common Shares issuable thereunder by
    1,000,000...........................................    28,925,109     8,798,639      875,990      0

(b) the number of Common Shares for which options may be
    granted thereunder in any one calendar year to any
    one participant by 300,000 Common Shares............    25,466,967    12,980,596      192,075      0

Amendments to the Employee Stock Option
  Plan (Canada) to increase:

(a) the number of Common Shares issuable thereunder by
    1,000,000...........................................    19,090,596    11,127,873    8,421,652      0

(b) the number of Common Shares for which options may be
    granted thereunder in any one calendar year to any
    one participant by 300,000 Common Shares............    17,342,755    12,816,399    8,480,967      0

Amendment to the Employee Stock Bonus
  Plan to increase the number of
  Common Shares issuable thereunder by
  50,000 Common Shares..................................    31,831,490     5,931,163      876,985      0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
   3     CHARTER DOCUMENTS

   3.1   Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British Columbia Registrar of Companies (the "Registrar") on October
           30, 1985(1)

   3.2   Altered Memorandum of the Registrant, filed with the Registrar on June 21,
           1996(2)

   3.3   Articles of the Registrant, restated, filed with the Registrar on March 1,
           1988, as amended on March 30, 1988, April 21, 1988, May 19, 1989, May
           28, 1992, May 20, 1993, June 29, 1994, December 21, 1995 and February 7,
           1996(3)

   4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

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

   4.7   Guaranty Agreement by Loewen re Series E Notes, dated for reference
           February 1, 1994(1)

   4.8.1 Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14,
           1994, amended and restated as of May 15, 1996 (the "MEIP Credit
           Agreement"), by and between Loewen Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent")(1)

   4.8.2 First Amendment to the MEIP Credit Agreement, dated as of December 2,
           1996(5)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
   4.8.3 Second Amendment to the MEIP Credit Agreement, dated as of April 30,
           1997(5)

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

   4.13 Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(6)

   4.14  MIPS Guarantee Agreement, dated August 15, 1994(6)

   4.15  Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between
           WLSP Investment Partners I Neweol Finance B.V., Electrolux Holdings
           B.V., Man Production Rotterdam B.V., Adinvest A.G., and Wachovia Bank of
           Georgia, N.A.(1)

   4.16 Indenture, dated as of March 20, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet
           National Bank as Trustee, with respect to Senior Guaranteed Notes of
           LGII(7)

   4.17  Form of Global Series 1 and 2 Outstanding Note of LGII(7)

   4.18  Form of Physical Series 1 and 2 Outstanding Note of LGII(7)

   4.19  Form of Global Series 1 and 2 Exchange Note of LGII(4)

   4.20  Form of Physical Series 1 and 2 Exchange Note of LGII(4)

   4.21  Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22.1 Credit Agreement, dated as of May 15, 1996 ("BMO Credit Agreement"), among
           LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

   4.22.2 First Amendment to BMO Credit Agreement, dated as of December 2, 1996(8)

   4.22.3 Second Amendment to BMO Credit Agreement, dated as of April 30, 1997(5)

   4.22.4 Commitment Letter regarding BMO Credit Agreement, dated as of April 14,
           1997(5)

   4.23  Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust
           Company, as trustee, Loewen, LGII and various other pledgers(4)

   4.24.1 Amended and Restated Operating Credit Agreement, dated for reference July
           15, 1996, between Loewen and Royal Bank of Canada(9)

   4.24.2 Third Amendment to Operating Credit Agreement, dated for reference July
           15, 1996, among Loewen, LGII and Royal Bank of Canada(9)

   4.25 Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as Trustee, with respect to the Series 3 and 4
           Notes(9)

   4.26  Form of Global Series 3 and 4 Outstanding Note of LGII(9)

   4.27  Form of Physical Series 3 and 4 Outstanding Note of LGII(9)

   4.28  Form of Global Series 3 and 4 Exchange Note of LGII(10)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
   4.29  Form of Physical Series 3 and 4 Exchange Note of LGII(10)

   4.30  Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

   4.31  Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee(8)

   4.33  Altered Memorandum of The Loewen Group Inc., filed with the British
           Columbia Registrar of Companies (the "Registrar") on June 21, 1996(11)

   4.34 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended(7)

   4.35  The Registrants hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Registrants. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10%
           of the consolidated total assets of LGII or Loewen.

  10     MATERIAL CONTRACTS

  10.1   Stock Purchase Agreement, dated as of March 16, 1995, by and between
           Osiris Holding Corporation and LGII(12)

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

  10.5 Shareholders' Agreement, dated as of February 9, 1996 by and between Loewen, LGII, J.J. O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein(3)

  10.6   Settlement Agreement and Mutual General Release effective as of February
           12, 1996, entered into on March 19, 1996, by and between Provident
           American Corporation, Provident Indemnity Life Insurance Company, Loewen
           and LGII(3)

  10.7   Registration Rights Agreement, dated as of March 20, 1996, by and between
           LGII, Loewen and the Initial Purchasers named therein(3)

  10.8   Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI,
           Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P.(3)

  10.9   Asset Purchase Agreement, dated as of March 26, 1996, by and between
           Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.(3)

 *10.10  Form of Indemnification Agreement with Outside Directors(13)

 *10.11  Form of Indemnification Agreement with Officers(13)

 *10.12  Form of The Loewen Group Inc. Severance Agreement(13)

 *10.13  The Loewen Group Inc. Severance Pay Plan(13)

 *10.14  Employment Agreement, dated August 19, 1988, by and between Loewen and Tim
           Hogenkamp(1)

 *10.15  Employment Agreement, dated March 6, 1990, by and between Loewen and Peter
           S. Hyndman(1)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
 *10.16  Employment Agreement, dated March 21, 1990, by and between Loewen and
           David FitzSimmon(1)

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

 *10.18  Employment Agreement, dated December 18, 1990, by and between Loewen and
           Peter W. Roberts(1)

 *10.19  Employment Agreement, dated April 12, 1991, by and between Loewen and
           Dwight Hawes(1)

 *10.20  Employment Agreement, dated October 9, 1991, by and between Loewen and
           Timothy A. Birch(1)

 *10.21  Consulting Agreement, dated July 18, 1994, by and between Loewen and
           Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.22  Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul
           Wagler(6)

 *10.23 Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller(1)

 *10.24  Employment Agreement, dated March 17, 1995, by and between Loewen and
           William R. Shane(1)

 *10.25  1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.26  Form of Executive Agreement executed by participants in the MEIP(6)

 *10.27 1994 Outside Director Compensation Plan as restated and amended as at January 9, 1997(11)

 *10.28  Severance Agreement, dated June 15, 1995, by and between Loewen and Robert
           Garnett(3)

 *10.29  Employee Stock Option Plan (United States), as restated and amended as at
           April 2, 1996(11)

 *10.30  Employee Stock Option Plan (Canada), as restated and amended as at April
           2, 1996(14)

 *10.31  Employment Agreement, dated April 30, 1996, by and between Loewen and
           Grant Ballantyne(6)

 *10.32 Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon(6)

 *10.33  Resignation and Release Agreement, effective June 10, 1996, by and between
           Loewen, LGII and Robert O. Wienke(6)

  11     STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

  27     FINANCIAL DATA SCHEDULE

  99     ADDITIONAL EXHIBITS

  99.1   Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime
           Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp.(15)

  99.2   Put/Call Agreement, dated as of August 25, 1996, by and among Blackstone,
           Blackstone Offshore Capital Partners II L.P. ("Blackstone Offshore"),
           Blackstone Family Investment Partnership II L.P. ("Blackstone Family"),
           PSI Management Direct L.P. ("PSI"), LGII and Loewen(15)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
  99.3   Stockholders' Agreement, dated as of August 26, 1996, by and among Prime
           Succession, Inc. (to be renamed Prime Succession Holdings, Inc.),
           Blackstone, Blackstone Offshore, Blackstone Family, PSI and LGII(15)

  99.4   Subscription Agreement, dated as of November 19, 1996, by and among Rose
           Hills Holdings Corp., Blackstone, Blackstone Rose Hills Offshore Capital
           Partners L.P. ("Blackstone Rose Hills"), Blackstone Family, Roses
           Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management Direct, L.P.
           ("RHI")(16)

  99.5 Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore, Blackstone Family, Blackstone Rose
           Hills, LGII, RDI, Loewen and RHI(16)

  99.6   Stockholders' Agreement, dated as of November 19, 1996, by and among Rose
           Hills, Blackstone, Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(16)

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

 (4) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended (File No. 333-03135)

 (5) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (6) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (7) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (8) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File No. 333-23747)

 (9) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

(10) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 15, 1996 (File No. 0-18429)

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(13) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(14) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated April 26, 1996, filed October 12, 1996, amended October 30, 1996 (File No. 0-18429)

(16) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

DATE OF REPORT                 ITEM NUMBER         DESCRIPTION
-----------------------  ------------------------  ---------------------------------------------------------------
March 24, 1997           Item 5. Other Events      Press release announcing the filing by Loewen and LGII of a
(filed April 1, 1997)                              U.S.$1 billion shelf registration statement

May 2, 1997              Item 5. Other Events      Update to the description of Loewen's Common shares contained
(filed May 2, 1997)                                in the Registration Statement on Form 20-F, filed by Loewen on
                                                   March 30, 1990 (File No. 0-18429)

May 5, 1997              Item 5. Other Events      Press release announcing financial results for the first
(filed May 7, 1997)                                quarter of 1997

May 21, 1997             Item 5. Other Events      Press release announcing cash dividends on Loewen's Common
(filed May 23, 1997)                               shares and 6% Cumulative Redeemable Convertible First Preferred
                                                   Shares, Series C

June 5, 1997             Item 5. Other Events      (a) Press release announcing that Loewen's Chairman and Chief
(filed June 11, 1997)                              Executive Officer has acquired additional Common shares

                                                   (b) Press release announcing that the underwriters of Loewen's recent equity offering exercised their over-allotment option in full, increasing the gross proceeds of the offering to $455 million

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE LOEWEN GROUP INC.

Date:  August 12, 1997          By:   /s/ PAUL WAGLER
                                      -----------------------------------------
                                Name: Paul Wagler
                                Title: SENIOR VICE-PRESIDENT, FINANCE
                                      AND CHIEF FINANCIAL OFFICER

Date:  August 12, 1997          By:   /s/ WILLIAM G. BALLANTYNE
                                      -----------------------------------------
                                Name: William G. Ballantyne
                                Title: SENIOR VICE-PRESIDENT, FINANCIAL CONTROL
                                      AND ADMINISTRATION
                                      (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER  DESCRIPTION                                                                  PAGE
------------------------------------------------------------------------------------------
   3     CHARTER DOCUMENTS

   3.1   Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British Columbia Registrar of Companies (the "Registrar") on October
           30, 1985(1)

   3.2   Altered Memorandum of the Registrant, filed with the Registrar on June 21,
           1996(2)

   3.3   Articles of the Registrant, restated, filed with the Registrar on March 1,
           1988, as amended on March 30, 1988, April 21, 1988, May 19, 1989, May
           28, 1992, May 20, 1993, June 29, 1994, December 21, 1995 and February 7,
           1996(3)

   4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

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

   4.7   Guaranty Agreement by Loewen re Series E Notes, dated for reference
           February 1, 1994(1)

   4.8.1 Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14,
           1994, amended and restated as of May 15, 1996 (the "MEIP Credit
           Agreement"), by and between Loewen Management Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent")(1)

   4.8.2 First Amendment to the MEIP Credit Agreement, dated as of December 2,
           1996(5)


 EXHIBIT
 NUMBER  DESCRIPTION                                                                  PAGE
------------------------------------------------------------------------------------------
   4.8.3 Second Amendment to the MEIP Credit Agreement, dated as of April 30,
           1997(5)

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

   4.13 Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(6)

   4.14  MIPS Guarantee Agreement, dated August 15, 1994(6)

   4.15  Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between
           WLSP Investment Partners I Neweol Finance B.V., Electrolux Holdings
           B.V., Man Production Rotterdam B.V., Adinvest A.G., and Wachovia Bank of
           Georgia, N.A.(1)

   4.16 Indenture, dated as of March 20, 1996, by and between LGII, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet
           National Bank as Trustee, with respect to Senior Guaranteed Notes of
           LGII(7)

   4.17  Form of Global Series 1 and 2 Outstanding Note of LGII(7)

   4.18  Form of Physical Series 1 and 2 Outstanding Note of LGII(7)

   4.19  Form of Global Series 1 and 2 Exchange Note of LGII(4)

   4.20  Form of Physical Series 1 and 2 Exchange Note of LGII(4)

   4.21  Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22.1 Credit Agreement, dated as of May 15, 1996 ("BMO Credit Agreement"), among
           LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

   4.22.2 First Amendment to BMO Credit Agreement, dated as of December 2, 1996(8)

   4.22.3 Second Amendment to BMO Credit Agreement, dated as of April 30, 1997(5)

   4.22.4 Commitment Letter regarding BMO Credit Agreement, dated as of April 14,
           1997(5)

   4.23  Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust
           Company, as trustee, Loewen, LGII and various other pledgers(4)

   4.24.1 Amended and Restated Operating Credit Agreement, dated for reference July
           15, 1996, between Loewen and Royal Bank of Canada(9)

   4.24.2 Third Amendment to Operating Credit Agreement, dated for reference July
           15, 1996, among Loewen, LGII and Royal Bank of Canada(9)

   4.25 Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as Trustee, with respect to the Series 3 and 4
           Notes(9)

   4.26  Form of Global Series 3 and 4 Outstanding Note of LGII(9)

   4.27  Form of Physical Series 3 and 4 Outstanding Note of LGII(9)

   4.28  Form of Global Series 3 and 4 Exchange Note of LGII(10)



 EXHIBIT
 NUMBER  DESCRIPTION                                                                  PAGE
------------------------------------------------------------------------------------------
   4.29  Form of Physical Series 3 and 4 Exchange Note of LGII(10)

   4.30  Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

   4.31  Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee(8)

   4.33  Altered Memorandum of The Loewen Group Inc., filed with the British
           Columbia Registrar of Companies (the "Registrar") on June 21, 1996(11)

   4.34 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended(7)

   4.35  The Registrants hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Registrants. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10%
           of the consolidated total assets of LGII or Loewen.

  10     MATERIAL CONTRACTS

  10.1   Stock Purchase Agreement, dated as of March 16, 1995, by and between
           Osiris Holding Corporation and LGII(12)

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

  10.5 Shareholders' Agreement, dated as of February 9, 1996 by and between Loewen, LGII, J.J. O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein(3)

  10.6   Settlement Agreement and Mutual General Release effective as of February
           12, 1996, entered into on March 19, 1996, by and between Provident
           American Corporation, Provident Indemnity Life Insurance Company, Loewen
           and LGII(3)

  10.7   Registration Rights Agreement, dated as of March 20, 1996, by and between
           LGII, Loewen and the Initial Purchasers named therein(3)

  10.8   Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI,
           Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P.(3)

  10.9   Asset Purchase Agreement, dated as of March 26, 1996, by and between
           Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.(3)

 *10.10  Form of Indemnification Agreement with Outside Directors(13)

 *10.11  Form of Indemnification Agreement with Officers(13)

 *10.12  Form of The Loewen Group Inc. Severance Agreement(13)

 *10.13  The Loewen Group Inc. Severance Pay Plan(13)

 *10.14  Employment Agreement, dated August 19, 1988, by and between Loewen and Tim
           Hogenkamp(1)

 *10.15  Employment Agreement, dated March 6, 1990, by and between Loewen and Peter
           S. Hyndman(1)


 EXHIBIT
 NUMBER  DESCRIPTION                                                                  PAGE
------------------------------------------------------------------------------------------
 *10.16  Employment Agreement, dated March 21, 1990, by and between Loewen and
           David FitzSimmon(1)

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

 *10.18  Employment Agreement, dated December 18, 1990, by and between Loewen and
           Peter W. Roberts(1)

 *10.19  Employment Agreement, dated April 12, 1991, by and between Loewen and
           Dwight Hawes(1)

 *10.20  Employment Agreement, dated October 9, 1991, by and between Loewen and
           Timothy A. Birch(1)

 *10.21  Consulting Agreement, dated July 18, 1994, by and between Loewen and
           Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.22  Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul
           Wagler(6)

 *10.23 Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller(1)

 *10.24  Employment Agreement, dated March 17, 1995, by and between Loewen and
           William R. Shane(1)

 *10.25  1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.26  Form of Executive Agreement executed by participants in the MEIP(6)

 *10.27 1994 Outside Director Compensation Plan as restated and amended as at January 9, 1997(11)

 *10.28  Severance Agreement, dated June 15, 1995, by and between Loewen and Robert
           Garnett(3)

 *10.29  Employee Stock Option Plan (United States), as restated and amended as at
           April 2, 1996(11)

 *10.30  Employee Stock Option Plan (Canada), as restated and amended as at April
           2, 1996(14)

 *10.31  Employment Agreement, dated April 30, 1996, by and between Loewen and
           Grant Ballantyne(6)

 *10.32 Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon(6)

 *10.33  Resignation and Release Agreement, effective June 10, 1996, by and between
           Loewen, LGII and Robert O. Wienke(6)

  11     STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

  27     FINANCIAL DATA SCHEDULE

  99     ADDITIONAL EXHIBITS

  99.1   Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime
           Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp.(15)

  99.2   Put/Call Agreement, dated as of August 25, 1996, by and among Blackstone,
           Blackstone Offshore Capital Partners II L.P. ("Blackstone Offshore"),
           Blackstone Family Investment Partnership II L.P. ("Blackstone Family"),
           PSI Management Direct L.P. ("PSI"), LGII and Loewen(15)


 EXHIBIT
 NUMBER  DESCRIPTION                                                                  PAGE
------------------------------------------------------------------------------------------
  99.3   Stockholders' Agreement, dated as of August 26, 1996, by and among Prime
           Succession, Inc. (to be renamed Prime Succession Holdings, Inc.),
           Blackstone, Blackstone Offshore, Blackstone Family, PSI and LGII(15)

  99.4   Subscription Agreement, dated as of November 19, 1996, by and among Rose
           Hills Holdings Corp., Blackstone, Blackstone Rose Hills Offshore Capital
           Partners L.P. ("Blackstone Rose Hills"), Blackstone Family, Roses
           Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management Direct, L.P.
           ("RHI")(16)

  99.5 Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore, Blackstone Family, Blackstone Rose
           Hills, LGII, RDI, Loewen and RHI(16)

  99.6   Stockholders' Agreement, dated as of November 19, 1996, by and among Rose
           Hills, Blackstone, Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(16)

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

 (4) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended (File No. 333-03135)

 (5) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (6) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (7) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (8) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File No. 333-23747)

 (9) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

(10) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 15, 1996 (File No. 0-18429)

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1 dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(13) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(14) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated April 26, 1996, filed October 12, 1996, amended October 30, 1996 (File No. 0-18429)

(16) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)