Form 10-Q
period 1997-09-30
LOEWEN GROUP INC
filed 1997-11-14
CIK 845577

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

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from             to

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of November 1, 1997, was 73,425,546.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
                as of September 30, 1997 and December 31, 1996...........    1

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                for the Three Months Ended September 30, 1997 and 1996
                and the Nine Months Ended September 30, 1997 and 1996....    2

          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                for the Nine Months Ended September 30, 1997 and 1996....    3

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.............    4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   18

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS...................................   28

          ITEM 5.    OTHER INFORMATION...................................   31

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................   32

SIGNATURES...............................................................   38

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997            1996
                                                   -------------   ------------
                                                    (UNAUDITED)
                                    ASSETS
Current assets
  Cash and term deposits.........................   $   18,588      $   18,059
  Receivables, net of allowances.................      245,658         187,617
  Inventories....................................       34,247          32,008
  Prepaid expenses...............................       11,907          11,545
                                                   -------------   ------------
                                                       310,400         249,229

Prearranged funeral services.....................      380,705         334,420
Long-term receivables, net of allowances.........      485,059         288,579
Investments......................................      287,694         266,228
Insurance invested assets........................      303,412         296,249
Cemetery property, at cost.......................      903,223         615,192
Property and equipment...........................      766,566         686,285
Names and reputations............................      606,367         558,710
Deferred income taxes............................      116,675          67,904
Other assets.....................................      147,947         134,143
                                                   -------------   ------------
                                                    $4,308,048      $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities.......   $  163,246      $  114,072
  Long-term debt, current portion................       73,472          79,580
                                                   -------------   ------------
                                                       236,718         193,652
Long-term debt...................................    1,600,991       1,416,345
Other liabilities................................      292,256         216,842
Insurance policy liabilities.....................      219,770         212,480
Deferred prearranged funeral services revenue....      380,705         334,420

Preferred securities of subsidiary...............       75,000          75,000

Shareholders' equity
  Common shares..................................    1,257,573         796,431
  Preferred shares...............................      157,146         157,146
  Retained earnings..............................       74,686          80,117
  Foreign exchange adjustment....................       13,203          14,506
                                                   -------------   ------------
                                                     1,502,608       1,048,200
                                                   -------------   ------------
                                                    $4,308,048      $3,496,939
                                                   -------------   ------------
                                                   -------------   ------------

Commitments and contingencies (Notes 3, 4, 8, 11 and 12)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                                    (UNAUDITED)
Revenue
  Funeral........................................................  $  140,400  $  130,788  $  442,510  $  397,760
  Cemetery.......................................................     109,559      77,706     313,974     198,912
  Insurance......................................................      24,177      22,959      67,997      51,021
                                                                   ----------  ----------  ----------  ----------
                                                                      274,136     231,453     824,481     647,693
Costs and expenses
  Funeral........................................................      97,640      80,427     278,115     237,854
  Cemetery.......................................................      81,614      51,852     216,769     136,192
  Insurance......................................................      20,885      16,987      55,975      39,922
                                                                   ----------  ----------  ----------  ----------
                                                                      200,139     149,266     550,859     413,968
                                                                   ----------  ----------  ----------  ----------
                                                                       73,997      82,187     273,622     233,725
Expenses
  General and administrative.....................................      45,905      17,953      86,150      50,275
  Restructuring costs............................................      36,911          --      36,911          --
  Depreciation and amortization..................................      17,709      14,303      51,109      39,005
                                                                   ----------  ----------  ----------  ----------
                                                                      100,525      32,256     174,170      89,280
                                                                   ----------  ----------  ----------  ----------
Earnings (loss) from operations..................................     (26,528)     49,931      99,452     144,445
Interest on long-term debt.......................................      30,609      22,925      94,252      62,471
Loss on early extinguishment of debt.............................       7,673          --       7,673          --
Other costs related to hostile takeover proposal.................          --       2,615          --       2,615
                                                                   ----------  ----------  ----------  ----------
Earnings (loss) before undernoted items..........................     (64,810)     24,391      (2,473)     79,359
Dividends on preferred securities of subsidiary..................       1,772       1,772       5,316       5,316
                                                                   ----------  ----------  ----------  ----------
Earnings (loss) before income taxes and
  undernoted items...............................................     (66,582)     22,619      (7,789)     74,043
Income taxes.....................................................     (23,146)      6,498      (7,446)     22,232
                                                                   ----------  ----------  ----------  ----------
                                                                      (43,436)     16,121        (343)     51,811
Equity and other earnings of associated companies................       2,599         793       9,474       1,815
                                                                   ----------  ----------  ----------  ----------
Net earnings (loss) for the period...............................  $  (40,837) $   16,914  $    9,131  $   53,626
Retained earnings, beginning of period...........................     117,906      62,497      80,117      36,439
Common share dividends...........................................          --          --      (7,370)     (6,631)
Preferred share dividends........................................      (2,383)     (2,410)     (7,192)     (6,433)
                                                                   ----------  ----------  ----------  ----------
Retained earnings, end of period.................................  $   74,686  $   77,001  $   74,686  $   77,001
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic earnings (loss) per Common share...........................  $    (0.59) $     0.25  $     0.03  $     0.84
Fully diluted earnings (loss) per Common share...................  $    (0.59) $     0.25  $     0.03  $     0.84
Dividend per Common share........................................  $       --  $       --  $     0.10  $     0.12

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        -------------  -----------
                                                                                               (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings........................................................................  $       9,131  $    53,626
  Items not affecting cash
    Depreciation and amortization.....................................................         51,109       39,005
    Gain on sale of investment........................................................         (1,845)        (206)
    Equity and other earnings of associated companies.................................         (9,474)      (1,815)
    Restructuring.....................................................................         14,631           --
  Common shares and debt issued for legal settlements.................................             --     (112,000)
  Other, including net changes in other non-cash balances.............................       (184,528)    (143,423)
                                                                                        -------------  -----------
                                                                                             (120,976)    (164,813)
                                                                                        -------------  -----------
Investing
  Business acquisitions...............................................................       (425,947)    (437,789)
  Construction of new facilities......................................................        (11,754)     (10,932)
  Investments, net....................................................................        (12,501)     (82,517)
  Purchase of insurance invested assets...............................................       (197,952)     (44,649)
  Proceeds on disposition and maturities of insurance invested assets.................        190,788       38,046
  Purchase of property and equipment..................................................        (43,583)     (18,207)
  Proceeds on disposition of assets...................................................         20,738        2,855
  Other...............................................................................        (12,454)     (15,365)
                                                                                        -------------  -----------
                                                                                             (492,665)    (568,558)
                                                                                        -------------  -----------
Financing
  Issue of Common shares, before income tax recovery..................................        452,888      299,833
  Issue of Preferred shares, before income tax recovery...............................             --      154,094
  Increase in long-term debt..........................................................      1,182,904      800,940
  Reduction in long-term debt.........................................................     (1,003,808)    (465,664)
  Common share dividends..............................................................         (7,370)      (6,631)
  Preferred share dividends...........................................................         (7,192)      (6,433)
  Current note payable................................................................             --      (38,546)
  Other...............................................................................         (2,767)     (18,864)
                                                                                        -------------  -----------
                                                                                              614,655      718,729
                                                                                        -------------  -----------
Increase (decrease) in cash and cash equivalents during the period....................          1,014      (14,642)
Effect of foreign exchange adjustment.................................................           (485)        (427)
Cash and cash equivalents, beginning of period........................................         18,059       39,454
                                                                                        -------------  -----------
Cash and cash equivalents, end of period..............................................  $      18,588  $    24,385
                                                                                        -------------  -----------
                                                                                        -------------  -----------

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

2.  ACQUISITIONS

    During the nine months ended September 30, 1997, the Company acquired 80 funeral homes and 145 cemeteries in the United States, and 22 funeral homes in Canada.

    During the nine months ended September 30, 1996, the Company acquired 115 funeral homes, 91 cemeteries and two insurance companies in the United States and nine funeral homes and one cemetery in Canada. Included in these acquisitions was the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsonville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all the outstanding shares of Ourso Investment Corporation. The S.I. assets included 15 funeral homes, two cemeteries and two insurance companies.

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

                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                1997           1996
                                                                            -------------  -------------
Current assets............................................................   $     6,186    $     8,793
Prearranged funeral services..............................................        22,766         17,975
Long-term receivables, net of allowances..................................        74,811         60,386
Insurance invested assets.................................................            --        185,971
Cemetery property, at cost................................................       262,133        161,975
Property and equipment....................................................        71,092         97,573
Names and reputations.....................................................        71,647        121,865
Other assets..............................................................           193          2,747
                                                                            -------------  -------------
                                                                                 508,828        657,285
Current liabilities.......................................................        (4,029)       (10,511)
Long-term debt............................................................        (2,291)       (22,330)
Other liabilities.........................................................       (53,795)       (44,195)
Insurance policy liabilities..............................................            --       (125,207)
Deferred income taxes.....................................................            --            722
Deferred prearranged funeral services revenue.............................       (22,766)       (17,975)
                                                                            -------------  -------------
                                                                             $   425,947    $   437,789
                                                                            -------------  -------------
                                                                            -------------  -------------
Consideration
  Cash, including assumed debt repaid at closing..........................   $   399,677    $   390,215
  Debt....................................................................        16,030         35,924
  Common shares...........................................................        10,240         11,650
                                                                            -------------  -------------
Purchase Price............................................................   $   425,947    $   437,789
                                                                            -------------  -------------
                                                                            -------------  -------------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended September 30, 1997 as if all such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
Revenues........................................................................  $  860,576  $  722,493
Net earnings....................................................................  $   11,788  $   58,456
Basic earnings per share........................................................  $     0.06  $     0.78
Fully diluted earnings per share................................................  $     0.05  $     0.78

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

    The Company accounts for its investment in Prime preferred stock by the cost method. For the nine months ended September 30, 1997, income of $4,763,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the nine months ended September 30, 1997, a loss of $1,938,000 was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

3. INVESTMENT IN PRIME SUCCESSION HOLDINGS, INC. ("PRIME") (CONTINUED) Summarized financial data for Prime are presented as follows:

                                                                            THREE MONTHS    NINE MONTHS
                                                                                ENDED          ENDED
                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                1997           1997
                                                                            -------------  -------------
Income statement information:
  Revenue.................................................................   $    22,809    $    71,368
  Gross margin............................................................         7,240         24,493
  Earnings from operations................................................         3,630         13,748
  Payment-in-kind dividend................................................         1,588          4,763
  Net loss attributable to common shareholders............................        (4,043)        (8,889)

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $    20,215    $   24,614
  Non-current assets......................................................       373,131       374,174
                                                                            -------------  ------------
  Total assets............................................................       393,346       398,788

  Current liabilities.....................................................        24,726        22,531
  Non-current liabilities.................................................       246,141       249,652
                                                                            -------------  ------------
  Total liabilities.......................................................       270,867       272,183

  Shareholders' equity....................................................       122,479       126,605

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

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the nine months ended September 30, 1997, income of $6,450,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

4.  INVESTMENT IN ROSE HILLS HOLDING CORP. ("RH HOLDINGS") (CONTINUED)
RH Holdings after deducting the payment-in-kind dividend. For the nine months ended September 30, 1997, a loss of $1,425,000 was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the interim consolidated balance sheet.

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

    Summarized financial data for RH Holdings are presented as follows:

                                                                            THREE MONTHS    NINE MONTHS
                                                                                ENDED          ENDED
                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                1997           1997
                                                                            -------------  -------------
Income statement information:
  Revenue.................................................................   $    16,798    $    52,664
  Gross margin............................................................        12,801         41,266
  Earnings from operations................................................         2,789         11,727
  Payment-in-kind dividend................................................         2,150          6,450
  Net loss attributable to common shareholders............................        (3,277)        (6,970)

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $    17,170    $   21,272
  Non-current assets......................................................       295,189       296,562
                                                                            -------------  ------------
  Total assets............................................................       312,359       317,834

  Current liabilities.....................................................        11,570        15,510
  Non-current liabilities.................................................       172,283       173,298
                                                                            -------------  ------------
  Total liabilities.......................................................       183,853       188,808

  Shareholders' equity....................................................       128,506       129,026

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

5.  LONG-TERM DEBT

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Bank revolving credit agreements....................................................   $    37,847    $  270,489
Management Equity Investment Plan bank term credit agreement
  due in 2001.......................................................................       105,596       107,583
Canadian bank term credit agreement due in 2000 (Cdn. $35,000,000)..................            --        25,536
9.70% Series A and C senior amortizing notes due in 1998............................        62,500        62,500
9.93% Series B senior amortizing notes due in 2001..................................        35,700        35,700
9.62% Series D senior amortizing notes due in 2003..................................        51,429        60,000
6.49% Series E senior amortizing notes due in 2004..................................        50,000        50,000
7.50% Series 1 senior notes due in 2001.............................................       225,000       225,000
7.75% Series 3 senior notes due in 2001.............................................       125,000       125,000
8.25% Series 2 and 4 senior notes due in 2003.......................................       350,000       350,000
6.10% Series 5 senior notes due in 2002.............................................       144,812            --
6.70% PATS senior notes due in 2009.................................................       300,000            --
Present value of notes issued under legal settlements discounted at
  an effective interest rate of 7.75%...............................................        39,115        40,000
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%..................................        24,515        34,681
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are
  secured by assets of certain subsidiaries.........................................       122,949       109,436
                                                                                      -------------  ------------
                                                                                         1,674,463     1,495,925
Less current portion................................................................        73,472        79,580
                                                                                      -------------  ------------
                                                                                       $ 1,600,991    $1,416,345
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    (a) Certain of the Company's loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At September 30, 1997, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement.

    (b) In September 1997, TLGI completed a public offering in Canada and a private placement in the United States of Cdn. $200,000,000 of 6.10% Series 5 Senior Guaranteed Notes due 2002 (the "Series 5 Senior Notes"). The net proceeds from the Series 5 Senior Notes offering will be used for working capital and general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds were used to reduce borrowings under bank revolving credit agreements. The Series 5 Senior Notes are guaranteed by LGII.

    (c) In September 1997, LGII expanded its $750,000,000 revolving credit facility to $1,000,000,000 (the "Revolving Credit Facility"). The expanded credit facility has two components, a $750,000,000 tranche which matures in September 2002 and a $250,000,000 364 day tranche which matures in September 1998. Each of the tranches bears interest at alternative market rates selected by LGII and has substantially the same terms and conditions as the previous $750,000,000 credit facility.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

5.  LONG-TERM DEBT (CONTINUED)
    (d) In September 1997, LGII completed a private placement in the United States of $300 million in pass-through asset trust senior guaranteed notes, due 2009 (the "PATS Senior Notes"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then current credit spread to the ten year United States Treasury rate. The PATS Senior Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The net proceeds from the PATS Senior Notes offering will be used for working capital and general corporate purposes including acquisitions. Pending use for such purposes, the net proceeds were used to reduce borrowings under the Revolving Credit Facility and the permanent repayment of three series of senior amortizing notes totaling approximately $100 million. The PATS Senior Notes are guaranteed by Loewen.

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of its subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. This senior lending group consists principally of the lenders under the senior notes and bank revolving and term credit agreements as well as the holders of certain letters of credit.

6.  SHARE CAPITAL

    In June 1997, the Company completed a public offering in the United States, Canada and internationally of 13,800,000 Common shares, including 1,800,000 Common shares issued pursuant to the underwriters' over-allotment option, for aggregate gross proceeds of approximately $455 million. The net proceeds of approximately $437 million will be used for working capital and other general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds were used to repay existing indebtedness.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

7.  PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)
    Summarized financial data for LGII are presented as follows:

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                          ----------------------  ----------------------
                                                             1997        1996        1997        1996
                                                          ----------  ----------  ----------  ----------
Income statement information:
  Revenue...............................................  $  255,359  $  214,535  $  766,406  $  596,705
  Gross margin..........................................      65,041      74,060     243,009     212,183
  Earnings (loss) from operations.......................     (20,228)     43,043      90,682     131,275
  Net earnings (loss)...................................     (58,654)      1,399     (55,955)     12,311

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  -------------
Balance sheet information:
  Current assets..........................................................   $   275,704    $   223,388
  Non-current assets......................................................     3,395,810      2,865,005
                                                                            -------------  -------------
  Total assets............................................................     3,671,514      3,088,393

  Current liabilities.....................................................       206,047        156,290
  Non-current liabilities.................................................     3,182,731      2,719,453
                                                                            -------------  -------------
  Total liabilities.......................................................     3,388,778      2,875,743

  Shareholders' equity....................................................       282,736        212,650

8.  LEGAL PROCEEDINGS AND CONTINGENCIES

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the MIPS, were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

    On November 4, 1997, the defendants and counsel for the class action plaintiffs reached an agreement in principle to settle the class actions. The Company has agreed to pay $5 million, notice costs and 50% of the administration costs, provided that the total notice and administration costs to be paid by the Company does not exceed $100,000. The settlement is subject to certain conditions, including review and approval by the Court.

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8.  LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    As previously reported in the Company's Report on Form 10-Q for the quarter ended June 30, 1997, the Company has settled the claims described below.

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in Clearwater, Florida. In early 1996, a related lawsuit, Palladino, et al. was filed by eight families and assigned to the same judge handling the Roe matter. The Roe and Palladino lawsuits ultimately were consolidated (the "Roe/Palladino Lawsuit"). In October 1996, a Fifth Amended Complaint relating to the Roe/Palladino lawsuit was filed on behalf of a total of 150 plaintiff families. Plaintiffs contended that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery, and alleged various tort claims.

    In July 1997, the parties settled all claims made by plaintiff families relating to graves located in the first row (the row closest to the sprinkler line) ("First Row Plaintiffs"). Under the terms of the settlement, the Company paid $300,000, the insurance carriers for Osiris and Loewen agreed to pay the balance of the settlement and defense costs, and the claims by the First Row Plaintiffs were dismissed. There are two families who remain as plaintiffs in the Roe/Palladino Lawsuit. Neither of the remaining plaintiff families are First Row Plaintiffs. The Company believes that any ultimate liability to the families who remain as plaintiffs in the Roe/Palladino Lawsuit and associated costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as coexecutor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

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

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8. LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED) request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET AL

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets of S.I. in March 1996.

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

8.  LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal is expected to be completed in December 1997 and oral argument is expected to be scheduled within a few months thereafter.

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

9.  RESTRUCTURING, STRATEGIC INITIATIVES AND OTHER COSTS

    The Company recorded pre-tax charges of approximately $81 million ($55 million after tax), representing restructuring, strategic initiatives and other costs. Such charges are associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance, and have been reflected in third quarter operating results. The charges made consisted of restructuring costs of approximately $37 million, which included severance of approximately 600 employees, closure of the Company's Cincinnati corporate office and asset write-downs related to realignment or elimination of under-performing locations. The strategic initiatives and other costs included approximately $17 million related to assets no longer conforming with the Company's strategic business initiatives, approximately $8 million in connection with early extinguishment of debt to reduce the Company's cost of financing, approximately $10 million of other costs including enhancement of centralization efficiencies, $6 million for litigation and approximately $3 million for other costs associated with the change in the Company's operating strategy.

10. HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, Service Corporation International ("SCI") publicly withdrew its unsolicited proposed offer to acquire the Company through an exchange offer announced in October 1996. SCI had proposed to exchange $45 worth of Common stock for each Common share of the Company tendered and $29.51 worth of Common stock for each Series C Preferred share of the Company tendered. In October 1996, the Board of Directors of the Company unanimously determined that the offer was inadequate

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

10. HOSTILE TAKEOVER PROPOSAL (CONTINUED) and not in the best interests of the Company or its shareholders and recommended that, if the offer were commenced, the Company's shareholders should not tender their shares.

11. SALE OF INVESTMENT IN ARBOR MEMORIAL SERVICES INC.

    In August 1997, the Company announced that it had entered into an agreement with Service Corporation International ("SCI") to sell its shareholdings in Arbor Memorial Services Inc. for a gain of approximately $25,000,000. The Canadian Competition Bureau's review of this transaction has been completed and the transaction is expected to close on November 18, 1997.

12. SUBSEQUENT EVENTS

    During the period from October 1, 1997 to November 1, 1997, the Company acquired seven funeral homes and 13 cemeteries. The aggregate cost of these transactions was approximately $33,000,000.

    As of November 1, 1997, the Company had committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's or LGII's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $178,000,000.

13. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                       ---------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                       ----------  ---------  ---------  ---------
EARNINGS
Net earnings (loss) in accordance with Canadian GAAP.................  $  (40,837) $  16,914  $   9,131  $  53,626
Effects of differences in accounting for:
    Insurance operations.............................................       1,482       (742)     1,726     (1,433)
    Income taxes (d).................................................         508        627      1,874      1,579
    Stock options....................................................          --         --       (174)        --
                                                                       ----------  ---------  ---------  ---------
Net earnings (loss) in accordance with United States GAAP............  $  (38,847) $  16,799  $  12,557  $  53,772
                                                                       ----------  ---------  ---------  ---------
                                                                       ----------  ---------  ---------  ---------
EARNINGS PER COMMON SHARE
Earnings per Common share in accordance with United States GAAP, are as follows:
    Primary earnings (loss) per Common share.........................  $    (0.56) $    0.24  $    0.08  $    0.84
    Fully diluted earnings (loss) per Common share...................  $    (0.56) $    0.24  $    0.08  $    0.82

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

13. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    The following average number of shares were used for the computation of primary and fully diluted earnings per Common share:

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                        THOUSANDS OF SHARES
Primary....................................................................     73,289     60,141     66,700     56,604
Fully diluted..............................................................     73,289     60,641     66,700     57,455

(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                                            --------------------------  ------------------------
                                                              CANADIAN       UNITED      CANADIAN      UNITED
                                                                GAAP      STATES GAAP      GAAP     STATES GAAP
                                                            ------------  ------------  ----------  ------------
Assets
    Long-term receivables, net of allowances..............  $    485,059   $  496,025   $  288,579   $  288,579
    Investments...........................................       287,694      250,354      266,228      230,911
    Insurance invested assets.............................       303,412      306,997      296,249      297,340
    Cemetery property.....................................       903,223    1,260,267      615,192      872,782
    Names and reputations.................................       606,367      638,681      558,710      586,847
    Other assets..........................................       147,947      172,866      134,143      153,604
Liabilities and Shareholders' Equity
    Insurance policy liabilities..........................       219,770      246,793      212,480      234,909
    Other liabilities.....................................       292,256      253,004      216,842      179,944
    Deferred income taxes.................................      (116,675)     298,307      (67,904)     239,617
    Common shares.........................................     1,257,573    1,283,839      796,431      822,378
    Retained earnings.....................................        74,686       59,819       80,117       61,824
    Unrealized gains on securities available
      for sale............................................            --        7,976           --          933
    Foreign exchange adjustment...........................        13,203      (17,437)      14,506      (16,171)

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

13. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                               1997        1996
                                                                                             ---------  ----------
Non-cash debt and share consideration on acquisitions......................................  $  26,270  $   47,574
Note receivable from sale of subsidiaries..................................................     15,725          --
Common shares and debt issued for legal settlements........................................         --     112,000
Dividends payable on preferred shares......................................................      2,383       2,410

(d) ACCOUNTING FOR INCOME TAXES

    Included in the net effects of accounting for income taxes is approximately $1,138,000 additional gain related to the sale of subsidiaries and approximately $300,000 related to the write-down of assets associated with the Company's restructuring charge. Under United States GAAP, the gain on the sale of subsidiaries is higher and the write-down of assets is lower than under Canadian GAAP as a result of the Company's initial adoption of Financial Accounting Standard ("FAS") 109, which resulted in a cumulative effect adjustment related to properties acquired by the Company prior to January 1, 1993.

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

OVERVIEW

    The Company is the second largest operator of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at November 1, 1997, the Company operated 1,042 funeral homes throughout the United States and Canada. This included 900 funeral homes in the United States and 142 funeral homes in Canada. In addition, as at such date, the Company operated 464 cemeteries in the United States and six cemeteries in Canada. As at November 1, 1997, the Company also operated four insurance subsidiaries which sell a variety of life insurance products, primarily to fund funerals purchased through a pre-need arrangement.

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

    Due to the successful implementation of its business strategy, the Company has grown from 489 locations at December 31, 1992 to 1,512 locations at November 1, 1997. However, the Company's dramatic growth has resulted in increased regional infrastructure and field level staffing. After reviewing the Company's operating performance for the first six months of 1997 and reviewing budgets for the balance of 1997, it was determined that certain changes were necessary to improve the long-term financial performance of the Company. In an effort to reduce operating costs and reduce general and administrative expenses as a percentage of revenue, the Company performed a detailed review of the principal components of its operational, administrative and capital structure. On September 15, 1997 the Company announced that it would record pre-tax charges of approximately $80 million ($55 million after-tax) in the third quarter of 1997, representing restructuring, strategic initiative and other costs, the impact of which is reflected in the discussion of results of operation. The majority of the anticipated future savings from these initiatives are associated with the Company's efforts to more fully integrate its field and administrative operations, including clustering of funeral home and cemetery locations, and are expected to favorably impact gross margins in the Company's funeral and cemetery divisions. These initiatives are also expected to produce savings, as a percentage of revenue, in general and administrative expenses and interest costs. The Company believes that the benefits of the initiatives should start to be realized in results for the fourth quarter of 1997.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and the nine months ended September 30, 1997 and 1996, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of total revenue except income taxes which are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies. The operating results below for both the three month and the nine month periods in 1997 include the impact of the restructuring and other charges announced on September 15, 1997 and referred to in the overview.

                                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   140.4  $   130.8       51.2       56.5
  Cemetery...................................................................      109.6       77.7       40.0       33.6
  Insurance..................................................................       24.2       22.9        8.8        9.9
                                                                               ---------  ---------
    Total....................................................................  $   274.2  $   231.4      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------
Gross margin
  Funeral....................................................................  $    42.8  $    50.4       30.5       38.5
  Cemetery...................................................................       27.9       25.8       25.5       33.3
  Insurance..................................................................        3.3        6.0       13.6       26.0
                                                                               ---------  ---------
    Total....................................................................  $    74.0  $    82.2       27.0       35.5
                                                                               ---------  ---------
                                                                               ---------  ---------
Expenses
  General and administrative.................................................       45.9       18.0       16.8        7.8
  Restructuring costs........................................................       36.9         --       13.4         --
  Depreciation and amortization..............................................       17.7       14.3        6.5        6.2
                                                                               ---------  ---------
Earnings/(loss) from operations..............................................      (26.5)      49.9       (9.7)      21.6
Interest on long-term debt...................................................       30.6       22.9       11.2        9.9
Loss on early extinguishment of debt.........................................        7.7         --        2.8         --
Other costs related to hostile takeover proposal.............................         --        2.6         --        1.1
Dividends on preferred securities of subsidiary..............................        1.8        1.8        0.6        0.8
Income taxes.................................................................      (23.2)       6.5        n/a       28.7
                                                                               ---------  ---------
                                                                                   (43.4)      16.1      (15.8)       7.0
Equity and other earnings of associated companies............................        2.6        0.8        0.9        0.3
                                                                               ---------  ---------
Net earnings/(loss)..........................................................  $   (40.8) $    16.9      (14.9)       7.3
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1996

    Consolidated revenue increased 18% to $274.2 million in the three months ended September 30, 1997 from $231.4 million during the same period in 1996. Consolidated gross margin decreased 10% to $74.0 million in 1997 from $82.2 million during the same period in 1996. The reduction in gross margin was due to the significantly lower margin contribution from the funeral division as well as a decrease in the insurance division contribution. As a percentage of revenue, consolidated gross margin percentage decreased to 27.0% in 1997 from 35.5% in 1996, due to declines in the gross margin percentages of the Company's funeral home, cemetery and insurance businesses, which are discussed below.

    Funeral revenue increased 7% to $140.4 million for the three months ended September 30, 1997 compared to $130.8 million for the same period in 1996, due to acquisitions. The number of funeral services performed at locations in operation for the three months ended September 30, 1996 and 1997 ("Established Locations") declined by 4.5% from 1996 to 1997; however, this was largely offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 30.7% in 1997 from 38.5% in 1996, as revenue decreased $0.7 million and costs increased $8.2 million. The increase in cost of sales was primarily due to an additional accounts receivable reserve of approximately $4.0 million as well as certain other incremental charges in the third quarter of 1997 versus 1996, aggregating approximately $2.0 million. Overall funeral gross margin as a percentage of funeral revenue decreased to 30.5% in 1997 from 38.5% in 1996 as a result of the decrease in funeral margin at Established Locations together with the lower margins on acquired funeral locations.

    Cemetery revenue increased 41% to $109.6 million for the three months ended September 30, 1997 compared to $77.7 million during the same period in 1996, primarily due to acquisitions. For Established Locations, cemetery gross margin decreased to 31.3% in 1997 from 33.2% in 1996, primarily as a result of an increase in revenue of $6.5 million, offset by a $2.7 million increase in costs. Overall cemetery gross margin percentage decreased to 25.5% in 1997 from 33.3% in 1996. The decrease in overall cemetery gross margin percentage was principally a result of (i) lower cemetery revenue of $3.1 million attributable to imputed interest on non-interest bearing installment contract sales in 1997,
(ii) $2.2 million in cemetery cost of sales related to the write-off of certain costs related to the National Baptist Convention program initiated during 1995 and terminated in the third quarter of 1997, and (iii) $1.9 million in cemetery cost of sales related to a write-down of cemetery accounts receivable.

    Insurance revenue increased to $24.2 million for the three months ended September 30, 1997 from $22.9 million during the same period in 1996. Insurance gross margin decreased from 26.0% to 13.6% primarily due to the inclusion in 1996 of a revision to actuarial assumptions in the amount of $1.6 million.

    For the three months ended September 30, 1997, general and administrative expenses increased to $45.9 million from $18.0 million in 1996. Included in general and administrative expenses for the three months ended September 30, 1997 are charges of (i) $9.9 million attributable to management's decision to sever covenant not to compete agreements with former owners in regions where the local marketplace has changed and the restrictive covenants no longer have value to the Company, (ii) $6.0 million for litigation, (iii) $4.6 million for the write-off of acquisition costs associated with acquisitions that management determined during the third quarter to no longer pursue, and (iv) $3.5 million of software and other costs associated with a change in the Company's operating strategy. Without reflecting the impact of these charges, general and administrative expenses for the three months ended September 30, 1997 increased $3.9 million over the same period in 1996 due to the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, but as a percentage of revenue remained at 7.8%.

    The Company recognized a restructuring charge of $36.9 million for the third quarter. After reviewing the Company's operating performance for the first six months of 1997 and reviewing budgets for the balance of 1997, it was determined that certain changes were necessary to improve the long-term financial performance of the Company. In an effort to reduce operating costs and general and administrative expenses as a percentage of revenue, the Company performed a detailed review of the principal components of its operational, administrative and capital structure. The majority of the anticipated future savings from these initiatives are associated with the Company's efforts to more fully integrate its field and administrative operations, including clustering of funeral home and cemetery locations, and are expected to favorably impact gross margins in the Company's funeral and cemetery divisions. These initiatives are also expected to produce savings, as a percentage of revenue, in general and administrative expenses. The charge is principally composed of (i) $22.7 million related to the severance of 545 employees in operating locations where the Company was not achieving the full benefits of local staffing synergies, (ii) $6.3 million in fixed asset write-downs as a result of management's decision to curtail or sell certain underperforming locations as part of the reorganization strategy, and (iii) $7.3 million for lease termination, severance of 47 employees and other expenses related to the closure of the Company's Cincinnati corporate office.

    Interest expense on long-term debt increased by $7.7 million for the three months ended September 30, 1997 primarily as a result of additional borrowings by the Company to finance its expansion programs.

    Loss on early extinguishment of debt of $7.7 million relates to the prepayment on September 26, 1997 of a Canadian $35 million term credit facility and the prepayment on October 17, 1997 of three series of senior amortizing notes totaling approximately $100 million pursuant to an irrevocable prepayment notice dated September 23, 1997.

    The income tax recovery of $23.2 million for the three months ending September 30, 1997, due to the loss position for the 1997 quarter, compares to an income tax expense of $6.5 million and an effective tax rate of 28.7% during the same period in 1996.

    Equity and other earnings of associated companies increased to $2.6 million for the three months ended September 30, 1997 from $0.8 million in 1996 due to the inclusion of payment-in-kind dividends and the Company's proportionate share of the loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Notes 3 and 4 to the Company's financial statements.

    The net loss for the three months ended September 30, 1997 was $40.8 million as compared to net earnings of $16.9 million during the same period in 1996. The net loss for the period was due to the charges referred to in the above discussion of the operating results for the three months ended September 30, 1997. Fully diluted loss per share was $0.59 per share in 1997 compared to net earnings of $0.25 per share during the same period in 1996.

                                                                                   NINE MONTHS           NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   442.5  $   397.8       53.7       61.4
  Cemetery...................................................................      314.0      198.9       38.1       30.7
  Insurance..................................................................       68.0       51.0        8.2        7.9
                                                                               ---------  ---------
    Total....................................................................  $   824.5  $   647.7      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------
Gross margin
  Funeral....................................................................  $   164.4  $   159.9       37.2       40.2
  Cemetery...................................................................       97.2       62.7       31.0       31.5
  Insurance..................................................................       12.0       11.1       17.7       21.8
                                                                               ---------  ---------
    Total....................................................................  $   273.6  $   233.7       33.2       36.1
                                                                               ---------  ---------
                                                                               ---------  ---------
Expenses
  General and administrative.................................................       86.1       50.3       10.4        7.8
  Restructuring costs........................................................       36.9         --        4.5         --
  Depreciation and amortization..............................................       51.1       39.0        6.2        6.0
                                                                               ---------  ---------
Earnings from operations.....................................................       99.5      144.4       12.1       22.3
Interest on long-term debt...................................................       94.3       62.5       11.4        9.7
Loss on early extinguishment of debt.........................................        7.7         --        0.9         --
Other costs related to hostile takeover proposal.............................         --        2.6         --        0.4
Dividends on preferred securities of subsidiary..............................        5.3        5.3        0.6        0.8
Income taxes.................................................................       (7.5)      22.2        n/a       30.0
                                                                               ---------  ---------
                                                                                    (0.3)      51.8        0.0        8.0
Equity and other earnings of associated companies............................        9.4        1.8        1.1        0.3
                                                                               ---------  ---------
Net earnings.................................................................  $     9.1  $    53.6        1.1        8.3
                                                                               ---------  ---------
                                                                               ---------  ---------

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1996

    Consolidated revenue increased 27% to $824.5 million in the nine months ended September 30, 1997 from $647.7 million during the same period in 1996. Consolidated gross margin increased 17% to $273.6 million in 1997 from $233.7 million during the same period in 1996. As a percentage of revenue, consolidated gross margin decreased to 33.2% in 1997 from 36.1% in 1996, primarily due to a significant decline in the funeral division gross margin percentage.

    Funeral revenue increased 11% to $442.5 million for the nine months ended September 30, 1997 compared to $397.8 million for the same period in 1996, due to acquisitions. The number of funeral services performed at locations in operation for the nine months ended September 30, 1996 and 1997 ("Established Locations") declined by 3.2% from 1996 to 1997; however, this was offset by a higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 37.8% in 1997 from 40.2% in 1996, as the $0.7 million increase in revenue was offset by a $10.3 million increase in costs. The increase in cost of sales was primarily due to an additional accounts receivable reserve of $4.0 million as well as certain other incremental charges in the third quarter of 1997 versus 1996, aggregating approximately $2.0 million. Overall funeral gross margin as a percentage of funeral revenue decreased to 37.2% in 1997 from 40.2% in 1996, as a result of the decrease in funeral margin at Established Locations together with the lower margins on acquired funeral locations.

    Cemetery revenue increased 58% to $314.0 million for the nine months ended September 30, 1997 compared to $198.9 million during the same period in 1996, primarily due to acquisitions. Cemetery gross margin percentage decreased to 31.0% in 1997 from 31.5% in 1996 as a result of (i) lower cemetery revenue of $3.1 million attributable to imputed interest on non-interest bearing installment contract sales in 1997, (ii) $2.2 million in cemetery cost of sales related to the write-off of certain costs related to the National Baptist Convention program initiated during 1995 and terminated in the third quarter of 1997, (iii) $1.9 million to cemetery cost of sales related to a write-down of cemetery accounts receivable, and (iv) partially offset by an increase in preneed sales. For Established Locations, cemetery gross margin increased to 31.6% in 1997 from 31.3% in 1996, primarily as a result of an increase in revenue of $12.4 million, offset by an $8.0 million increase in costs.

    Insurance revenue increased to $68.0 million for the nine months ended September 30, 1997 from $51.0 million during the same period in 1996. The increase was due primarily to the integration of the March 1996 acquisition of certain net assets of S.I. Acquisition Associates, L.P. ("S.I.") for $156 million (including related costs), which assets included two insurance companies. The full benefit of this acquired operation was not reflected in the results for the nine month period ended September 30, 1996 because the acquisition was consummated late in the first quarter of 1996. Insurance gross margin decreased from 21.8% to 17.7% primarily due to the inclusion in 1996 of a revision to actuarial assumptions in the amount of $1.6 million.

    For the nine months ended September 30, 1997, general and administrative expenses increased to $86.1 million from $50.3 million in 1996. Included in general and administrative expenses for the 1997 period are charges of (i) $9.9 million attributable to management's decision to sever covenant not to compete agreements with former owners in regions where the local marketplace has changed and the restrictive covenants no longer have value to the Company, (ii) $6.0 million for litigation, (iii) $4.6 million for the write-off of acquisition costs associated with acquisitions that management determined during the third quarter to no longer pursue, and (iv) $3.5 million of software and other costs associated with a change in the Company's operating strategy. Also included in general and administrative expenses for the 1997 period is a $3.0 million gain related to the sale of certain funeral home properties in Wisconsin (see -- Acquisitions, Investments and Capital Expenditures). Without reflecting the impact of these charges and the gain, general and administrative expenses for the nine months ended September 30, 1997 increased $14.8 million over the same period in 1996 due to the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations.

    The Company recognized a restructuring charge of $36.9 million for the third quarter. After reviewing the Company's operating performance for the first six months of 1997 and reviewing budgets for the balance of 1997, it was determined that certain changes were necessary to improve the long-term financial performance of the Company. In an effort to reduce operating costs and reduce general and administrative expenses as a percentage of revenue, the Company performed a detailed review of the principal components of its operational, administrative and capital structure. The majority of the anticipated future savings from these initiatives are associated with the Company's efforts to more fully integrate its field and administrative operations, including clustering of funeral home and cemetery locations, and are expected to favorably impact gross margins in the Company's funeral and cemetery divisions. These initiatives are also expected to produce savings, as a percentage of revenue, in general and administrative expenses. The charge is principally composed of (i) $22.7 million related to the employee severance of 545 employees in operating locations where the Company was not achieving the full benefits of local staffing synergies and as a result operating costs were too high, (ii), $6.3 million in fixed asset write-downs as a result of management's decision to curtail or sell certain underperforming locations as part of the reorganization strategy, and (iii) $7.3 million for lease termination, severance of 47 employees and other expenses related to the closure of the Company's Cincinnati corporate office.

    Interest expense on long-term debt increased by $31.8 million for the nine months ended September 30, 1997 primarily as a result of additional borrowings by the Company to finance its expansion programs.

    Loss on early extinguishment of debt of $7.7 million relates to the prepayment on September 26, 1997 of a Canadian $35 million term credit facility and the prepayment on October 17, 1997 of three series of senior amortizing notes totaling approximately $100 million pursuant to an irrevocable prepayment notice dated September 23, 1997.

    The income tax recovery of $7.5 million for the nine months ending September 30, 1997, due to the loss position for the 1997 quarter, compares to an income tax expense of $22.2 million and an effective tax rate of 30.0% during the same period in 1996.

    Equity and other earnings of associated companies increased to $9.4 million for the nine months ended September 30, 1997 from $1.8 million in 1996 due to the inclusion of payment-in-kind dividends and the Company's proportionate share of the loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Notes 3 and 4 to the Company's financial statements.

    Net earnings decreased to $9.1 million for the nine months ended September 30, 1997 from $53.6 million during the same period in 1996 due to the charges incurred in the third quarter of 1997. Fully diluted earnings per share decreased to $0.03 per share in 1997 from $0.84 per share during the same period in 1996.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    During the nine months ended September 30, 1997 the Company acquired 80 funeral homes and 145 cemeteries in the United States and 22 funeral homes in Canada for consideration of approximately $426 million. During the same period in 1996, the Company acquired 124 funeral homes, 92 cemeteries and two insurance companies for consideration of approximately $438 million. Included in the 1996 acquisitions was the purchase of certain net assets of S.I. Acquisition Associates L.P., for $156 million.

    As of November 1, 1997, the Company had signed agreements, some of which are non-binding, for the acquisition of 55 additional funeral homes and 45 additional cemeteries for consideration of approximately $178 million. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    On June 30, 1997, in order to comply with state law, the Company disposed of all of its eighteen funeral homes in the state of Wisconsin. The aggregate proceeds from the sale of these properties was $18.5 million, resulting in a gain before taxes of $3.0 million. The Company continues to own cemeteries in Wisconsin. However, in the future the Company will not purchase any funeral homes in that state until such time as the regulatory issues related to ownership of both funeral homes and cemeteries are resolved.

    On August 8, 1997 the Company announced that it had entered into an agreement with Service Corporation International ("SCI") to sell its shareholdings in Arbor Memorial Services Inc., for a gain of approximately $25 million. The Canadian Competition Bureau's review of this transaction has been completed and the transaction is expected to close on November 18, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company intends to fund its ongoing expansion programs through a combination of debt and equity offerings and borrowings under its credit facilities. The Company plans to finance principal repayments on debt primarily through the issuance of additional debt or equity or borrowings under revolving credit facilities and plans to ensure financing is available well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility.

    The Company's balance sheet at September 30, 1997, as compared to December 31, 1996, reflects changes principally from acquisitions during 1997, as described in Note 2 to the Company's financial statements, and the 1997 Financings (described below). In addition, during the past two years the Company has significantly expanded its cemetery and funeral preneed sales programs. The rapid growth in preneed sales has contributed to the negative cashflow from operations. Preneed sales are typically structured with low initial cash payments by the customers which do not offset the cash costs of establishing and supporting a growing preneed sales program. For cemetery preneed sales, the balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability and, accordingly, the increase in the level of preneed cemetery sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At December 31, 1996 the Company's long-term debt/equity ratio was 1.4:1 and at September 30, 1997 the Company's long-term debt/equity ratio was 1.1:1 largely due to the 1997 Common Share Offering (described below).

1997 FINANCINGS

    In June 1997, Loewen completed a public offering in Canada, the United States and internationally of 13,800,000 Common Shares (including 1,800,000 Common Shares issued pursuant to the underwriters' over-allotment option) for aggregate gross proceeds of approximately $455 million (the "1997 Common Share Offering"). The net proceeds from the 1997 Common Share Offering of approximately $437 million were used for working capital and general corporate purposes, including acquisitions.

    On September 26, 1997, Loewen completed a public offering in Canada and a private placement in the United States of Cdn. $200,000,000 of 6.10% Series 5 Senior Guaranteed Notes due 2002 (the "Series 5 Senior Notes"). The net proceeds from the Series 5 Senior Notes offering will be used for working capital and general corporate purposes, including acquisitions. Pending use for such purposes, the net proceeds were used to reduce borrowings under LGII's Revolving Credit Facility and the Canadian Revolving Credit Facility (defined below). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement."

    On September 29, 1997 LGII expanded its $750,000,000 revolving credit facility to $1,000,000,000 (the "Revolving Credit Facility"). The Revolving Credit Facility has two components, a $750 million tranche which matures in September 2002 and a $250 million 364-day tranche which matures in September 1998. Each of the tranches bears interest at alternative market rates selected by LGII and has substantially the same terms and conditions as the previous $750 million credit facility. The Revolving Credit Facility is secured in the manner described below under "Collateral Trust Agreement."

    On September 30, 1997, LGII completed a private placement in the United States of $300 million in pass-through asset trust senior guaranteed notes, due 2009 (the "PATS Senior Notes"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then current credit spread to the ten year United States Treasury rate. The PATS Senior Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The net proceeds from the PATS Senior Notes offering will be used for working capital and general corporate purposes including acquisitions. Pending use for such purposes, the net proceeds were used to reduce borrowings under the Revolving Credit Facility and for the permanent repayment of three series of senior amortizing notes totaling approximately $100 million. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

INDEBTEDNESS

    In addition to the Revolving Credit Facility and the PATS Senior Notes described above, LGII has outstanding four series of senior guaranteed notes aggregating $700 million (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.50% to 8.25% and have initial terms of five to seven years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $50 million. The Series E Amortizing Notes are guaranteed by Loewen and bear an interest rate of 6.49% and an initial term of ten years.

    In addition to the Series 5 Senior Notes, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $51 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and an initial term of ten years. Loewen also has a Cdn. $50 million revolving credit facility that matures in July 1999 (the "Canadian Revolving Credit Facility"). A subsidiary of Loewen has a $106 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2001 (the "MEIP Loan").

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis (the "Collateral Trust Agreement"). The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of its subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. This senior lending group consists principally of the lenders under the Series 1-4 Senior Notes, the Series D Amortizing Notes, the Series E Amortizing Notes, the Revolving Credit Facility, the Canadian Revolving Credit Facility, the MEIP Loan, the PATS Senior Notes and the Series 5 Senior Notes as well as the holders of certain letters of credit.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions and provisions restricting payment of dividends on Common and preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At September 30, 1997, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement. See Note 5 to the Company's financial statements.

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

SHARE REPURCHASE PROGRAM

    On September 15, 1997 the Company announced that it may, from time to time and subject to market and other conditions, repurchase up to approximately 3,600,000 of its Common Shares and up to 440,000 of its Series C Preferred Shares, through the facilities of the Toronto Stock Exchange, the Montreal Exchange and the New York Stock Exchange. As at November 1, 1997, no share repurchases had been made.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, LGC, and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the MIPS, were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

    On November 4, 1997, the defendants and counsel for the class action plaintiffs reached an agreement in principle to settle the class actions. The Company has agreed to pay $5 million, notice costs and 50% of the administration costs, provided that the total notice and administration costs to be paid by the Company does not exceed $100,000. The settlement is subject to certain conditions, including review and approval by the Court.

ROE ET AL., PALLADINO ET AL., O'SULLIVAN AND SCHNEIDER

    As previously reported in the Company's Report on Form 10-Q for the quarter ended June 30, 1997, the Company has settled the claims described below.

    In October 1995, Roe and 22 other families filed a lawsuit against LGII and Osiris in Florida Circuit Court in Clearwater, Florida. In early 1996, a related lawsuit, Palladino, et al. was filed by eight families and assigned to the same judge handling the Roe matter. The Roe and Palladino lawsuits ultimately were consolidated (the "Roe/Palladino Lawsuit"). In October 1996, a Fifth Amended Complaint relating to the Roe/Palladino lawsuit was filed on behalf of a total of 150 plaintiff families. Plaintiffs contended that in July 1992, employees of the Royal Palm Cemetery facility who were installing a sprinkler line disturbed the remains of infants in one section of the cemetery, and alleged various tort claims.

    In July 1997, the parties settled all claims made by plaintiff families relating to graves located in the first row (the row closest to the sprinkler line) ("First Row Plaintiffs"). Under the terms of the settlement, the Company paid $300,000, the insurance carriers for Osiris and Loewen agreed to pay the balance of the settlement and defense costs, and the claims by the First Row Plaintiffs were dismissed. There are two families who remain as plaintiffs in the Roe/Palladino Lawsuit. Neither of the remaining plaintiff families are First Row Plaintiffs. The Company believes that any ultimate liability to the families who remain as plaintiffs in the Roe/Palladino Lawsuit and associated costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as coexecutor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas in Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET AL

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets of S.I. in March 1996.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal is expected to be completed in December 1997 and oral argument is expected to be scheduled within a few months thereafter.

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

ITEM 5.  OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

    Management believes that the aggregate purchase price for acquisitions in 1997 will approximate $500 million. The foregoing statement and certain other statements made in this Form 10-Q, in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27-A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, the following important factors, among others, could cause acquisition levels and other future results to differ materially from estimates, predictions or projections.

    1. ACQUISITION LEVELS. The funeral services industry acquisition market is extremely competitive. The Company's competition for acquisitions includes four publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

    2. REVENUE AND MARGINS. The most significant component of increases in revenue is the level of acquisitions, discussed above. Revenue is also affected by the volume of services rendered, and the mix and pricing of services and products sold. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths, competitive pricing strategies, preneed sales and other sales programs implemented by the Company.

    3. LEGAL PROCEEDINGS. The Company's 1995 results were materially and adversely affected by the unanticipated outcome of certain legal proceedings. There currently are legal proceedings pending against the Company, the outcome of which could be material. The Company is unable to predict the outcome of such proceedings at this time.

    4. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to manage its growth by implementing appropriate management and administrative support structures, (ii) the cost of the Company's financing arrangements (including interest rates on long-term debt), (iii) the number of Common shares outstanding, (iv) competition, (v) the Company's effective tax rate, (vi) the accounting treatment of acquisitions and the valuation of assets, (vii) the amount and growth rate of the Company's general and administrative costs and (viii) changes in applicable accounting principles and governmental regulations.

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

   4.16  Indenture, dated as of March 20, 1996, by and between LGII, as issuer,
           Loewen, as guarantor of the obligations of LGII under the Indenture, and
           Fleet National Bank as Trustee, with respect to Senior Guaranteed Notes of LGII(7)

   4.17  Form of Global Series 1 and 2 Outstanding Note of LGII(7)

   4.18  Form of Physical Series 1 and 2 Outstanding Note of LGII(7)

   4.19  Form of Global Series 1 and 2 Exchange Note of LGII(4)

   4.20  Form of Physical Series 1 and 2 Exchange Note of LGII(4)

   4.21  Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22  Amended and Restated Credit Agreement, dated as of September 29, 1997
           ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs &
           Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent

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

   4.27  Form of Physical Series 3 and 4 Outstanding Note of LGII(9)

   4.28  Form of Global Series 3 and 4 Exchange Note of LGII(10)

   4.29  Form of Physical Series 3 and 4 Exchange Note of LGII(10)

   4.30  Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
   4.31  Indenture, dated as of September 26, 1997, between TLGI, as issuer, LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes

   4.32  Form of Series 5 Senior Guaranteed Note of TLGI

   4.33  Form of Senior Guarantee of TLGI's Series 5 Note

   4.34 Indenture, dated as of September 30, 1997, between LGII, as issuer, TLGI, as guarantor, and State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due 2009

   4.35  Form of Physical Senior Guaranteed Note due 2009 of LGII

   4.36  Form of Global Senior Guaranteed Note due 2009 of LGII

   4.37  Form of Senior Guarantee of LGII's Senior Guaranteed Note due 2009

   4.38  Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.39 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee(8)

   4.40  Altered Memorandum of The Loewen Group Inc., filed with the British
           Columbia Registrar of Companies (the "Registrar") on June 21, 1996(11)

   4.41 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended(7)

   4.42  The Registrants hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Registrants. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10%
           of the consolidated total assets of LGII or Loewen.

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

  10.7   Registration Rights Agreement, dated as of March 20, 1996, by and between
           LGII, Loewen and the Initial Purchasers named therein(3)

  10.8   Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI,
           Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P.(3)

  10.9   Asset Purchase Agreement, dated as of March 26, 1996, by and between
           Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.(3)

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
 *10.10  Form of Indemnification Agreement with Outside Directors(13)

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

 *10.31  Employment Agreement, dated April 30, 1996, by and between Loewen and
           Grant Ballantyne(6)

 *10.32 Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon(6)

 *10.33  Resignation and Release Agreement, effective June 10, 1996, by and between
           Loewen, LGII and Robert O. Wienke(6)

  11     STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

  27     FINANCIAL DATA SCHEDULE

 EXHIBIT
 NUMBER  DESCRIPTION
-----------------------------------------------------------------------------------
  99     ADDITIONAL EXHIBITS

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

(16) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

DATE OF REPORT                 ITEM NUMBER         DESCRIPTION
-----------------------  ------------------------  ---------------------------------------------------------------
July 17, 1997            Item 5. Other Events      Press release announcing Raymond L. Loewen's increase in share
(filed July 18, 1997)                              ownership of TLGI.

August 11, 1997          Item 5. Other Events      (a) Press release announcing TLGI's sale of its minority
(filed August 14, 1997)                            interest in Arbor Memorial Services, Inc.
                                                   (b) Press release announcing financial results for the second quarter of 1997.

September 5, 1997        Item 5. Other Events      Press release announcing the scheduled quarterly cash dividend
(filed September 5,                                on TLGI's 6% Cumulative Redeemable Convertible First Preferred
1997)                                              Shares, Series C.

September 9, 1997        Item 5. Other Events      Press release announcing the filing of a preliminary prospectus
(filed September 9,                                with Canadian securities regulatory authorities for a public
1997)                                              debt offering in Canada.

September 16, 1997       Item 5. Other Events      Press release announcing a series of strategic initiatives
(filed September 16,                               designed to streamline operations, reduce costs and build a
1997)                                              stronger foundation for future growth.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE LOEWEN GROUP INC.

Date:  November 13, 1997        By:   /s/ PAUL WAGLER
                                      -----------------------------------------
                                Name: Paul Wagler
                                Title: SENIOR VICE-PRESIDENT, FINANCE
                                      AND CHIEF FINANCIAL OFFICER

Date:  November 13, 1997        By:   /s/ WILLIAM G. BALLANTYNE
                                      -----------------------------------------
                                Name: William G. Ballantyne
                                Title: SENIOR VICE-PRESIDENT, FINANCIAL CONTROL
                                      AND ADMINISTRATION
                                      (CHIEF ACCOUNTING OFFICER)

                                 INDEX TO EXHIBITS


 EXHIBIT
 NUMBER  DESCRIPTION                                                                   PAGE
-------------------------------------------------------------------------------------------
   3     CHARTER DOCUMENTS

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

   4.8.2 First Amendment to the MEIP Credit Agreement, dated as of December 2,
           1996(5)

 EXHIBIT
 NUMBER  DESCRIPTION                                                                   PAGE
-------------------------------------------------------------------------------------------
   4.8.3 Second Amendment to the MEIP Credit Agreement, dated as of April 30,
           1997(5)

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

   4.18  Form of Physical Series 1 and 2 Outstanding Note of LGII(7)

   4.19  Form of Global Series 1 and 2 Exchange Note of LGII(4)

   4.20  Form of Physical Series 1 and 2 Exchange Note of LGII(4)

   4.21  Form of Senior Guarantee of LGII's Series 1 and 2 Notes(4)

   4.22  Amended and Restated Credit Agreement, dated as of September 29, 1997
           ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs &
           Co., as the documentation agent and Bank of Montreal, as issuer, swingline lender and agent(4)

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

   4.27  Form of Physical Series 3 and 4 Outstanding Note of LGII(9)

   4.28  Form of Global Series 3 and 4 Exchange Note of LGII(10)

   4.29  Form of Physical Series 3 and 4 Exchange Note of LGII(10)

   4.30  Form of Senior Guarantee of LGII's Series 3 and 4 Notes(6)

 EXHIBIT
 NUMBER  DESCRIPTION                                                                   PAGE
-------------------------------------------------------------------------------------------
   4.31  Indenture, dated as of September 26, 1997, between TLGI, as issuer, LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes

   4.32  Form of Series 5 Senior Guaranteed Note of TLGI

   4.33  Form of Senior Guarantee of TLGI's Series 5 Note

   4.34 Indenture, dated as of September 30, 1997, between LGII, as issuer, TLGI, as guarantor, and State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due 2009

   4.35  Form of Physical Senior Guaranteed Note due 2009 of LGII

   4.36  Form of Global Senior Guaranteed Note due 2009 of LGII

   4.37  Form of Senior Guarantee of LGII's Senior Guaranteed Note due 2009

   4.38  Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.39 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee(8)

   4.40  Altered Memorandum of The Loewen Group Inc., filed with the British
           Columbia Registrar of Companies (the "Registrar") on June 21, 1996(11)

   4.41 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended(7)

   4.42  The Registrants hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Registrants. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10%
           of the consolidated total assets of LGII or Loewen.

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

  10.7   Registration Rights Agreement, dated as of March 20, 1996, by and between
           LGII, Loewen and the Initial Purchasers named therein(3)

  10.8   Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI,
           Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P.(3)

  10.9   Asset Purchase Agreement, dated as of March 26, 1996, by and between
           Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.(3)

 EXHIBIT
 NUMBER  DESCRIPTION                                                                   PAGE
-------------------------------------------------------------------------------------------
 *10.10  Form of Indemnification Agreement with Outside Directors(13)

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

 *10.31  Employment Agreement, dated April 30, 1996, by and between Loewen and
           Grant Ballantyne(6)

 *10.32 Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon(6)

 *10.33  Resignation and Release Agreement, effective June 10, 1996, by and between
           Loewen, LGII and Robert O. Wienke(6)

  11     STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

  27     FINANCIAL DATA SCHEDULE

 EXHIBIT
 NUMBER  DESCRIPTION                                                                   PAGE
-------------------------------------------------------------------------------------------
  99     ADDITIONAL EXHIBITS

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