Form 10-K
period 1997-12-31
LOEWEN GROUP INC
filed 1998-03-30
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  (Mark                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  One)                                SECURITIES EXCHANGE ACT OF 1934
   /X/                          For the fiscal year ended December 31, 1997
                                                     OR
   / /                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from                            to

                         COMMISSION FILE NUMBER 1-12163
                            ------------------------

                             THE LOEWEN GROUP INC.

             (Exact name of registrant as specified in its charter)

                         ------------------------------

         BRITISH COLUMBIA                        98-0121376
  (State or other jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                    No.)

   4126 NORLAND AVENUE, BURNABY,                   V5G 3S8
     BRITISH COLUMBIA, CANADA                   (Postal Code)
  (Address of principal executive
             offices)

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

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$1.6 billion as of March 20, 1998.

    The number of outstanding Common shares as of March 20, 1998, was 73,938,955.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified sections of the registrant's definitive Proxy Statement and Information Circular for the 1998 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
GENERAL INFORMATION........................................................................................          1

                                                        PART I

ITEM NUMBER
-----------

        1.   BUSINESS.........................................................................................           2

        2.   PROPERTIES.......................................................................................           4

        3.   LEGAL PROCEEDINGS................................................................................           5

        4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................................           7

             EXECUTIVE OFFICERS OF LOEWEN.....................................................................           8

                                                          PART II

        5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................          11

             FORWARD-LOOKING AND CAUTIONARY STATEMENTS........................................................          12

        6.   SELECTED FINANCIAL DATA..........................................................................          13

        7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............          15

        8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................          25

        9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............         172

                                                         PART III

       10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................         172

       11.   EXECUTIVE COMPENSATION...........................................................................         172

       12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................         172

       13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................         172

                                                          PART IV

       14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................................................         172

                              GENERAL INFORMATION

    Unless the context otherwise requires (i) "Loewen" refers to The Loewen Group Inc., a corporation organized under the laws of British Columbia, Canada,
(ii) "LGII" refers to Loewen Group International, Inc., a Delaware corporation and a wholly-owned subsidiary of Loewen, and (iii) the "Company" refers to Loewen together with its subsidiaries and associated companies.

    All dollar amounts are in United States dollars ("U.S.$" or "$") unless otherwise indicated. References to "Cdn.$" are to Canadian dollars.

    Effective January 1, 1994, the Company adopted the United States dollar as its reporting currency. Financial information relating to periods prior to January 1, 1994 has been translated from Canadian dollars into United States dollars as required by accounting principles generally accepted in Canada ("Canadian GAAP") at the December 31, 1993 rate of U.S. $1.00 = Cdn. $1.3217.

    Except as specifically noted, financial information is presented in accordance with Canadian GAAP. Material differences between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP"), as applicable to the Company, are explained in Note 23 to the Company's consolidated financial statements for the year ended December 31, 1997 (the "1997 Consolidated Financial Statements"), included in Item 8 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at March 6, 1998, the Company operated 1,091 funeral homes throughout North America. This included 945 funeral homes in the United States, 142 funeral homes in Canada and four funeral homes in Puerto Rico. In addition, as at such date, the Company operated 497 cemeteries in the United States, six cemeteries in Canada and seven cemeteries in Puerto Rico. During 1997, the Company expanded into the United Kingdom and as at March 6, 1998, operated 10 funeral homes there. As at March 6, 1998, the Company also operated five insurance subsidiaries which principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

    The Company's management structure and remuneration practices are designed to support and encourage entrepreneurial drive and individual responsibility. Funeral homes and cemeteries are operated as profit centers, with monthly, quarterly and annual financial performance monitored by regional and corporate management in accordance with budgeted projections. Local managers are given a high degree of autonomy within clear financial expectations because the Company believes that, as members of the local community, they are best able to judge how to conduct day-to-day operations in a manner consistent with the established character of the particular business and the needs of the community.

    Loewen serves as the holding company for all operations of the Company, which are contained in subsidiary and associated companies. Loewen was incorporated under the Company Act of British Columbia on October 30, 1985. The principal executive offices of the Company are located at 4126 Norland Avenue, Burnaby, British Columbia V5G 3S8, telephone number (604) 299-9321. The Company also maintains a corporate office at 3190 Tremont Avenue, Trevose, Pennsylvania 19053.

BUSINESS OPERATIONS

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. The Company maintains a regional management structure that is organized in seven geographic regions, four in the United States, two in Canada and one in Europe. Within each of these regions, the Company has integrated certain aspects of its funeral home and cemetery businesses. Management believes that this organizational structure enables the Company to capitalize on regional operating efficiencies and synergy between local profit centers.

    FUNERAL HOMES

    The Company's funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. To provide the public with the opportunity to choose the service that is most appropriate from both a personal and financial perspective, the Company offers complete funeral services (including caskets and related merchandise) at prices averaging approximately $3,400.

    Substantially all of the Company's funeral homes provide basic cremation services, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 1997, cremations accounted for approximately 27% (28% in 1996) of all funeral services performed by the Company. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1% annually over the past five years and, in 1997, accounted for approximately 22% of all funeral services performed in the United States.

    Funeral operations accounted for approximately 54% of the Company's consolidated revenue for 1997. Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust by the Company or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices under which the Company is designated as the beneficiary. At the date of performing a pre-arranged funeral service, the Company records as funeral revenue the amount originally trusted or the insurance contract amount, together with related accrued earnings retained in trust and increased insurance benefits. The Company's gross pre-arranged funeral sales were approximately $267 million for 1997, compared with approximately $190 million in 1996.

    CEMETERIES

    The Company's cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's cemetery operations comprised approximately 38% of the Company's consolidated revenue for 1997, the majority of which was derived from pre-need sales of cemetery products and services. The pre-need sale of interment rights and related products and services is recorded as revenue when customer contracts are signed. At that time, costs related to the sale are also recorded and an allowance is established for future cancellations and refunds, based on management's estimates of expected cancellations. A portion of the proceeds received by the Company from pre-need merchandise and service sales is generally set aside in trust funds to provide for the future delivery of the cemetery products and services.

    In addition, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 1997, the Company had approximately $226 million in perpetual care trust funds.

    INSURANCE

    The Company operates five insurance subsidiaries licensed in 27 states to principally sell a variety of life insurance products to fund funerals. Revenue from the Company's insurance operations totaled approximately $90 million in 1997, or 8% of the Company's consolidated revenue.

COMPETITION

    Competition generally arises from two sources in the funeral service industry. The first form is competition among local funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains in market share within a community are usually achieved over a period of time.

    The Company also faces competition in its ongoing acquisition program. In the North American funeral service industry acquisition market, the Company's competition includes Service Corporation International ("SCI"), Stewart Enterprises, Inc. ("Stewart"), Equity Corporation International ("ECI") and Carriage Services, Inc. ("CSI"), all of which are publicly-traded funeral service companies with significant United States operations, as well as other non-public regional consolidators. The Company also experiences competition on a local level from consolidators who have focused on acquiring funeral home and cemetery properties in a concentrated geographic area.

REGULATION

    The funeral service industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. A number of jurisdictions also regulate the sale of pre-need services and the administration of any resulting trust funds or insurance contracts. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

    The Company's United States operations must also comply with Federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations. The FTC administers the Trade Regulation Rule on Funeral Industry Practices, the purpose of which is to prevent unfair or deceptive acts or practices in connection with the provision of funeral goods or services. Certain regulatory requirements also exist in Canada and the United Kingdom.

    The Company's insurance company subsidiaries are subject to regulation by the states in which they are domiciled and the states in which their products are sold.

ENVIRONMENTAL RISK

    Management believes that the Company's primary environmental risk arises in connection with the acquisition of a funeral home or cemetery property. The Company manages this risk by conducting extensive environmental due diligence of all potential acquisition candidates and through corrective measures taken prior to acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

EMPLOYEES

    At December 31, 1997, the Company employed approximately 16,000 people with approximately 600 people employed at the Company's corporate offices. Management believes that its relationship with employees is good. Approximately 100 of the Company's employees are members of collective bargaining units.

    All full-time and eligible part-time employees who have been employed by the Company for more than 90 days are entitled to five free Common shares as part of the Company's "Sharing The Vision" program.

ITEM 2.  PROPERTIES.

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 1,070 funeral homes at December 31, 1997 (including 50 funeral homes located on or adjacent to a cemetery property), 49 were leased facilities and the balance were owned by the Company. In addition 49 of the funeral homes owned by the Company were mortgaged as security for loans from the seller of the property or from a commercial lender. Generally the Company has a right of first refusal and an option to purchase its leased premises.

    The Company operated or provided management or sales services to 483 cemeteries at December 31, 1997, of which eight were mortgaged as security for loans from the seller of the property. For certain of these cemeteries, the Company provides management and sales services to not-for-profit and other cemeteries pursuant to certain management and sales agreements. The cemeteries operated by the Company contained an aggregate of approximately 22,000 acres of which approximately 58% were developed.

    The Company's corporate offices in Burnaby, British Columbia and Trevose, Pennsylvania occupy 35,000 and 70,000 square feet, respectively, in buildings owned by the Company. In addition, the corporate office in Burnaby occupies 33,000 square feet of office space under a lease agreement expiring in 2000.

ITEM 3.  LEGAL PROCEEDINGS.

    CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. Loewen Group International, Inc. ("LGII"), Loewen Group Capital, L.P. ("LGC"), and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

    The parties have agreed to a settlement of all claims in the action. The settlement was submitted to the Court for approval on January 30, 1998. If approved by the Court and subject to the satisfaction of all other conditions, the settlement will provide for the payment by the Company on behalf of all defendants of $5,000,000, plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement. On February 3, 1998, the Court entered a Preliminary Approval Order, in which, inter alia, it scheduled a hearing on final approval for April 20, 1998.

    ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris Holding Corporation ("Osiris") and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

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

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1997 Consolidated Financial Statements.

    FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET
     AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996.

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

    The Feldheim and Duffy plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also alleged unfair trade practices in violation of Louisiana's trade practices laws.

    Plaintiffs' petitions seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal was completed in December 1997 and oral argument was held on January 5, 1998, but a decision has not yet been rendered. As of the date hereof, no discovery has taken place.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the 1997 Consolidated Financial Statements.

    OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

    ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental liabilities to be immaterial individually and in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                          EXECUTIVE OFFICERS OF LOEWEN

    The following table sets forth certain information with respect to the current executive officers of Loewen. The ages of the executive officers are shown as of March 6, 1998.

NAME                                                       AGE      POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Raymond L. Loewen(1).................................          57   Chairman of the Board, President and Chief Executive
                                                                    Officer

Timothy R. Hogenkamp(2)..............................          52   Chairman of the Board, LGII

Michael Weedon(3)....................................          45   Executive Vice President and Chief Administrative
                                                                    Officer

Lawrence Miller(4)...................................          49   Executive Vice-President, Operations

Paul Wagler(5).......................................          51   Senior Vice-President, Finance and Chief Financial
                                                                    Officer

F. Andrew Scott(6)...................................          46   Senior Vice President, Corporate Development

Wm. Grant Ballantyne(7)..............................          55   Senior Vice-President, Financial Control and
                                                                    Administration

Bradley D. Stam(8)...................................          50   Senior Vice-President, Law

Peter S. Hyndman(9)..................................          56   Corporate Secretary

George M. Amato(10)..................................          55   Regional President, Operations, North East Region

Jeffrey L. Cashner(11)...............................          43   Regional President, Operations, South East Region

F. Duane Schaefer(12)................................          49   Regional President, Operations, South Central Region

Michael Stache(13)...................................          46   Regional President, Operations, North Central Region

Harry C.B. Rath(14)..................................          62   Vice-President, Operations, Eastern Canada Region

Peter A. Wiesner(15).................................          46   Vice-President, Operations, Western Canada Region

William R. Shane(16).................................          51   Senior Vice-President, Advisor

Thomas C. Hardy(17)..................................          56   President, Chief Executive Officer, Life Insurance
                                                                    Group

Dwight K. Hawes(18)..................................          38   Vice-President, Finance

David A. Laundy(19)..................................          56   Vice-President, Corporate Communications

Roger C. Ryan(20)....................................          48   Vice-President, Taxation

Gregg A. Strom(21)...................................          56   Vice-President, Cemeteries

------------------------

FOOTNOTES APPEAR ON THE FOLLOWING PAGE.

 (1) Prior to November 1997, Mr. Loewen was Chairman of the Board and Chief Executive Officer of Loewen, and prior to September 1993, Mr. Loewen was Chairman of the Board, President and Chief Executive Officer of Loewen.

 (2) Mr. Hogenkamp became Chairman of the Board, LGII in November 1997. From September 1993 to November 1997, Mr. Hogenkamp served as President and Chief Operating Officer of Loewen. From March 1993 to September 1993, Mr. Hogenkamp served as Senior Vice-President, Operations of Loewen. Prior to that time, Mr. Hogenkamp served as Vice-President, Operations of Loewen.

 (3) Mr. Weedon became Executive Vice-President and Chief Administrative Officer of Loewen in November 1997. For the period between December 1996 and November 1997, Mr. Weedon was a private business consultant and investor. From April 1993 to December 1996, Mr. Weedon served as Executive Vice-President and Chief Operating Officer of Viridian Inc. (formerly Sherritt Inc.) in Edmonton, Alberta. Prior to that time, Mr. Weedon was President and Chief Executive Officer of Epton Industries Inc., in Kitchener, Ontario.

 (4) Mr. Miller became Executive Vice-President, Operations of Loewen in July 1996. From March 1995 to July 1996, Mr. Miller was President, Cemetery and Combination Division of Loewen. Prior to that time, Mr. Miller was President of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

 (5) Mr. Wagler became Senior Vice-President, Finance and Chief Financial Officer of Loewen in March 1995. Prior to that time, Mr. Wagler was a Senior Vice-President of ABN AMRO Bank in Vancouver, British Columbia.

 (6) Mr. Scott became Senior Vice-President, Corporate Development of Loewen in October 1997. From July 1996 until October 1997 Mr. Scott served as Vice-President, Finance and Investment Management of Loewen. From November 1995 to June 1996, Mr. Scott was self-employed as a consultant to Loewen. Prior to that time, Mr. Scott served as Vice-President and Director of Wood Gundy Inc., an investment dealer in Vancouver, British Columbia.

 (7) Mr. Ballantyne became Senior Vice-President, Financial Control and Administration of Loewen in May 1996. Prior to that time, Mr. Ballantyne was Senior Vice-President, Finance and Chief Financial Officer of CUC Broadcasting Limited in Toronto, Ontario.

 (8) Mr. Stam became Senior Vice-President, Law of Loewen in March 1998. From January 1996 until September 1997 Mr. Stam was President, General Counsel and a Director of Western Star Trucks Holdings Ltd. From June 1995 to January 1996, Mr. Stam was Vice-President, General Counsel and Corporate Secretary of Western Star Trucks Holdings Ltd. Prior to that time, Mr. Stam was a partner with the Seattle-based law firm of Culp, Dwyer, Guterson & Grader.

 (9) Prior to March 1994, Mr. Hyndman served as Vice-President, Law and Corporate Secretary of Loewen. Prior to March 1995, Mr. Hyndman served as Corporate Secretary of Loewen. Prior to November 1994, Mr. Hyndman served as Senior Vice-President, Law, General Counsel and Corporate Secretary of Loewen.

(10) Mr. Amato became Regional President, Operations, North East Region of Loewen in August 1996. From November 1994 to August 1996, Mr. Amato served as Vice-President, Operations, North East Division of Loewen. Prior to November 1994, Mr. Amato served as Senior Vice-President, Corporate Development of Loewen.

(11) Mr. Cashner became Regional President, Operations, South East Region of Loewen in August 1996. From February 1994 to August 1996, Mr. Cashner served as Vice-President, Cemetery and Combination Division, South and Eastern Region. Prior to that time, Mr. Cashner served in various managerial positions at Loewen.

(12) Mr. Schaefer became Regional President, Operations, South Central Region of Loewen in August 1996. Prior to that time, Mr. Schaefer served as Vice-President, Operations, South Central Division of Loewen.

(13) Mr. Stache became Regional President, North Central Region of Loewen in August 1996. Prior to that time, Mr. Stache served as Regional Manager and Vice-President, Operations of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

(14) Mr. Rath became Vice-President, Operations, Eastern Canada Region of Loewen in August 1996. From April 1993 to August 1996, Mr. Rath served as Loewen's Director of Operations, Eastern Canada. Prior to that time, Mr. Rath served as Loewen's Regional Manager, Ontario.

(15) Mr. Wiesner became Vice-President, Operations, Western Canada Region of Loewen in August 1996. From April 1993 to August 1996, Mr. Wiesner served as Loewen's Director of Operations, Western Canada. Prior to that time, Mr. Wiesner served as Loewen's Regional Manager, Alberta and Saskatchewan.

(16) Mr. Shane became Senior Vice-President, Advisor in January 1998. From March 1995 until January 1998, Mr. Shane served as Senior Vice-President and Chief Financial Officer, Cemetery and Combination Division of Loewen. Prior to that time, Mr. Shane was Vice-President of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

(17) Mr. Hardy became President, Chief Executive Officer, Life Insurance Group in March 1997. Prior to that time, Mr. Hardy was self-employed. Prior to June 1994, Mr. Hardy served as Executive Vice-President and Chief Operating Officer of Provident Life & Accident Insurance Company in Chattanooga, Tennessee.

(18) Mr. Hawes became Vice-President, Finance of Loewen in October 1994. From January 1993 to October 1994, Mr. Hawes served as Director of Treasury Operations of Loewen. Prior to that time, Mr. Hawes served as Manager, Treasury Operations of Loewen.

(19) Mr. Laundy became Vice-President, Corporate Communications of Loewen in August 1996. Prior to that time, Mr. Laundy was Vice-President, Public Affairs of the Vancouver Stock Exchange.

(20) Mr. Ryan became Vice-President, Taxation of Loewen in March 1998. From October 1996 to March 1998, Mr. Ryan served as Vice-President, Taxation of LGII. From March 1994 to October 1996, Mr. Ryan was Director of Taxation of LGII. Prior to that time, Mr. Ryan was a Senior Tax Manager of KPMG in Seattle, Washington.

(21) Mr. Strom became Vice-President, Cemeteries of Loewen in March 1995. Prior to that time, Mr. Strom was Vice-President, Sales of Osiris, a cemetery holding company that was acquired by LGII in March 1995.

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

                                                            NEW YORK STOCK       NASDAQ NATIONAL        TORONTO STOCK
                                                               EXCHANGE               MARKET               EXCHANGE
                                                         --------------------  --------------------  --------------------
                                                           HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                               (U.S.$)               (U.S.$)               (CDN.$)
1996 First quarter.....................................     n/a        n/a        29.875     16.375     41.125     22.500
    Second quarter.....................................     n/a        n/a        31.125     26.125     42.350     36.000
    Third quarter......................................     n/a        n/a        42.750     26.625     58.750     36.600
    October 1..........................................     n/a        n/a        42.500     41.750     57.750     56.750
    October 2 through December 31......................     42.625     37.625     n/a        n/a        58.000     51.450

1997 First quarter.....................................     41.375     31.000     n/a        n/a        56.750     47.350
    Second quarter.....................................     34.875     27.500     n/a        n/a        45.000     30.900
    Third quarter......................................     35.750     24.750     n/a        n/a        49.500     34.250
    Fourth Quarter.....................................     28.375     23.000     n/a        n/a        39.000     32.000

    As at March 6, 1998, there were 2,336 record holders of Loewen's Common shares.

DIVIDENDS

    In February 1996, the Company declared a dividend of $0.05 per Common share as the second semi-annual dividend in respect of 1995. In June 1996, the Company declared a dividend of $0.07 per Common share. In December 1996, the Company declared a dividend of $0.08 per Common share. The Company declared a dividend of $0.10 per Common share in June 1997 and a dividend of $0.10 per Common share in December 1997. Aggregate dividends declared per share over the last five years were as follows:

1993................................................  $   0.045
1994................................................      0.070
1995................................................      0.050
1996................................................      0.200
1997................................................      0.200

    The amount, declaration and payment of future dividends will be determined by the Company's Board of Directors and will depend upon long-term earnings growth and, among other things, the Company's operating and financial position, capital requirements and general business conditions.

    The payment of cash, stock and deemed dividends on the Common shares is generally subject to Canadian withholding tax. The rate of withholding tax is 25% or such lesser amount as may be provided by treaty between Canada and the country of residence of the recipient. Under the current income tax treaty between the United States and Canada, such withholding tax rate is reduced to 15%.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Restrictions" and Note 6 to the 1997 Consolidated Financial Statements for a discussion of certain restrictions on Loewen's ability to pay dividends.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

    Management believes that the aggregate purchase price for acquisitions in 1998 will approximate $500 million. In 1998, funeral gross margin is expected to be approximately 40% and cemetery gross margin is expected to be approximately 32%. The foregoing statement and certain other statements made in this Form 10-K, in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-K, the following important factors, among others, could cause acquisition levels and other future results to differ materially from estimates, predictions or projections.

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

    2. REVENUE AND MARGINS. The most significant component of increases in revenue is the level of acquisitions, discussed above. Revenue is also affected by the volume of services rendered and the mix and pricing of services and products sold. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths, competitive pricing strategies, pre-need sales and other sales programs implemented by the Company.

    3. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to manage its growth by implementing appropriate management and administrative support structures, (ii) the cost of the Company's financing arrangements (including interest rates on long-term debt), (iii) the number of Common shares outstanding, (iv) competition, (v) the Company's effective tax rate, (vi) the accounting treatment of acquisitions and the valuation of assets, (vii) the amount and growth rate of the

Company's general and administrative costs, (viii) changes in applicable accounting principles and governmental regulations, (ix) the outcome of legal proceedings, and (x) the ability of the Company and third parties to achieve Year 2000 Issue compliance on a timely basis.

ITEM 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended December 31, 1997. The selected consolidated financial information is derived from the Company's audited consolidated financial statements for such periods. The Company's consolidated financial statements are prepared in accordance with Canadian GAAP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1997 Consolidated Financial Statements and Notes thereto.

    The financial results for the year ended December 31, 1997 include $89.2 million of pre-tax charges ($58.0 million after tax), representing certain restructuring, strategic initiative and other charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these charges.

    The financial results for the year ended December 31, 1996 include $18.7 million (pre-tax) of finance and other costs related to SCI's October 1996 hostile takeover proposal for the Company, which proposal was withdrawn in January 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding SCI's hostile takeover proposal. The financial results for the year ended December 31, 1995 include an aggregate of $195.7 million (pre-tax) for legal settlements and litigation related finance costs and certain general and administrative costs related to the legal settlements.

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1997      1996(1)       1995        1994       1993
                                                     ----------  ----------  ----------  ----------  --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND
                                                                      OPERATING INFORMATION)
INCOME STATEMENT INFORMATION:
Revenue............................................  $1,114,099  $  908,385  $  598,493  $  417,328  $303,011
Gross margin.......................................     366,573     332,059     225,362     158,854   115,118
Earnings from operations...........................     148,119     204,105     117,607      95,113    65,697
Net earnings (loss)................................      42,728      63,906     (76,684)     38,494    28,182
Basic earnings (loss) per share....................        0.49        0.97       (1.69)       0.97      0.77
Fully diluted earnings (loss) per share(2).........        0.49        0.97       (1.69)       0.97      0.76
Ratio of earnings to fixed charges(3)..............         1.3x        1.9x    n/a             2.5x      2.9x
Aggregate dividends declared per share.............       0.200       0.200       0.050       0.070     0.045

                                                                         AS AT DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        1997      1996(1)     1995(1)     1994(1)      1993(1)
                                                     ----------  ----------  ----------  ----------  -----------
BALANCE SHEET INFORMATION:
Total assets.......................................  $4,503,160  $3,496,939  $2,262,980  $1,326,275  $   913,661
Total long-term debt(4)............................   1,793,934   l,495,925     932,296     515,703      341,184
Preferred securities of subsidiary.................      75,000      75,000      75,000      75,000           --
Shareholders' equity...............................   1,540,238   1,048,200     614,682     411,139      325,890

OPERATING INFORMATION:
Number of funeral home locations(5)................       1,070         956         815         641          533
Number of funeral services.........................     153,000     142,000     114,000      94,000       79,000
Number of cemeteries...............................         483         313         179         116(5)         (705)

--------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1997.

(2) Fully diluted earnings (loss) per share figures are calculated in accordance with Canadian GAAP and assume, if dilutive (a) exercise of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return ranging from 5.8% to 6.9%, (b) conversion of the Series C Preferred Shares effective on the date of the issue of the Series C Receipts and the add-back of the preferred dividends during the period and (c) exercise of options and purchase rights under the 1994 Management Equity Investment Plan ("MEIP") effective on their dates of issue and the add-back of the interest under the related MEIP loan. See Note 9 to the 1997 Consolidated Financial Statements.

(3) The 1995 loss is not sufficient to cover fixed charges by a total of approximately $126.6 million and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re:
    Computation of Earnings to Fixed Charges Ratio (Canadian GAAP), which is
    Exhibit 12.1 to this Form 10-K.

(4) Total long-term debt comprises long-term debt, including current portion.

(5) The numbers of locations for 1994 and 1993 include adjustments and consolidations related to prior periods.

    Had the Company's Consolidated Financial Statements been prepared in accordance with U.S. GAAP (see Note 23 to the 1997 Consolidated Financial Statements), selected consolidated financial information would have been as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                     ------------  ------------  ------------  ------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Total revenue......................................  $  1,115,400  $    909,137  $    598,493  $    417,479  $    308,402
Earnings from operations...........................       147,933       198,869       117,376        94,758        66,711
Earnings (loss) before cumulative effect of change
  in accounting principles.........................        42,231        64,559       (75,800)       39,652        28,912
Diluted earnings (loss) per share before cumulative
  effect of change in accounting principles(2).....          0.48          0.97         (1.67)         0.97          0.77
Ratio of earnings to fixed charges(3)..............           1.3x          1.8x          n/a           2.4x          2.9x
Aggregate dividends declared per share.............         0.200         0.200         0.050         0.070         0.047

                                                                              AS AT DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1997        1996(1)       1995(1)       1994(1)       1993(1)
                                                     ------------  ------------  ------------  ------------  ------------
BALANCE SHEET INFORMATION:
Total assets.......................................  $  4,776,535  $  3,699,950  $  2,345,874  $  1,329,928  $    921,342
Total long-term debt(4)............................     1,793,934     1,495,925       892,296       515,703       341,184
Preferred securities of subsidiary.................        75,000        75,000        75,000        75,000            --
Shareholders' equity...............................     1,524,195     1,026,110       519,006       385,950       299,059

--------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1997.

(2) Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share for United States GAAP purposes, on a retroactive basis.

(3) The 1995 loss is not sufficient to cover fixed charges by a total of approximately $128.3 million and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re:
    Computation of Earnings to Fixed Charges Ratio (U.S. GAAP), which is Exhibit
    12.2 to this Form 10-K.

(4) Total long-term debt comprises long-term debt, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at March 6, 1998, the Company operated 1,091 funeral homes throughout North America. This included 945 funeral homes in the United States, 142 funeral homes in Canada and four funeral homes in Puerto Rico. In addition, as at such date, the Company operated 497 cemeteries in the United States, six cemeteries in Canada and seven cemeteries in Puerto Rico. During 1997, the Company expanded into the United Kingdom and as at March 6, 1998, operated 10 funeral homes there. As at March 6, 1998, the Company also operated five insurance subsidiaries which principally sell a variety of life insurance products, primarily to fund funeral services purchased through a pre-need arrangement.

    The funeral service industry has a number of attractive business characteristics as described below. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the 1995 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1995 was 82 per 10,000. The 1995 failure rate of the funeral service and crematoria industry was 13 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 1.0% annually from 1990 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 13% of the 23,500 funeral homes and approximately 10% of the 10,500 cemeteries in North America are currently owned or operated by the five largest publicly traded North American funeral service companies.

    The Company capitalizes on these favorable industry fundamentals through a growth strategy that emphasizes three principal components: (i) acquiring a significant number of small, family-owned funeral homes and cemeteries; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties that generally serve as platforms for acquiring small, family-owned businesses in surrounding regions; and (iii) improving the revenue and profitability of newly acquired and established operations. As a result of the successful implementation of this strategy, the Company has grown significantly. Managing the Company's growth by successfully integrating newly acquired operations with existing facilities and optimizing economies of scale is critical to profitability, and will continue to be one of the most important responsibilities and challenges facing the Company.

    Due to the successful implementation of its business strategy, the Company has grown from 489 locations at December 31, 1992 to 1,611 at March 6, 1998. However, the Company's dramatic growth resulted in increased regional infrastructure and field level staffing. During the third quarter of 1997, management reviewed the Company's operating performance for the first six months of 1997 and budgets for the balance of 1997, and determined that certain changes were necessary to improve the long-term financial performance of the Company. In particular, in an effort to reduce operating costs and reduce general and administrative expenses as a percentage of revenue, management performed a detailed review of the principal components of the Company's operational, administrative and capital structure.

    The Company recorded pre-tax charges of $89.2 million ($58 million after tax) during 1997, representing $33.4 million of restructuring costs, $28.5 million of costs associated with strategic initiatives and $27.3 million of other charges, the impact of which is reflected in the discussion of results of operation. The majority of the anticipated future savings from the restructuring and strategic initiatives are associated with the Company's efforts to more fully integrate its field and administrative operations, including its funeral homes and cemetery locations, and are expected to favorably influence gross margins in the Company's funeral and cemetery divisions. These initiatives are also expected to produce long-term savings, as a percentage of revenue, in general and administrative expenses and interest costs.

RESULTS OF OPERATION

    Detailed below are the Company's operating results for the years ended December 31, 1997, 1996 and 1995, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of net earnings
(loss) before income taxes.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. See Note 20 to the 1997 Consolidated Financial Statements in Item 8 of this Form 10-K.

                                                       YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                   -------------------------------  -------------------------------
                                                     1997       1996       1995       1997       1996       1995
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                            (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral........................................  $   602.1  $   549.8  $   441.4       54.0       60.5       73.8
  Cemetery.......................................      422.0      286.7      143.6       37.9       31.6       23.9
  Insurance......................................       90.0       71.9       13.5        8.1        7.9        2.3
                                                   ---------  ---------  ---------  ---------  ---------  ---------
    Total........................................  $ 1,114.1  $   908.4  $   598.5      100.0      100.0        100
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Gross margin
  Funeral........................................  $   227.9  $   223.0  $   182.5       37.9       40.6       41.3
  Cemetery.......................................      122.0       91.9       39.9       28.9       32.1       27.8
  Insurance......................................       16.7       17.2        3.0       18.5       23.9       22.3
                                                   ---------  ---------  ---------
    Total........................................      366.6      332.1      225.4       32.9       36.6       37.7
Expenses
  General and administrative.....................      113.7       71.2       67.7       10.2        7.8       11.3
  Depreciation and amortization..................       71.4       56.8       40.1        6.4        6.3        6.7
  Restructuring costs............................       33.4         --         --        3.0         --         --
                                                   ---------  ---------  ---------
Earnings from operations.........................      148.1      204.1      117.6       13.3       22.5       19.7
Interest on long-term debt.......................      125.4       88.9       50.9       11.3        9.8        8.5
Loss on early extinguishment of debt.............        7.7         --         --        0.7         --         --
Gain on sale of investment.......................      (24.1)        --         --       (2.2)        --         --
Finance costs related to hostile takeover
  proposal.......................................         --        3.2         --         --        0.4         --
Other costs related to hostile takeover
  proposal.......................................         --       15.5         --         --        1.7         --
Legal settlements and litigation related finance
  costs..........................................         --         --      184.9         --         --       30.9
Dividends on preferred securities of
  subsidiary.....................................        7.1        7.1        7.1        0.6        0.8        1.2
Income taxes.....................................        2.7       29.1      (47.2)       6.0       31.3      (38.1)
                                                   ---------  ---------  ---------
                                                        29.3       60.3      (78.1)       2.6        6.6      (13.1)
Equity and other earnings of associated
  companies......................................       13.4        3.6        1.4        1.2        0.4        0.3
                                                   ---------  ---------  ---------
Net earnings (loss)..............................  $    42.7  $    63.9  $   (76.7)       3.8        7.0      (12.8)
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Consolidated revenue increased 22.6% to $1.1 billion in the year ended December 31, 1997 from $908.4 million in 1996. Consolidated gross margin increased 10.4% to $366.6 million in 1997 from $332.1 million in 1996. As a percentage of revenue, consolidated gross margin percentage decreased to 32.9% in 1997 from 36.6% in 1996, due to the increased proportion of cemetery revenue with associated lower margins, and declines in the gross margin percentages of the Company's funeral home, cemetery and insurance businesses. Charges relating to the implementation of certain strategic initiatives and other charges contributed to reduced margins in 1997 compared to 1996.

    Funeral revenue increased 9.5% to $602.1 million in 1997 compared to $549.8 million in 1996, due to acquisitions. Funeral revenue for 1996 includes $4.4 million of commission income received by the Company due to certain non-recurring conversions of trust investments to insurance investments. Excluding the factors described below, 1997 funeral gross margin at locations in operation for all of 1996 and 1997 ("Established Locations") was in line with the prior year. The number of funeral services performed at Established Locations declined by 3.2% from 1996 to 1997, substantially consistent with other consolidators in the industry; however, the effect on revenue was partially offset by a slightly higher average revenue per funeral service of approximately 2.5%. As a result, casket and funeral service revenue for Established Locations declined by only 0.7% versus the prior year. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 38.7% in 1997 from 40.8% in 1996, due to decreased revenue of $6.0 million from a lower number of services that was partially offset by higher average revenue per service, coupled with increased operating costs of $6.5 million. The increase in 1997 operating costs was primarily due to an addition to the reserve for doubtful accounts of approximately $5.0 million, and certain other charges aggregating approximately $0.6 million. Overall funeral gross margin as a percentage of funeral revenue decreased to 37.9% in 1997 from 40.6% in 1996, primarily as a result of the decrease in funeral gross margin at Established Locations, together with lower margins on acquired funeral locations. The Company expects funeral gross margin to be approximately 40% in 1998.

    Cemetery revenue increased 47.2% to $422.0 million in 1997 compared to $286.7 million in 1996, due to acquisitions. Cemetery revenues in 1997 included a higher proportion of pre-need sales of openings and closings, as well as caskets, which have a higher gross margin than other components of cemetery revenues. Excluding the factors described below, cemetery gross margin for Established Locations was 31.7%, slightly below 1996, as increased revenues were offset by higher selling costs, primarily commissions associated with pre-need sales, and other operating costs, such as maintenance. Overall cemetery gross margin percentage decreased to 28.9% in 1997 from 32.1% in 1996. The decrease in overall cemetery gross margin percentage was principally a result of (i) lower cemetery revenue of $10.4 million attributable to imputed interest on non-interest bearing installment contract sales in 1997, (ii) $2.0 million in cemetery cost of sales representing the write off of certain costs related to the National Baptist Convention program initiated during 1995 and terminated in the third quarter of 1997, (iii) reversal in 1997 of $3.7 million of sales and $1.2 million of related cost of sales recorded in 1996 for transactions not consummated, and (iv) $2.1 million in cemetery cost of sales related to a write down of cemetery accounts receivable. The Company expects cemetery gross margin to be approximately 32% in 1998.

    Insurance revenue increased to $90.0 million for 1997 from $71.9 million in 1996. Insurance gross margin in 1997 was 18.5% compared to 17.5% in 1996, after adjusting 1996 to exclude $4.6 million for a revision to actuarial assumptions.

    In addition to its focus on at-need funeral and cemetery services, the Company provides advanced funeral and cemetery planning to the communities it serves. The Company's gross pre-arranged funeral sales increased to approximately $267 million in 1997 from approximately $190 million in 1996. Pre-arranged funeral services comprised approximately 21% of the funeral services performed by the Company in 1997 and approximately 19% of the funeral services performed by the Company in 1996. Although pre-need funeral sales increased in 1997, the Company does not expect pre-arranged funeral services as a percentage of funeral services performed by the Company to vary significantly in 1998 and 1999. The Company estimates that it had a backlog of approximately $967 million in pre-need funeral sales as of December 31, 1997. Approximately 77% of the Company's cemetery revenue in 1997 was generated from pre-need sales compared with 66% in 1996. Note 1 to the 1997 Consolidated Financial Statements provides information regarding the accounting treatment of pre-arranged funeral services and pre-need cemetery sales.

    United States based operations contributed over 90% of consolidated revenue in 1997 and 1996.

    General and administrative expenses for 1997 increased to $113.7 million from $71.2 million in 1996. Included in general and administrative expenses for 1997 are charges of (i) $9.4 million attributable to management's decision to negotiate the termination of covenant not to compete agreements with certain former owners in locales where the marketplace has changed and the restrictive covenants no longer have value to the Company, (ii) $6.0 million for litigation,
(iii) $5.6 million for the write off of acquisition costs associated with acquisitions that management determined during the year to no longer pursue,
(iv) $2.2 million of fixed asset write downs as a result of streamlining general and administrative functions, and (v) $1.6 million of software and other costs associated with a change in the Company's operating strategy. Also included in 1997 general and administrative expenses is the gain before taxes of $3.0 million on the sale of certain funeral home properties. Without reflecting the impact of these items, general and administrative expenses for 1997 increased $20.7 million over 1996 primarily due to the expansion of the company's infrastructure necessary to purchase, integrate and operate newly acquired locations and, as a percentage of revenue, was 8.3% as compared to 7.8% in 1996.

    The Company recognized a restructuring charge of $33.4 million for the third quarter of 1997. The charge is principally composed of (i) $19.4 million related to the severance of 545 employees in operating locations where the Company was not achieving the full benefits of local staffing synergy, (ii) $6.0 million in fixed asset write downs as a result of management's decision to curtail or sell certain under-performing locations as part of the reorganization strategy, and
(iii) $7.5 million for lease termination, severance of 47 employees and other expenses related to the closure of the Company's Covington, Kentucky corporate office.

    Interest expense on long-term debt increased by $36.5 million in 1997 primarily as a result of additional borrowings by the Company to finance its expansion programs, as well as the increase in cemetery and funeral pre-need sales program activity.

    In 1997, the Company refinanced a portion of its long-term debt to achieve a lower interest rate. As a result, the Company incurred a loss on early extinguishment of debt of $7.7 million related to the prepayment of a Cdn. $35 million term credit facility and the prepayment of three series of senior amortizing notes totaling approximately $100 million.

    On November 17, 1997, the Company completed the sale of its shareholdings in Arbor Memorial Services Inc. for a gain of approximately $24.1 million, $13.9 million after tax.

    The income tax expense of $2.7 million and an effective tax rate of 5.9%, compares to an income tax expense of $29.1 million for 1996 and an effective tax rate of 31.3%. The change in effective tax rate in 1997 compared to 1996 is explained in Note 17 to the 1997 Consolidated Financial Statements. The Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    Equity and other earnings of associated companies increased to $13.4 million for 1997 from $3.6 million in 1996 due primarily to the inclusion for a full year of payment-in-kind dividends, partially offset by the Company's proportionate share of the full year loss attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holding Corp., as described further in Note 4 to the 1997 Consolidated Financial Statements.

    Net earnings decreased to $42.7 million in 1997 from $63.9 million in 1996. Fully diluted earnings per share ("EPS") decreased to $0.49 per share from $0.97 per share in 1996.

    The Company's statement of changes in financial position for the year ended December 31, 1997 reflects cash applied to operations of approximately $173 million primarily as a result of increased cemetery and funeral pre-need sales programs.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Consolidated revenue increased 51.8% to $908.4 million in the year ended December 31, 1996 from $598.5 million in 1995. Consolidated gross margin increased 47.3% to $332.1 million in 1996 from $225.4 million in 1995. As a percentage of revenue, consolidated gross margin decreased to 36.6% in 1996 from 37.7% in 1995, principally due to the increased proportion of cemetery and insurance revenue with associated lower margins and the decrease in funeral gross margin as a percentage of funeral revenue.

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

    Cemetery revenue increased 99.7% to $286.7 million in 1996 compared to $143.6 million in 1995, primarily due to acquisitions. Cemetery gross margin increased to 32.1% in 1996 from 27.8% in 1995 principally as a result of a shift to increased sales of interment services for newly acquired as well as existing locations. Historically, many of the Company's cemeteries had focused their marketing activities on the sale of cemetery interment rights and related merchandise. During 1996, management implemented sales programs designed to encourage existing pre-need cemetery customers, who are already committed to Company owned cemeteries, as well as new customers, to purchase interment services on a pre-need basis. For Established Locations, cemetery gross margin increased to 32.2% in 1996 from 26.5% in 1995, primarily as a result of an increase in revenue of $15.2 million, with a $6.1 million increase in costs.

    Insurance revenue increased to $71.9 million for 1996 from $13.5 million in 1995. The increase was due primarily to the integration of the March 1996 acquisition of certain net assets of S.I. for approximately $150 million (including related costs), which assets included two insurance companies. The increase in gross margin for insurance operations to 23.9% for 1996 from 22.3% in 1995 reflects primarily operating improvements associated with expansion of the insurance division.

    In addition to its focus on at-need funeral and cemetery services, the Company provides advanced funeral and cemetery planning to the communities it serves. The Company's gross pre-arranged funeral sales increased to approximately $190 million in 1996 from approximately $97 million in 1995. Pre-arranged funeral services comprised approximately 19% of the funeral services performed by the Company in 1996 and approximately 16% of the funeral services performed by the Company in 1995. The Company estimates that it had a backlog of approximately $840 million in pre-need funeral sales as of December 31, 1996. Approximately 66% of the Company's cemetery revenue in 1996 was generated from pre-need sales compared with 61% in 1995. Note 1 to the 1997 Consolidated Financial Statements provides information regarding the accounting treatment of pre-arranged funeral services and pre-need cemetery sales.

    United States based operations contributed over 90% of consolidated revenue in 1996 and 1995.

    General and administrative expenses, as a percentage of revenue, decreased to 7.8% in 1996 from 11.3% in 1995. For the year ended December 31, 1996, general and administrative expenses increased 5.2% to $71.2 million from $67.7 million in 1995. Included in the general and administrative expense for 1995 were $10.8 million for professional fees and other costs related to the Gulf National and Provident litigations and settlements, and a $3.5 million write-off of acquisition costs. The increase in general and administrative expenses in 1996 is primarily a result of the expansion of the Company's infrastructure necessary to purchase, integrate and operate newly acquired locations, particularly in the cemetery division.

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

    Net earnings increased to $63.9 million in 1996 from a net loss of $76.7 million in 1995. Fully diluted earnings per share increased to $0.97 per share from a loss of $1.69 per share in 1995. The net loss and loss in EPS for 1995 were primarily due to the impact of the Gulf National and Provident litigations and settlements.

    The Company's statement of changes in financial position for the year ended December 31, 1996 reflects cash applied to operations of approximately $135 million, primarily as a result of legal settlements of $165 million recorded in 1995 but funded in the first quarter of 1996.

ACQUISITIONS, INVESTMENTS, CAPITAL EXPENDITURES AND DISPOSITIONS

    The Company acquired 138 funeral homes, 171 cemeteries and one insurance company during 1997 for consideration of approximately $546 million. Of these acquisitions, 105 funeral homes, 171 cemeteries and one insurance company were located in the United States, 23 funeral homes were located in Canada, and 10 funeral homes were located in the United Kingdom. During 1996, the Company acquired 159 funeral homes, 136 cemeteries and two insurance companies for consideration of approximately $620 million. Included in the 1996 acquisitions is the March 1996 purchase of 15 funeral homes, two cemeteries and two insurance companies from S.I. for approximately $150 million (including related costs).

    In connection with certain acquisitions the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). In August 1996, the Company registered with the Securities and Exchange Commission 5,000,000 Common shares for issuance in connection with prospective share-for-share acquisitions. As of March 6, 1998, 913,819 of such Common shares had been issued.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    In June 1997, in order to comply with state law, the Company disposed of all of its eighteen funeral homes in the State of Wisconsin. The aggregate proceeds from the sale of these properties was $18.5 million, resulting in a gain before taxes of $3.0 million. The Company continues to own cemeteries in Wisconsin. However, in the future the Company will not purchase any funeral homes in that state until such time as the current law is changed.

    On November 17, 1997, the Company completed the sale of its shareholdings in Arbor Memorial Services Inc. for a gain of approximately $24.1 million, $13.9 million after tax.

    During the period from January 1, 1998 to March 6, 1998, the Company acquired 31 funeral homes and 26 cemeteries. The aggregate cost of these transactions was approximately $83 million. As of March 6, 1998, the Company had signed agreements, some of which are non-binding, for the acquisition of 47 additional funeral homes and 51 additional cemeteries aggregating approximately $198 million. The Company expects to close a majority of such acquisitions during 1998. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

    IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.

    During the past two years, the Company has determined that it will be necessary to modify or replace certain portions of its software so that its computer systems will function properly beyond December 31, 1999. The Company presently believes that with current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has expensed approximately $200,000 to date to assess, evaluate and remediate known Year 2000 Issues. As a result, the most significant areas have been or are scheduled to be remedied by mid-1999. Additionally, the Company is establishing a task force to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis. At this time, the Company does not believe the remaining cost associated with the Year 2000 Issue to be material. Systems improvements and benefits beyond solution of the Year 2000 Issue are expected to be realized as a result of the above initiatives.

    The Company has also initiated formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not yet determinable. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    The cost and the date on which the Company plans to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

    The Company's balance sheet at December 31, 1997, as compared to December 31, 1996, reflects changes principally from acquisitions during 1997, as described in Note 2 to the 1997 Consolidated Financial Statements, and the 1997 Financings (described below). In addition, during the past two years the Company has significantly expanded its cemetery and funeral pre-need sales programs. The rapid growth in cemetery pre-need sales and the related long-term receivables have contributed to the greater uses of cash than generated from operations. Cemetery pre-need sales are typically structured with low initial cash payments by the customers which do not offset the cash costs of establishing and supporting a growing pre-need sales program including the payment of certain sales commissions. For cemetery pre-need sales, the balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability and, accordingly, the increase in the level of pre-need cemetery sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At December 31, 1997, the Company's long-term debt/equity ratio was 1.2:1.

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

    In September 1997, Loewen completed a public offering in Canada and a private placement in the United States of Cdn. $200 million of 6.10% Series 5 Senior Guaranteed Notes due 2002 (the "Series 5 Senior Notes"). The net proceeds from the Series 5 Senior Notes offering were used for working capital and general corporate purposes, including acquisitions. The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement."

    In September 1997, LGII expanded its $750 million revolving credit facility to $1 billion (the "Revolving Credit Facility"). The Revolving Credit Facility had two components, a $750 million tranche which matured in September 2002 and a $250 million 364-day tranche which matured in September 1998. In March 1998, the Company further amended the Revolving Credit Facility to provide greater flexibility for the timing of equity offerings and other financing alternatives. As part of the amendment, the 364-day tranche was terminated and the $750 million tranche was reduced to a $600 million revolving agreement which matures in March 2001. The Revolving Credit Facility bears interest at alternative market rates selected by LGII and is secured in the manner described below under "Collateral Trust Agreement." During 1998, the Company expects to obtain one or more additional financing facilities to replace a portion of the reduction in the Revolving Credit Facility.

    In September 1997, LGII completed a private placement in the United States of $300 million in pass-through asset trust senior guaranteed notes, due 2009 ("the PATS Senior Notes"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then-current credit spread to the ten-year United States Treasury rate. The PATS Senior Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The net proceeds from the PATS Senior Notes offering were used for working capital and general corporate purposes including acquisitions. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

    In September 1997, the Company repaid in advance of its final maturity, a Cdn. $35 million Canadian bank term credit agreement and in October 1997, repaid in full $100 million of Series A, B and C senior amortizing notes. In accordance with the terms of the bank term credit agreement and the notes, the Company incurred and expensed make-whole penalties aggregating $7.7 million in 1997.

    INDEBTEDNESS

    In addition to the Revolving Credit Facility and the PATS Senior Notes described above, LGII has outstanding four series of senior guaranteed notes aggregating $700 million (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.50% to 8.25% and have initial terms of five to seven years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $50 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    In addition to the Series 5 Senior Notes, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $51 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and an initial term of ten years. Loewen also has a Cdn.$50 million revolving credit facility that matures in July 1999 (the "Canadian Revolving Credit Facility"). A subsidiary of Loewen has a $105 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan").

    COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis (the "Collateral Trust Agreement"). The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of its subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. This senior lending group consists principally of the lenders under the Series 1-5 Senior Notes, the Series D and E Amortizing Notes, the Revolving Credit Facility, the Canadian Revolving Credit Facility, the MEIP Loan, and the PATS Senior Notes as well as the holders of certain letters of credit.

    RESTRICTIONS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions and provisions restricting payment of dividends on Common and preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios. At December 31, 1997, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement.

    At December 31, 1997, the Company was in violation of certain debt covenants regarding interest rate coverage ratios. The Company has secured applicable waivers from the lenders to remedy such violations.

    In connection with the issuance of the MIPS by LGC in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 7 to the 1997 Consolidated Financial Statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations which restrict distributions, loans and advances from such subsidiaries to the Company.

    SHARE REPURCHASE PROGRAM

    In September 1997, the Company announced that it may, from time to time and until September 1998 subject to market and other conditions, repurchase up to approximately 3,600,000 of its Common Shares and up to 440,000 of its Series C Preferred Shares, through the facilities of the Toronto Stock Exchange, the Montreal Exchange and the New York Stock Exchange. As at March 6, 1998, no share repurchases had been made.

    INTEREST RATE RISK MANAGEMENT

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties. The Company's practice is to use swaps and options to manage its exposure to interest rate movements. The Company's strategy is to maintain an average of between 60% and 80% of its debt subject to fixed interest rates, although at any point in time during a period the percentage of debt subject to fixed interest rates may be higher or lower. The Company also uses futures and options to fix the interest rate of anticipated financing transactions in advance. All derivatives are entered into as hedges based on several criteria, including the timing, size and term of the anticipated transaction. Any gain or loss from an effective hedging transaction is deferred and amortized over the life of the financing transaction as an adjustment to interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
THE LOEWEN GROUP INC.

  Report of Independent Accountants........................................................................         27

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................         28

  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995...............         29

  Consolidated Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995........         30

  Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and
    1995...................................................................................................         31

  Notes to Consolidated Financial Statements...............................................................         32

  Supplementary Data: Quarterly Financial data (unaudited).................................................         72

LOEWEN GROUP INTERNATIONAL, INC. (1)

  Report of Independent Accountants........................................................................         73

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................         74

  Consolidated Statements of Operations and Retained Earnings (Deficit) for the Years Ended December 31,
    1997, 1996 and 1995....................................................................................         75

  Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and
    1995...................................................................................................         76

  Notes to Consolidated Financial Statements...............................................................         77

TLGI MANAGEMENT CORP. (1)

  Report of Independent Accountants........................................................................        110

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        111

  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995...............        112

  Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 1997, 1996 and
    1995...................................................................................................        113

  Consolidated Statements of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and
    1995...................................................................................................        114

  Notes to Consolidated Financial Statements...............................................................        115

4103 INVESTMENTS LTD. (1)

  Report of Independent Accountants........................................................................        128

  Balance Sheet as of December 31, 1997....................................................................        129

  Statements of Operations and Retained Earnings for the Period from March 24 to December 31, 1997.........        130

  Notes to Financial Statements............................................................................        131

                                                                                                               PAGE
                                                                                                             ---------
NEWEOL INVESTMENTS LTD. (1)

  Report of Independent Accountants........................................................................        139

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        140

  Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996
    and 1995...............................................................................................        141

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...............        142

  Notes to Consolidated Financial Statements...............................................................        143

LOEWEN LUXEMBOURG (NO. 1) S.A. (1)

  Report of Independent Accountants........................................................................        155

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        156

  Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996
    and 1995...............................................................................................        157

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...............        158

  Notes to Consolidated Financial Statements...............................................................        159

LOEWEN LUXEMBOURG (NO. 2) S.A. (1)

  Report of Independent Accountants........................................................................        164

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        165

  Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996
    and 1995...............................................................................................        166

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...............        167

  Notes to Consolidated Financial Statements...............................................................        168

------------------------

(1) FINANCIAL STATEMENTS OF LGII, TLGI MANAGEMENT CORP., 4103 INVESTMENTS LTD., NEWEOL INVESTMENTS LTD., LOEWEN LUXEMBOURG (NO. 1) S.A. AND LOEWEN LUXEMBOURG (NO. 2) S.A. ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE OUTSTANDING SHARES OF EACH OF SUCH COMPANIES CONSTITUTE A "SUBSTANTIAL PORTION" OF THE COLLATERAL (WITHIN THE MEANING OF SECURITIES AND EXCHANGE COMMISSION RULE 3-10 UNDER REGULATION S-X) THAT SECURES THE SERIES 1 THROUGH 4 NOTES THAT WERE ISSUED BY LGII AND GUARANTEED BY LOEWEN.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 1997 and 1996 and the consolidated statements of operations, retained earnings and changes in financial position for each of the years in the three year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II included in item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in Canada. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG
Chartered Accountants
Vancouver, Canada

February 27, 1998 except as to Note 22,
which is as of March 27, 1998

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
ASSETS
Current assets
  Cash and term deposits..............................................................  $     36,767  $     18,059
  Receivables, net of allowances......................................................       251,006       187,617
  Inventories.........................................................................        34,885        32,008
  Prepaid expenses....................................................................        11,141        11,545
                                                                                        ------------  ------------
                                                                                             333,799       249,229

Prearranged funeral services..........................................................       410,379       334,420
Long-term receivables, net of allowances..............................................       553,663       288,579
Investments...........................................................................       224,008       266,228
Insurance invested assets.............................................................       305,610       296,249
Cemetery property, at cost............................................................       957,831       615,192
Property and equipment................................................................       797,178       686,285
Names and reputations.................................................................       633,143       558,710
Deferred income taxes.................................................................       130,913        67,904
Other assets..........................................................................       156,636       134,143
                                                                                        ------------  ------------
                                                                                        $  4,503,160  $  3,496,939
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities............................................  $    160,208  $    114,072
  Long-term debt, current portion.....................................................        43,507        79,580
                                                                                        ------------  ------------
                                                                                             203,715       193,652
Long-term debt........................................................................     1,750,427     1,416,345
Other liabilities.....................................................................       308,909       216,842
Insurance policy liabilities..........................................................       214,492       212,480
Deferred prearranged funeral services revenue.........................................       410,379       334,420

Preferred securities of subsidiary....................................................        75,000        75,000

Shareholders' equity
  Common shares.......................................................................     1,271,177       796,431
  Preferred shares....................................................................       157,146       157,146
  Retained earnings...................................................................        98,354        80,117
  Foreign exchange adjustment.........................................................        13,561        14,506
                                                                                        ------------  ------------
                                                                                           1,540,238     1,048,200
                                                                                        ------------  ------------
                                                                                        $  4,503,160  $  3,496,939
                                                                                        ------------  ------------
                                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 11, 14 AND 22)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  -----------
Revenue
  Funeral..................................................................  $    602,112  $  549,833  $   441,352
  Cemetery.................................................................       422,010     286,652      143,577
  Insurance................................................................        89,977      71,900       13,564
                                                                             ------------  ----------  -----------
                                                                                1,114,099     908,385      598,493
Costs and expenses
  Funeral..................................................................       374,191     326,892      258,872
  Cemetery.................................................................       300,031     194,725      103,726
  Insurance................................................................        73,304      54,709       10,533
                                                                             ------------  ----------  -----------
                                                                                  747,526     576,326      373,131
                                                                             ------------  ----------  -----------
                                                                                  366,573     332,059      225,362
Expenses
  General and administrative...............................................       113,707      71,191       67,652
  Depreciation and amortization............................................        71,383      56,763       40,103
  Restructuring costs......................................................        33,364          --           --
                                                                             ------------  ----------  -----------
                                                                                  218,454     127,954      107,755
                                                                             ------------  ----------  -----------
Earnings from operations...................................................       148,119     204,105      117,607
Interest on long-term debt.................................................       125,450      88,932       50,913
Loss on early extinguishment of debt.......................................         7,675          --           --
Gain on sale of investment.................................................       (24,099)         --           --
Finance costs related to hostile takeover proposal.........................            --       3,230           --
Other costs related to hostile takeover proposal...........................            --      15,448           --
Litigation related finance costs...........................................            --          --       19,914
Legal settlements..........................................................            --          --      165,000
                                                                             ------------  ----------  -----------
Earnings (loss) before undernoted items....................................        39,093      96,495     (118,220)
Dividends on preferred securities of subsidiary............................         7,088       7,088        7,088
                                                                             ------------  ----------  -----------
Earnings (loss) before income taxes and undernoted items...................        32,005      89,407     (125,308)
Income taxes
  Current..................................................................        34,152      22,544       29,379
  Deferred.................................................................       (31,495)      6,551      (76,557)
                                                                             ------------  ----------  -----------
                                                                                    2,657      29,095      (47,178)
                                                                             ------------  ----------  -----------
                                                                                   29,348      60,312      (78,130)
Equity and other earnings of associated companies..........................        13,380       3,594        1,446
                                                                             ------------  ----------  -----------
Net earnings (loss) for the year...........................................  $     42,728  $   63,906  $   (76,684)
                                                                             ------------  ----------  -----------
                                                                             ------------  ----------  -----------
Basic earnings (loss) per Common share.....................................  $       0.49  $     0.97  $     (1.69)
Fully diluted earnings (loss) per Common share.............................  $       0.49  $     0.97  $     (1.69)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Retained earnings, beginning of year..........................................  $   80,117  $   36,439  $  115,492
Net earnings (loss)...........................................................      42,728      63,906     (76,684)
Common share dividends........................................................     (14,958)    (11,354)     (2,369)
Preferred share dividends.....................................................      (9,533)     (8,874)         --
                                                                                ----------  ----------  ----------
Retained earnings, end of year................................................  $   98,354  $   80,117  $   36,439
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Dividend per Common share.....................................................  $    0.200  $    0.200  $    0.050
Dividend per Preferred share..................................................  $    1.083  $    1.008  $       --

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                               1997          1996         1995
                                                                           -------------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss)....................................................  $      42,728  $    63,906  $   (76,684)
  Items not affecting cash
    Depreciation and amortization........................................         71,383       56,763       40,103
    Gain on sale of investments..........................................        (27,208)          --           --
    Deferred income taxes................................................        (31,495)       6,551      (76,557)
    Equity and other earnings of associated companies....................        (13,380)      (3,594)      (1,446)
    Restructuring costs..................................................         15,645           --           --
  Common shares and debt issued for legal settlements....................             --     (112,000)     112,000
  Other, including net changes in other non-cash balances................       (231,112)    (147,398)      12,872
                                                                           -------------  -----------  -----------
                                                                                (173,439)    (135,772)      10,288
                                                                           -------------  -----------  -----------
Investing
  Business acquisitions..................................................       (546,498)    (619,632)    (487,948)
  Construction of new facilities.........................................        (32,429)     (17,719)     (14,695)
  Investments, net.......................................................         14,523     (171,398)     (15,719)
  Purchase of insurance invested assets..................................       (261,987)    (106,335)          --
  Proceeds on disposition and maturities of insurance invested assets....        252,626       71,939           --
  Purchase of property and equipment.....................................        (52,830)     (54,911)     (21,369)
  Proceeds on disposition of investments and assets......................         85,812       24,067        3,490
  Other..................................................................        (14,270)       2,335      (32,932)
                                                                           -------------  -----------  -----------
                                                                                (555,053)    (871,654)    (569,173)
                                                                           -------------  -----------  -----------
Financing
  Issue of Common shares, before income tax recovery.....................        462,430      300,583      203,056
  Issue of Preferred shares, before income tax recovery..................             --      154,094           --
  Increase in long-term debt.............................................      1,385,425    1,128,449      396,461
  Reduction in long-term debt............................................     (1,082,970)    (514,510)     (53,793)
  Common share dividends.................................................        (14,958)     (11,354)      (2,369)
  Preferred share dividends..............................................         (9,533)      (8,874)          --
  Current note payable...................................................             --      (38,546)      38,546
  Other..................................................................          6,768      (23,741)       4,238
                                                                           -------------  -----------  -----------
                                                                                 747,162      986,101      586,139
                                                                           -------------  -----------  -----------
Increase (decrease) in cash and cash equivalents during the year.........         18,670      (21,325)      27,254
Effect of foreign exchange adjustment....................................             38          (70)         551
Cash and cash equivalents, beginning of year.............................         18,059       39,454       11,649
                                                                           -------------  -----------  -----------
Cash and cash equivalents, end of year...................................  $      36,767  $    18,059  $    39,454
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
CASH AND CASH EQUIVALENTS INCLUDE CASH AND TERM DEPOSITS.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of The Loewen Group Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 23.

    The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1997 except for a few companies with small minority interests. The Company's operating subsidiaries in the United States are held through Loewen Group International, Inc. ("LGII").

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

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when non-cancellable customer contracts are signed with concurrent recognition of related costs. Allowances for cancellations arising from non-payment are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, a portion of the proceeds from the sale of preneed merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

INSURANCE OPERATIONS

    (a) INSURANCE REVENUE

    The Company earns insurance revenue primarily through the sale of industrial life and ordinary life insurance policies.

    (b) INSURANCE INVESTED ASSETS

    Bonds and other fixed-term securities are carried at amortized cost. Net realized gains and losses on the disposal of bonds and other fixed-term securities are deferred and amortized to income over the remaining term to maturity of the security sold. Equity securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

    (c) INSURANCE POLICY LIABILITIES

    Insurance policy liabilities represent an estimate of the amount which, together with future premiums and investment income, will be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Liabilities are computed using the policy premium method which involves the use of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates concerning such factors as mortality and morbidity rates, future investment yields, future expense levels and rates of surrender. Consequently, policy liabilities include reasonable provisions for adverse deviations from those estimates. These assumptions will be revised if it is determined that future experience differs substantially from that previously assumed.

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

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements......................................  10 to 40 years
Automobiles.....................................................  6 years
Furniture, fixtures and equipment...............................  6 to 10 years
Computer hardware and software..................................  6 to 10 years
Leasehold improvements..........................................  over the term of the lease plus one renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts capitalized for non-competition agreements with certain key management personnel of acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including investments, cemetery properties, property and equipment, names and reputations and other assets, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

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

DERIVATIVE INSTRUMENTS

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

    The Company enters into interest rate swap agreements to manage interest rate exposure on its long-term debt. The difference between the amounts paid and received is accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company uses basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions are probable and the significant characteristics and expected terms are identified. Any gain or loss as a result of the hedging is deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time a hedging transaction no longer meets the criteria of a hedge, any gain or loss is recognized in current earnings.

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

DEFERRED INCOME TAXES

    The Company follows the allocation method for accounting for income taxes. Under this method recognition is given in the financial statements to the tax effects of timing differences between income for financial statement and income tax purposes. The differences arise primarily from interest, provisions for legal settlements and related costs, intercompany charges, depreciation, amortization, deferred finance

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) costs, direct marketing costs, provision for bad debts and contract cancellations, operating loss carry-forwards, cemetery sales and share issue costs.

EARNINGS PER SHARE

    Basic earnings (loss) per share figures are calculated based on net earnings
(loss) attributable to Common shareholders using the weighted average number of Common shares outstanding during the respective periods.

    Fully diluted earnings (loss) per share figures assume, if dilutive (a) exercise of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return of 6.9% (1996 -- 6.5%, 1995 -- 6.2%), (b) conversion of the Series C Preferred shares effective on the date of the issue of the Series C Receipts and the add-back of the dividends during the period and (c) exercise of options and purchase rights under the 1994 Management Equity Investment Plan ("MEIP") effective on their dates of issue and the add-back of the interest under the related MEIP loan. See Note 9(d).

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

NOTE 2.  ACQUISITIONS

    During the year ended December 31, 1997, the Company acquired 105 funeral homes, 171 cemeteries and one insurance company in the United States, 23 funeral homes in Canada and 10 funeral homes in the United Kingdom.

    During the year ended December 31, 1996, the Company acquired 149 funeral homes, 135 cemeteries and two insurance companies in the United States and ten funeral homes and one cemetery in Canada. Included in these acquisitions is the purchase of certain net assets of S.I. Acquisition Associates L.P. ("S.I.") of Donaldsville, Louisiana, for approximately $155,800,000, including costs of acquisition. S.I. concurrently acquired all of the outstanding shares of Ourso Investment Corporation. The S.I. assets included 15 funeral homes, two cemeteries and two insurance companies.

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

                                                                                              1997        1996
                                                                                           ----------  -----------
Current assets...........................................................................  $   10,138  $    13,624
Prearranged funeral services.............................................................      37,271       49,098
Long-term receivables, net of allowances.................................................      85,098       90,882
Investments..............................................................................          36        1,837
Insurance invested assets................................................................          --      185,971
Cemetery property, at cost...............................................................     305,038      255,239
Property and equipment...................................................................      87,587      111,610
Names and reputations....................................................................     104,918      154,297
Other assets.............................................................................         264          251
                                                                                           ----------  -----------
                                                                                              630,350      862,809

Current liabilities......................................................................      (6,680)     (19,364)
Long-term debt...........................................................................      (4,948)      (2,068)
Other liabilities........................................................................     (55,845)     (53,995)
Insurance policy liabilities.............................................................          --     (125,250)
Deferred income taxes....................................................................      20,892        6,598
Deferred prearranged funeral services revenue............................................     (37,271)     (49,098)
                                                                                           ----------  -----------
                                                                                           $  546,498  $   619,632
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Consideration
  Cash, including assumed debt repaid at closing.........................................  $  481,617  $   556,921
  Debt...................................................................................      41,880       51,060
  Common shares..........................................................................      23,001       11,651
                                                                                           ----------  -----------
Purchase Price...........................................................................  $  546,498  $   619,632
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the year ended December 31, 1997 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                            1997          1996
                                                                                        ------------  ------------
Revenues..............................................................................  $  1,172,274  $  1,033,218
Net earnings..........................................................................  $     42,777  $     64,410
Basic earnings per share..............................................................  $       0.49  $       0.97
Fully diluted earnings per share......................................................  $       0.49  $       0.97

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  PREARRANGED FUNERAL SERVICES

    Included in the consolidated balance sheet at December 31, 1997, as prearranged funeral services is $410,379,000 (1996 -- $334,420,000), representing amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed.

AMOUNTS HELD IN PREARRANGED FUNERAL TRUSTS

                                                                                               1997        1996
                                                                                            ----------  ----------
Short-term investments....................................................................  $  145,365  $   98,615
Fixed maturities..........................................................................      92,555     116,177
Balanced mutual funds.....................................................................     123,080      58,648
Equity securities.........................................................................      14,970      10,870
Insurance policies held by trust..........................................................      32,552      45,228
Other.....................................................................................       1,857       4,882
                                                                                            ----------  ----------
                                                                                            $  410,379  $  334,420
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1997 was 3.8% (1996 -- 5.2%, 1995 -- 5.1%).

NOTE 4.  INVESTMENTS

                                                                                               1997        1996
                                                                                            ----------  ----------
PRIME SUCCESSION HOLDINGS, INC. ("PRIME")
  213.2353 Common shares (1996 -- 213.2353) representing 21.8%............................  $   11,274  $   12,780
  7,170 Preferred Shares (1996 -- 6,350) representing 100%................................      71,698      63,500

ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")
  204.5454 Common shares (1996 -- 204.5454) representing 20.45%...........................       4,377       6,525
  9,461 Preferred shares (1996 -- 8,600) representing 100%................................      94,610      86,000

ARBOR MEMORIAL SERVICES, INC. ("ARBOR")...................................................          --      39,517
INVESTMENTS OF JOINT VENTURE..............................................................      40,113      37,187
OTHER.....................................................................................       1,936      20,719
                                                                                            ----------  ----------
                                                                                            $  224,008  $  266,228
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    (a) PRIME

    On August 26, 1996, the Company acquired 235.2941 shares of Prime common stock for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend, for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 shares of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
Prime common stock, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 shares of Prime common stock and Blackstone has paid $52,000,000 for 764.7059 shares of Prime common stock representing 21.8% and 78.2%, respectively, of Prime's voting common stock.

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

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its share in Prime to a party other than to an affiliate of itself.

    The Company accounts for its investment in Prime preferred stock by the cost method. For the year ended December 31, 1997, income of $6,542,000 (August 26, 1996 to December 31, 1996 income of $2,300,000) was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the year ended December 31, 1997, a loss of $1,469,000 (August 26, 1996 to December 31, 1996 loss of $1,144,000) was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest is determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Any payment to Blackstone is subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put or Call is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

    Summarized financial data for Prime for the year ended December 31, 1997 and the period August 26, 1996 to December 31, 1996 are presented as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Income statement information:

  Revenue.................................................................................  $  101,139  $   32,651
  Gross margin............................................................................      38,616      11,066
  Earnings from operations................................................................      24,123       5,492
  Payment-in-kind dividend................................................................       6,542       2,300
  Net loss attributable to common shareholders............................................      (6,739)     (5,250)

Balance sheet information:

  Current assets..........................................................................  $   25,694  $   24,614
  Non-current assets......................................................................     369,412     374,174
                                                                                            ----------  ----------
  Total assets............................................................................     395,106     398,788

  Current liabilities.....................................................................      14,964      22,531
  Non-current liabilities.................................................................     253,734     249,652
                                                                                            ----------  ----------
  Total liabilities.......................................................................     268,698     272,183

  Shareholders' equity....................................................................     126,408     126,605

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)

    (b) RH HOLDINGS

    On November 19, 1996, the Company acquired 204.5454 shares of RH Holdings common stock for $9,000,000, representing 20.45% of RH Holdings' voting common stock, and 100% of RH Holdings' non-voting preferred stock, with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 shares of RH Holdings common stock, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

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

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the year ended December 31, 1997, income of $8,708,000 (November 19, 1996 to December 31, 1996 income of $932,000) was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the year ended December 31, 1997, a loss of $2,142,000 (November 19, 1996 to December 31, 1996 loss of $468,000) was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's RH Holdings common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its RH Holdings common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Company, subject to certain conditions, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put or Call is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    Summarized financial data for RH Holdings for the year ended December 31, 1997 and for the period November 19, 1996 to December 31, 1996 are presented as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Income statement information:
  Revenue.................................................................................  $   70,742  $    7,097
  Gross margin............................................................................      55,671       5,472
  Earnings from operations................................................................      14,834       1,343
  Payment-in-kind dividend................................................................       8,708         932
  Net loss attributable to common shareholders............................................     (10,476)     (1,460)

Balance sheet information:
  Current assets..........................................................................  $   17,117  $   21,272
  Non-current assets......................................................................     294,934     296,562
                                                                                            ----------  ----------
  Total assets............................................................................     312,051     317,834

  Current liabilities.....................................................................      15,780      15,510
  Non-current liabilities.................................................................     169,013     173,298
                                                                                            ----------  ----------
  Total liabilities.......................................................................     184,793     188,808

  Shareholders' equity....................................................................     127,258     129,026

    (c) ARBOR

    The investment in Arbor, an operator of funeral homes and cemeteries in Canada, was accounted for by the equity method. The investment was sold on November 17, 1997 for cash consideration of $67,246,000 resulting in a gain before taxes of $24,099,000. The after-tax gain, net of a foreign exchange loss of $836,000, was $13,851,000. The Company's equity in the earnings of Arbor in 1997, prior to its sale, was $1,681,000 (1996 -- $1,879,000, 1995 --
$1,391,000).

    (d) INVESTMENTS OF JOINT VENTURE

    The Company is a party to a joint venture for investment purposes. The investment balance represents the Company's proportionate share of the joint venture's investment in credit card receivables. The Company's proportionate share of the joint venture's liabilities is $39,660,000 (1996 -- $36,897,000), resulting in a net investment of $453,000 (1996 -- $290,000). The investment matured on January 15, 1998 and the joint venture's liabilities were repaid.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INSURANCE INVESTED ASSETS

                                                                     DECEMBER 31, 1997       DECEMBER 31, 1996
                                                                   ----------------------  ----------------------
                                                                    CARRYING     MARKET     CARRYING     MARKET
                                                                     VALUE       VALUE       VALUE       VALUE
                                                                   ----------  ----------  ----------  ----------
Fixed maturities.................................................  $  281,659  $  290,200  $  256,919  $  257,250
Equity securities................................................         110          55       2,376       2,343
Short-term investments and other.................................      23,841      23,841      36,954      37,016
                                                                   ----------  ----------  ----------  ----------
                                                                   $  305,610  $  314,096  $  296,249  $  296,609
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    On the insurance invested assets, the Company earned $23,847,000 of investment income for the year ended December 31, 1997 (1996 -- $16,883,000). Included in the market value of insurance invested assets are $8,947,000 and $461,000 of unrealized gains and losses, respectively (1996 -- $1,882,000 and $1,552,000, respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$6,081,000 due in one year or less (1996 -- $3,750,000), $30,576,000 due in one to five years (1996 -- $56,000,000), $81,005,000 due in five to ten years
(1996 -- $47,958,000), and $52,929,000 due after ten years (1996 --
$25,018,000). Maturities on a market value basis are approximately the same as the amortized cost basis at December 31, 1997. The Company had approximately $111,068,000 (1996 -- $124,193,000) in mortgage-backed securities and collateralized mortgage obligations at December 31, 1997 with a market value of $115,015,000 (1996 -- $124,524,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT

                                                                                            1997          1996
                                                                                        ------------  ------------
Bank revolving credit agreements, see Note 22.........................................  $    264,729  $    270,489
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2001.....       105,140       107,583
Canadian bank term credit agreement due in 2000 (Cdn. $35,000,000)....................            --        25,536
9.70% Series A and C senior amortizing notes due in 1998..............................            --        62,500
9.93% Series B senior amortizing notes due in 2001....................................            --        35,700
9.62% Series D senior amortizing notes due in 2003....................................        51,429        60,000
6.49% Series E senior amortizing notes due in 2004....................................        50,000        50,000
7.50% Series 1 senior notes due in 2001...............................................       225,000       225,000
7.75% Series 3 senior notes due in 2001...............................................       125,000       125,000
8.25% Series 2 and 4 senior notes due in 2003.........................................       350,000       350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000)...........................       139,948            --
6.70% PATS senior notes...............................................................       300,000            --
Present value of notes issued for legal settlements discounted at an effective
  interest rate of 7.75%..............................................................        39,115        40,000
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%, see Note 21........................................        24,515        34,681
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries........................................................................       119,058       109,436
                                                                                        ------------  ------------
                                                                                           1,793,934     1,495,925
Less current portion..................................................................        43,507        79,580
                                                                                        ------------  ------------
                                                                                        $  1,750,427  $  1,416,345
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(a) In 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by the Company of substantially all of its subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. The senior lenders consist principally of the lenders under the senior amortizing notes, senior notes and bank revolving and term credit agreements as well as the holders of certain letters of credit. At December 31, 1997, the indebtedness owed to the senior lending group subject to the collateral trust arrangement, including holders of certain letters of credit, aggregated $1,641,000,000.

(b) Certain of the above loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Company to maintain specified financial ratios.

(c) In September 1997, the Company expanded its $750,000,000 revolving credit agreement to $1,000,000,000 (the "Revolving Credit Agreement"). The expanded Revolving Credit Agreement has two components, a $750,000,000 tranche which matures in September 2002 and a $250,000,000 364 day tranche which matures in September 1998. At December 31, 1997, $234,500,000 was outstanding under this Revolving Credit Agreement.

    In addition, the Company also has a Cdn. $50,000,000 revolving credit agreement which matures July 1999. At December 31, 1997, $30,229,000 (Cdn. $43,200,000) was outstanding under this Canadian revolving credit agreement.

    The Company's bank revolving credit agreements and MEIP bank term credit agreement bear interest at floating rates based on U.S. Libor, Canadian Bankers Acceptance rates or the prime rates of certain banks, plus an applicable margin depending upon a combination of the Company's ability to maintain specified financial ratios and the Company's long-term debt credit ratings. The Company is also required to pay a commitment fee on the unused portion of the revolving credit agreements.

(d) In September 1997, the Company repaid in advance of its final maturity, the Canadian bank term credit agreement and in October 1997, repaid the Series A, B and C senior amortizing notes. In accordance with the terms of the notes and the bank term credit agreement, the Company incurred and expensed make-whole penalties aggregating $7,675,000 in 1997.

(e) Repayment of the senior amortizing notes commenced September 1997 for Series D and February 1998 for Series E, all in equal annual amounts to the respective due dates.

(f) In September 1997, the Company completed a public offering in Canada and a private placement in the United States of Cdn. $200,000,000 of 6.10% Series 5 senior guaranteed notes due 2002 (the "Series 5 senior notes").

(g) In September 1997, the Company completed a private placement in the United States of $300,000,000 in pass-through asset trust senior guaranteed notes, due 2009 (the "PATS senior notes"). The PATS senior notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to the Company's then current credit spread to the ten year United States Treasury rate. The PATS senior notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999.

(h) The notes issued under legal settlements represent a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note.

(i) The Company incurred and paid approximately $103,799,000 of interest during 1997 (1996 -- $91,000,000), of which approximately $2,093,000 (1996 --
    $2,100,000) was capitalized as cost of construction or development of cemetery property.

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LONG-TERM DEBT (CONTINUED)

    (j) Maturities of long-term debt are as follows:

                                                                                                         TOTAL
                                                                                                      ------------
1998................................................................................................  $     43,507
1999................................................................................................       373,272
2000................................................................................................        48,092
2001................................................................................................       489,760
2002................................................................................................       401,770
Thereafter..........................................................................................       437,533
                                                                                                      ------------
                                                                                                      $  1,793,934
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

    Summarized financial data for LGII are presented as follows:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Income statement information

  Revenue...............................................................  $  1,035,099  $    839,352  $    540,825
  Gross margin..........................................................       308,697       296,566       198,867
  Earnings from operations..............................................       116,774       179,185        75,715
  Net loss..............................................................       (77,746)       (4,868)     (127,353)

Balance sheet information
  Current assets........................................................  $    244,552  $    223,388  $    184,289
  Non-current assets....................................................     3,688,148     2,865,005     1,776,425
                                                                          ------------  ------------  ------------
  Total assets..........................................................     3,932,700     3,088,393     1,960,714

  Current liabilities...................................................       172,371       156,290       221,555
  Non-current liabilities...............................................     3,440,175     2,719,453     1,696,709
                                                                          ------------  ------------  ------------
  Total liabilities.....................................................     3,612,546     2,875,743     1,918,264

  Shareholders' equity..................................................       320,154       212,650        42,450

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

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (a) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1997, such agreements included:

    (1) Three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.938% at December 31, 1997) and will pay fixed rates of 5.755%, 6.200% and 6.190% under the agreements. The agreements expire in June 1999, June 2001 and June 2001, respectively.

    (2) Three interest rate swap agreements with commercial banks, having an aggregate notional principal amount of Cdn. $100,000,000. The Company will receive a fixed rate of 6.100% and will pay floating Bankers Acceptance based rates determined quarterly (5.300% at December 31, 1997). The agreements expire in October 2002.

    The Company is exposed to credit losses in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties. The carrying amounts of the interest rate swap agreements approximate fair values at December 31, 1997.

    (b) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, accounts payable and accrued liabilities and liabilities of joint venture approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities and the Put/Call Agreements have been omitted

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
because it is not practicable to determine fair value with sufficient reliability. Financial instruments with a carrying value different from their fair value include:

                                                                    DECEMBER 31, 1997           DECEMBER 31, 1996
                                                                --------------------------  --------------------------
                                                                  CARRYING                    CARRYING
                                                                   VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                                ------------  ------------  ------------  ------------
(1)        Financial assets
           Prearranged funeral services.......................  $    410,379  $    415,966  $    334,420  $    334,420
           Investments
           Practicable to estimate fair value.................        40,113        40,113        53,403        54,080
           Not practicable....................................       168,244            --       152,453            --
           Insurance invested assets..........................       305,610       314,096       296,249       296,609
           Long-term receivables
           Practicable to estimate fair value.................       275,866       278,415       123,425       125,289
           Not practicable....................................       277,797            --       165,154            --

(2)        Financial liabilities
           Long-term debt.....................................  $  1,793,934  $  1,833,203  $  1,495,925  $  1,523,468
           Preferred securities of subsidiary.................        75,000        81,375        75,000        79,500

    The fair value determination of prearranged funeral services, insurance invested assets and certain investments and long-term receivables is based on quoted market prices. For certain long-term receivables and other investments, fair value is estimated by discounting the future cash flows, including interest payments, using rates currently available for investments of similar terms and maturity. The investments for which it is not practicable to estimate fair value comprise primarily the preferred share investments in Prime and RH Holdings. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

    The fair value of long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The fair value of long-term debt subject to floating market rates approximates its carrying value. The fair value of the preferred securities of a subsidiary is estimated based upon quoted market prices.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL

    (a) AUTHORIZED

200,000,000 (1996 -- 200,000,000) First Preferred shares without par value

 40,000,000 (1996 -- 40,000,000) Class A shares without par value

750,000,000 (1996 -- 750,000,000) Common shares without par value

    Of the 200,000,000 First Preferred shares, 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred Shares without par value, Series A, 425,000 shares are designated as Convertible First Preferred Shares, Series B, see Note 9(c), and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred shares"), see Note 9(c).

    (b) ISSUED AND OUTSTANDING

                                                                                         NUMBER OF
                                                                                           SHARES     STATED VALUE
                                                                                        ------------  ------------
Common shares and contributed surplus
Outstanding December 31, 1994.........................................................    41,015,447  $    282,560
  Issued for cash by public offering, net of expenses of $5,491,000...................     6,325,000       187,421
  Issued for cash on exercise of stock options, including related tax benefits........       415,010         6,725
  Issued for cash under stock purchase plan...........................................        93,475         2,334
  Issued for acquisitions.............................................................       312,758        10,896
  Issued under employee stock bonus plan..............................................         6,075           119
                                                                                        ------------  ------------
Outstanding December 31, 1995.........................................................    48,167,765       490,055
  Issued for cash by public offering, net of expenses of $5,558,000...................     7,700,000       216,576
  Issued for legal settlements........................................................     2,500,000        72,000
  Issued for cash on exercise of stock options, including related tax benefits........       315,583         5,214
  Issued for cash under stock purchase plan...........................................        20,850           708
  Issued for acquisitions, see Note 2.................................................       340,537        11,651
  Issued under employee stock bonus plan..............................................        12,280           227
                                                                                        ------------  ------------
Outstanding December 31, 1996.........................................................    59,057,015       796,431
  Issued for cash by public offering, net of expenses of $10,402,000..................    13,800,000       445,136
  Issued for cash on exercise of stock options, including related tax benefits........       181,086         4,813
  Issued for cash under stock purchase plan...........................................        56,625         1,630
  Issued for acquisitions, see Note 2.................................................       807,161        23,001
  Issued under employee stock bonus plan..............................................         9,010           166
                                                                                        ------------  ------------
Outstanding December 31, 1997.........................................................    73,910,897  $  1,271,177
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Preferred shares
  Series C Preferred shares...........................................................     8,800,000  $    157,146
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    (c) FIRST PREFERRED SHARES

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

    The Series C Preferred shares were issued for cash of $157,146,000 by public offering, net of expenses of $3,776,000, in 1996. The holders of Series C Preferred shares will have the right at any time before January 1, 2003, to convert each Series C Preferred share into that number of Common shares determined by dividing Cdn. $25.00 by Cdn. $38.125. Thereafter, a holder of Series C Preferred shares will have the right on January 1, 2003, and on the first business day of each quarter thereafter, to convert all or part of such Series C Preferred shares into that number of Common shares determined by dividing Cdn. $25.00 plus accrued and unpaid dividends by the greater of Cdn. $3.00 and 95% of the Current Market Price (as defined) on the date of conversion.

    The holders of the Series C Preferred shares are entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly.

    The Series C Preferred shares will not be redeemable by the Company prior to July 1, 1999.

    On or after July 1, 1999, the Series C Preferred shares will be redeemable by the Company, upon giving not less than 30 days notice, at a redemption price equal to Cdn. $25.00 per share together with accrued and unpaid dividends. Prior to July 1, 2001, the redemption will only be effected by the issuance of Common shares, determined by dividing the redemption price by the greater of Cdn. $3.00 and 95% of the Current Market Price at the date of redemption. On and after July 1, 2001, the redemption may be effected by the issuance of Common shares or payment of a cash amount.

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

    (d) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 Common shares of the Company were reserved upon adoption by the Company of the MEIP on June 15, 1994. Senior Exchangeable Debentures amounting to $127,670,000 were issued by LGII to a wholly-owned subsidiary of LGII formed to act as agent for the MEIP. The Debentures are due July 15, 2001 and bear interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Company, each of which will be convertible into ten Common shares of the Company. As part of the MEIP, the present participants paid $3,281,000 (1996 -- $3,409,000) for option rights to acquire $65,613,000 (1996 -- $68,185,000) of
Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001, of which $751,000 was paid by

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
the Chairman of the Company. If an option expires unexercised, the participant will receive a refund without interest of the amount paid to acquire such option right. In addition, the Chairman paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates.

    (e) SHAREHOLDER PROTECTION RIGHTS PLAN

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

    The Plan is meant to discourage unfair takeover bid tactics and to give the Board of Directors time, if there is an unsolicited bid, to pursue alternatives to maximize shareholder value. To preserve the shareholders' right to consider takeover bids on a fully-informed basis, the Plan provides that a bidder's position may be substantially diluted if it does not make either a "permitted bid" directly to all shareholders or negotiate with the Board for a waiver of the Plan's provisions.

    Under the Plan, each Common shareholder is entitled to receive one right in certain situations. The rights however will not trade separately from the Common shares unless a takeover bid is announced or someone, excluding "Grandfathered Persons," acquires 20% of the Common shares. To the Company's knowledge, only Raymond L. Loewen and Anne Loewen are Grandfathered Persons.

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

    By creating the potential for substantial dilution of an unfair bidder's position, the Plan encourages an acquirer to proceed by way of a permitted bid or to approach the Board with a view to negotiation. The Plan's permitted bid provision allows bidders to take bids directly to all the shareholders. The Plan thus preserves the shareholder's right to consider such bids on a fully-informed basis. The Company, at the time of the adoption of the Plan, was not aware of any pending or threatened takeover bid for the Company.

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

NOTE 9.  SHARE CAPITAL (CONTINUED)
    (f) STOCK OPTION PLANS

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

    A summary status of the Company's fixed stock option plans and changes during the two years ended December 31, 1997, are as follows:

                                                                         1997                           1996
                                                             -----------------------------  -----------------------------
                                                                         WEIGHTED AVERAGE               WEIGHTED AVERAGE
STOCK OPTIONS                                                  SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
-----------------------------------------------------------  ----------  -----------------  ----------  -----------------
Outstanding beginning of year..............................   4,417,517      $      25       2,861,664      $      21
  Options granted..........................................   1,639,408             30       2,001,586             28
  Options exercised........................................    (175,641)            23        (315,583)            13
  Options cancelled........................................     (99,580)            31        (130,150)            25
                                                             ----------                     ----------
Outstanding end of year....................................   5,781,704      $      26       4,417,517      $      25
                                                             ----------                     ----------
                                                             ----------                     ----------
Options exercisable at end of year.........................   3,043,129                      1,618,262

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    The following table summarizes information about the Company's fixed stock options outstanding at December 31, 1997:

                                                                                     WEIGHTED AVERAGE
                                                                       NUMBER            REMAINING
                                                                   OUTSTANDING AT    CONTRACTUAL LIFE   WEIGHTED AVERAGE
OPTIONS OUTSTANDING                                               DECEMBER 31, 1997     (IN YEARS)       EXERCISE PRICE
----------------------------------------------------------------  -----------------  -----------------  -----------------
Range of exercise prices
$ 9.70 - $20.00.................................................         756,205               5.6          $      13
 20.01 - 30.00..................................................       3,411,507               7.9                 27
 30.01 - 40.00..................................................       1,600,232               9.1                 32
 40.01 - 45.00..................................................          13,760               8.1                 41
                                                                  -----------------
                                                                       5,781,704               7.9          $      26
                                                                  -----------------
                                                                  -----------------

                                                                       NUMBER
                                                                   OUTSTANDING AT                         WEIGHTED AVERAGE
OPTIONS EXERCISABLE                                               DECEMBER 31, 1997                        EXERCISE PRICE
----------------------------------------------------------------  -----------------                       -----------------
Range of exercise prices
$ 9.70 - $20.00.................................................         729,194                              $      13
 20.01 - 30.00..................................................       1,955,374                                     26
 30.01 - 40.00..................................................         352,767                                     32
 40.01 - 45.00..................................................           5,794                                     41
                                                                  -----------------
                                                                       3,043,129                              $      24
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

    The parties have agreed to a settlement of all claims in the action. The settlement was submitted to the Court for approval on January 30, 1998. If approved by the Court and subject to the satisfaction of all other conditions, the settlement will provide for the payment by the Company on behalf of all defendants of $5,000,000 plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement. On February 3, 1998, the court entered a Preliminary Approval Order, in which, inter alia, it scheduled a hearing on final approval for April 20, 1998.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Company and LGII.

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

    In March 1995, LGII purchased all of the issued and outstanding shares of Osiris, including the Esner Shares. In connection with the purchase, LGII entered into an indemnification agreement whereby Messrs. Miller and Shane agreed to indemnify and hold LGII harmless with respect to any claims,

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
liabilities, losses and expenses, including reasonable attorney's fees, in connection with or arising from the Esner Estate litigation.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996.

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

    The Feldheim and Duffy plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's trade practices laws.

    Plaintiffs petitions seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal was completed in December 1997 and oral argument was held on January 15, 1998, but a decision has not yet been rendered. As of the date hereof, no discovery has taken place.

    The Company has determined that it is not possible to predict the final outcome of these legal proceedings, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12.  RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $33.4 million ($21.5 million after tax), for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19.4 million related to the severance of approximately 545 employees in operating locations where consolidation and clustering synergies were not being achieved, $7.5 million associated with the closure of the Company's Covington, Kentucky corporate office and $6.0 million of asset write-downs related to realignment or elimination of under-performing locations.

    Actual severance paid, including to the Covington office employees, at December 31, 1997 was $15.9 million. The remaining liability for severance of $5.2 million primarily relates to benefit or salary continuance arrangements and will be fully extinguished in 1998.

NOTE 13.  IMPAIRMENT OF LONG-LIVED ASSETS

    During 1997, the Company recorded a charge to general and administrative expenses for an impairment loss of $12.6 million, of which $6.4 million was non-cash, related to a write down of certain under-performing assets. The impaired assets included $9.4 million related to the termination of non-competition agreements in markets where restrictive covenants no longer have value to the Company and $3.2 million of fixed assets and software costs related to the streamlining of general and administrative functions and the change in the Company's operating strategy.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

    (a)  LEASES

    At December 31, 1997, the Company was committed to operating lease payments for premises, aircraft, automobiles and office equipment in the following approximate amounts:

                                                                                                           TOTAL
                                                                                                         ---------
1998...................................................................................................  $  14,469
1999...................................................................................................     12,985
2000...................................................................................................     11,951
2001...................................................................................................     10,204
2002...................................................................................................      8,810
Thereafter.............................................................................................     49,381

    Total rent expense for each of the years in the three year period ended December 31, 1997 was $18,268,000, $12,626,000 and $10,590,000, respectively.

    (b)  COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED) expensed over the terms of the specific contracts. At December 31, 1997, the agreements in place will result in future payments in the following approximate amounts:

                                                                                                           TOTAL
                                                                                                         ---------
1998...................................................................................................  $  13,811
1999...................................................................................................     12,608
2000...................................................................................................     13,243
2001...................................................................................................     10,533
2002...................................................................................................      9,455
Thereafter.............................................................................................     31,208

    (c)  ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designated to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

NOTE 15.  RETIREMENT PLANS

    The Company has a defined contribution retirement plan covering substantially all United States employees. There are no required future contributions under this plan in respect of past service. The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 2% and 15% of their compensation. The Company will match 100% of employee contributions to a maximum of 2% of employees' eligible compensation.

    The Company has a Registered Retirement Savings Plan for Canadian employees who may contribute 3% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under these plans in respect of past service.

    The total expense for retirement plans for the three years ended December 31, 1997 was $3,222,000, $2,318,000 and $1,934,000, respectively.

NOTE 16.  HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, SCI publicly withdrew its unsolicited proposed offer to acquire the Company through an exchange offer announced in October 1996.

    Effective as of October 10, 1996, in order to attract and retain key executives and managers of the Company in the context of a threatened change in control of the Company, the Board of Directors of the Company, upon the recommendation of the Compensation Committee thereof, approved the execution of individual change in control severance agreements ("Severance Agreements") with approximately 80 of the Company's executives and managers ("Executives"). With the exception of Mr. Loewen, certain

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16.  HOSTILE TAKEOVER PROPOSAL (CONTINUED)
executive officers of the Company entered into such a Severance Agreement. Under each Severance Agreement, if there is a "change in control" (as defined), an Executive becomes entitled to severance pay amounting to one to three years' compensation, and certain other benefits during the "Severance Period" (as defined), if the Executive's employment terminates for any reason other than "cause" (as defined) or the Executive terminates his or her employment for certain specified reasons. Each Severance Agreement also provides that the Executive is entitled to a retention bonus if the Executive remains employed by the Company for 30 days after a change in control. Benefits under the Severance Agreements can be reduced in certain circumstances.

    In addition, the Board of Directors of the Company adopted a change in control severance compensation plan ("Severance Plan") that is designed to provide certain benefits to full-time salaried employees of the Company whose principal duties include corporate or regional management responsibilities. Under the Severance Plan, upon a "change in control" (as defined), each of the participants is entitled to a severance payment if, within 24 months after a change in control, the participant is terminated other than by reason of death, voluntary termination or retirement, or for "Just Cause" (as defined). Benefits payable under the Severance Plan can be reduced in certain circumstances.

NOTE 17.  INCOME TAXES

    The Company's effective income tax rate is derived as follows:

                                                                                              1997       1996       1995
                                                                                            ---------  ---------  ---------
                                                                                                %          %          %
Combined Canadian federal and provincial income tax rate..................................       45.5       45.5      (45.5)
Non-deductible costs of hostile takeover proposal.........................................         --        7.6         --
Non-deductible depreciation and amortization arising from acquisitions....................       22.9        9.5        3.7
Non-deductible restructuring and other charges............................................        8.2         --         --
Equity and other earnings of associated companies at lower rates..........................       (9.9)      (1.7)        --
Tax benefits of legal settlements at lower rates..........................................         --         --       11.9
Foreign income taxed at lower rates.......................................................      (73.2)     (30.1)      (8.9)
Other.....................................................................................       12.4        0.5        0.7
                                                                                            ---------  ---------  ---------
                                                                                                  5.9       31.3      (38.1)
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company paid income taxes for each of the years in the three year period ended December 31, 1997 amounting to $44,282,000, $21,180,000 and $19,131,000, respectively.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  CHANGES IN OTHER NON-CASH BALANCES

                                                                                 1997         1996         1995
                                                                              -----------  -----------  ----------
(Increase) decrease in assets
  Receivables, net of allowances............................................  $     3,365  $   (32,050) $  (13,993)
  Inventories...............................................................       (1,371)      (2,689)     (2,334)
  Prepaid expenses..........................................................          892       (2,670)     (2,848)
  Amounts receivable from cemetery merchandise trusts.......................      (89,944)      (6,672)    (12,969)
  Installment contracts, net of allowances..................................     (134,382)     (64,652)    (26,552)
  Cemetery property.........................................................      (37,857)      10,923       1,128
  Deferred charges..........................................................      (42,497)     (28,684)    (11,786)
Increase (decrease) in liabilities
  Accrued settlements.......................................................           --      (53,000)     53,000
  Accounts payable and accrued liabilities..................................       42,364       27,600      21,473
  Cemetery long-term liabilities............................................       22,268          441      (1,158)
  Insurance policy liabilities..............................................          313        2,332       5,221
Other changes in non-cash balances..........................................        5,737        1,723       3,690
                                                                              -----------  -----------  ----------
                                                                              $  (231,112) $  (147,398) $   12,872
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Receivables, net of allowances
  Trade accounts..........................................................................  $   96,529  $   98,652
  Installment contracts...................................................................     140,888      80,607
  Other...................................................................................      72,120      48,497
  Unearned finance income.................................................................     (25,662)    (12,422)
  Allowances for contract cancellations and doubtful accounts.............................     (32,869)    (27,717)
                                                                                            ----------  ----------
                                                                                            $  251,006  $  187,617
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term receivables, net of allowances
  Notes receivable........................................................................  $   12,547  $   12,093
  Amounts receivable from cemetery merchandise trusts.....................................     297,739     131,748
  Installment contracts...................................................................     310,285     189,233
  Unearned finance income.................................................................     (41,655)    (24,647)
  Allowances for contract cancellations and doubtful accounts.............................     (25,253)    (19,848)
                                                                                            ----------  ----------
                                                                                            $  553,663  $  288,579
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Cemetery property, at cost
  Developed land and lawn crypts..........................................................  $  195,597  $  109,708
  Undeveloped land........................................................................     683,833     469,421
  Mausoleums..............................................................................      78,401      36,063
                                                                                            ----------  ----------
                                                                                            $  957,831  $  615,192
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Property and equipment
  Land....................................................................................  $  171,060  $  140,903
  Buildings and improvements..............................................................     504,722     431,820
  Automobiles.............................................................................      75,970      66,186
  Furniture, fixtures and equipment.......................................................     138,534     110,901
  Computer hardware and software..........................................................      34,486      32,954
  Leasehold improvements..................................................................      14,363      11,614
  Accumulated depreciation and amortization...............................................    (141,957)   (108,093)
                                                                                            ----------  ----------
                                                                                            $  797,178  $  686,285
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Names and reputations
  Names and reputations...................................................................  $  637,178  $  552,803
  Covenants not to compete................................................................      71,666      65,418
  Accumulated amortization................................................................     (75,701)    (59,511)
                                                                                            ----------  ----------
                                                                                            $  633,143  $  558,710
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                                               1997        1996
                                                                                            ----------  ----------
Other assets
  Deferred finance charges................................................................  $   33,182  $   33,248
  Deferred direct obtaining costs.........................................................      83,714      49,319
  Acquisitions in progress................................................................      26,945      35,783
  Other...................................................................................      12,795      15,793
                                                                                            ----------  ----------
                                                                                            $  156,636  $  134,143
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accounts payable and accrued liabilities
  Trade payables..........................................................................  $   27,508  $   23,784
  Interest................................................................................      53,352      26,009
  Dividends...............................................................................       7,391       4,675
  Insurance, property and business taxes..................................................       7,013       5,897
  Other...................................................................................      64,944      53,707
                                                                                            ----------  ----------
                                                                                            $  160,208  $  114,072
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Other liabilities
  Cemetery long-term liabilities..........................................................  $  219,663  $  141,573
  Liabilities of joint venture (Note 4)...................................................      39,660      36,897
  Regional partnership liabilities........................................................      12,145      13,276
  Participants' deposits in MEIP (Note 9(d))..............................................       5,508       5,636
  Other...................................................................................      31,933      19,460
                                                                                            ----------  ----------
                                                                                            $  308,909  $  216,842
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  SEGMENTED INFORMATION

    The Company operates principally in North America. The following information corresponds to the Company's major industry segments.

                                                   FUNERAL       CEMETERY    INSURANCE   CORPORATE   CONSOLIDATED
                                                 ------------  ------------  ----------  ----------  ------------
Revenue
  1997.........................................  $    602,112  $    422,010  $   89,977  $       --   $1,114,099
  1996.........................................       549,833       286,652      71,900          --      908,385
  1995.........................................       441,352       143,577      13,564          --      598,493
Depreciation and amortization
  1997.........................................  $     50,289  $      7,820  $       36  $   13,238   $   71,383
  1996.........................................        44,666         4,237          42       7,818       56,763
  1995.........................................        34,101         2,210         313       3,479       40,103
Earnings from operations
  1997.........................................  $    112,561  $     95,699  $   16,508  $  (76,649)  $  148,119
  1996.........................................       184,596        84,530      19,411     (84,432)     204,105
  1995.........................................       148,379        37,641       2,718     (71,131)     117,607
Total assets
  1997.........................................  $  1,942,111  $  1,749,251  $  331,754  $  480,044   $4,503,160
  1996.........................................     1,619,333     1,117,216     329,134     431,256    3,496,939
  1995.........................................     1,379,951       598,766     107,076     177,187    2,262,980
Capital expenditures
  1997.........................................  $    108,691  $     53,023  $      208  $   11,157   $  173,079
  1996.........................................       136,220        36,782       1,274       9,966      184,242
  1995.........................................       103,955        19,341          --       7,509      130,805

NOTE 21. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1996 and 1995, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies which the Chairman of the Company owned or controlled. For each of the years in the three year period ended December 31, 1997, the total costs of the related party charters amounted to nil, $605,110 and $1,622,448, respectively, none of which remained outstanding at the year end.

    During 1996, the Company purchased all of the shares of 476822 B.C. Ltd. ("BC Ltd."), which owns the motor vessel, for an effective purchase price of Cdn. $7,860,000. The motor vessel was valued at Cdn. $7,200,000 and the other assets were valued at Cdn. $660,000. A third party appraisal established the motor vessel's fair market value at Cdn. $7,350,000 and its replacement value at Cdn. $12,500,000.

    The Chairman has an option to reacquire either the motor vessel and related assets (the "Boat Assets") or the shares of BC Ltd. until October 1, 2006, under certain circumstances including a change in control of the Company, at their fair market value.

    During 1996, the company which owned the jet aircraft and helicopter sold them to a third party. The Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  RELATED PARTY TRANSACTIONS (CONTINUED)

    As part of the acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded $19,677,000 as a long-term liability. The balance outstanding is the present value of total remaining contingent payments of approximately $23,400,000 which the Company expects to pay over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom are officers of the Company.

    In addition, as part of the acquisition of Shipper Management ("Shipper"), the Company has recorded $4,838,000 as a long-term liability, representing the present value of total remaining contingent payments of approximately $6,020,000 which the Company recorded in 1996 when the outcome of the contingency became determinable and which the Company expects to pay over a six year period ending in 2001 to the former shareholders of Shipper, one of whom is an officer of the Company.

    At December 31, 1997, Company officers, directors and employees were indebted to the Company for approximately $9,100,000 (1996 -- $6,000,000).

NOTE 22.  SUBSEQUENT EVENTS

    During the period from January 1, 1998 to February 27, 1998, the Company acquired 28 funeral homes and 25 cemeteries. The aggregate cost of these transactions was approximately $78,875,000.

    As of February 27, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $229,345,000.

    On March 27, 1998, the Company amended its Revolving Credit Agreement to provide greater flexibility for the timing of equity and other financing alternatives. As part of the amendment, the 364-day tranche was terminated and the $750,000,000 was reduced to a $600,000,000 revolving agreement with a three-year term.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (a) EARNINGS (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE

                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
EARNINGS (LOSS)
Net earnings (loss) in accordance with Canadian GAAP............................  $  42,728  $  63,906  $  (76,684)
Less effects of differences in accounting for:
  Insurance operations (d)......................................................      1,701     (1,440)         --
  Stock options.................................................................       (174)        --        (191)
  Income taxes (f)..............................................................     (2,024)     2,093       1,075
                                                                                  ---------  ---------  ----------
Net earnings (loss) in accordance with United States GAAP.......................  $  42,231  $  64,559  $  (75,800)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per Common share in accordance with United States GAAP, are as follows:

  Basic earnings (loss) per Common share........................................  $    0.49  $    0.98  $    (1.67)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Diluted earnings (loss) per Common share......................................  $    0.48  $    0.97  $    (1.67)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

    Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic earnings (loss) per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted earnings (loss) per Common share is based on the weighted average number of Common shares outstanding during the year plus

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) common stock equivalents. The computation of basic and diluted earnings per Common shares is as follows:

                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
Basic
  Net earnings (loss)...........................................................  $  42,231  $  64,559  $  (75,800)
  Less: Preferred share dividends...............................................      9,533      8,874          --
                                                                                  ---------  ---------  ----------
  Net earnings (loss) attributable to Common shareholders.......................  $  32,698  $  55,685  $  (75,800)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Weighted average number of shares outstanding.................................     67,313     56,743      45,291
  Basic earnings (loss) per Common share........................................  $    0.49  $    0.98  $    (1.67)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Diluted
  Net earnings (loss) attributable to Common shareholders.......................  $  32,698  $  55,685  $  (75,800)
  Add: Effect of dilutive securities other than options.........................         --         --          --
                                                                                  ---------  ---------  ----------
  Diluted earnings (loss).......................................................  $  32,698  $  55,685  $  (75,800)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Weighted average number of shares outstanding.................................     67,313     56,743      45,291
  Add: Incremental shares from conversion of dilutive options...................        926        610          --
                                                                                  ---------  ---------  ----------
  Diluted shares................................................................     68,239     57,353      45,291
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Diluted earnings (loss) per Common share......................................  $    0.48  $    0.97  $    (1.67)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                DECEMBER 31, 1997          DECEMBER 31, 1996
                                                            --------------------------  ------------------------
                                                                             UNITED                    UNITED
                                                              CANADIAN       STATES      CANADIAN      STATES
                                                                GAAP          GAAP         GAAP         GAAP
                                                            ------------  ------------  ----------  ------------
Assets
  Long-term receivables, net of allowances................  $    553,663   $  555,472   $  288,579   $  288,579
  Investments.............................................       224,008      184,227      266,228      230,911
  Insurance invested assets...............................       305,610      312,073      296,249      297,340
  Cemetery property.......................................       957,831    1,332,987      615,192      872,782
  Names and reputations...................................       633,143      668,577      558,710      586,847
  Other assets............................................       156,636      181,843      134,143      153,604

Liabilities and Shareholders' equity
  Insurance policy liabilities............................       214,492      240,750      212,480      234,909
  Other liabilities.......................................       308,909      266,903      216,842      179,944
  Deferred income taxes...................................      (130,913)     305,166      (67,904)     239,617
  Common shares...........................................     1,271,177    1,297,443      796,431      822,378
  Retained earnings.......................................        98,354       79,564       80,117       61,824
  Unrealized gains/(losses) on securities available for
    sale, net of tax......................................            --        5,212           --          933
  Foreign exchange adjustment.............................        13,561      (15,170)      14,506      (16,171)

    (c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1997        1996        1995
                                                                                ---------  ----------  -----------
Non-cash debt and share consideration on acquisitions.........................  $  64,881  $   62,711  $   105,948
Note receivable from sale of subsidiaries.....................................     15,725          --           --
Common shares and debt issued for legal settlements...........................         --     112,000     (112,000)
Dividends payable on common and preferred shares..............................      9,703       7,085           --
Non-cash proceeds on disposal of investment...................................         --       2,600           --

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (d) INSURANCE OPERATIONS

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

    (e) UNREALIZED GAINS AND LOSSES

    Under United States GAAP, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $69,243,000 at December 31, 1997 (1996 -- $83,719,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1997, securities classified as trading were approximately $1,380,000 (1996 -- $5,600,000). All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $496,922,000 at December 31, 1997 (1996 -- $316,028,000).
Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. There were no significant unrealized gains or losses on securities available-for-sale as of December 31, 1997. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (f) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1997.

    The Company's deferred tax liabilities under FAS 109 at December 31, are as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Deferred tax liabilities
  Cemetery property.......................................................................  $  374,759  $  254,995
  Property and equipment..................................................................      66,878      62,609
  Deferred costs related to prearranged funeral services..................................          --       5,068
  Other tax liabilities...................................................................      51,918      24,515
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................     493,555     347,187
                                                                                            ----------  ----------
Deferred tax assets
  Legal settlements.......................................................................      15,911      16,049
  Interest and intercompany management fees...............................................      83,361      55,119
  Other tax assets, net of valuation allowance............................................      83,370      36,402
  Deferred costs related to prearranged funeral services..................................       5,747          --
                                                                                            ----------  ----------
Total deferred tax assets.................................................................     188,389     107,570
                                                                                            ----------  ----------
Net deferred tax liabilities..............................................................  $  305,166  $  239,617
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty. At December 31, 1997, the Company had a valuation allowance of $11,576,000 (1996 -- $3,499,000). During the year ended December 31, 1997, the Company increased its valuation allowance by approximately $8,077,000 (1996 -- $1,271,000) for operating loss carry-forwards, primarily from acquisitions.

    (g) STOCK-BASED COMPENSATION

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, for United States GAAP purposes.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25 for Accounting for Stock Issued to Employees in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in 1997 (1996 -- nil, 1995 -- $191,000). Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings (loss) under United States GAAP would have been $35,781,000 for the year ended December 31, 1997 (1996 -- $58,860,000, 1995 -- ($76,601,000)) and
basic and fully diluted earnings per Common share would have been $0.39 and $0.38, respectively (1996 -- $0.88 and $0.87, respectively, 1995 -- ($1.69) and
($1.69), respectively). For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0.5% (1996 -- 0.5%, 1995 -- 0.5%), expected volatility 24% (1996 -- 24%, 1995 -- 24%),
Canadian risk-free interest rates 5.24% (1996 -- 5.68%, 1995 -- 7.65%) United States risk-free interest rates 5.89% (1996 -- 5.57%, 1995 -- 6.58%) and expected average option term of 5.0 years (1996 -- 3.4 years, 1995 -- 4.5 years). The weighted average fair value of the options granted is $9.15 (1996 -- $6.78, 1995 -- $9.42) per option.

    (h) RECENT ACCOUNTING STANDARDS

    The FASB issued FAS 130, Reporting Comprehensive Income, and FAS 131, Disclosures About Segments of an Enterprise and Related Information which are required to be implemented during the Company's fiscal year ending December 31, 1998. These standards will affect the presentation but not the measurement of the consolidated financial statements and the related notes.

    The Canadian Institute of Chartered Accountants ("CICA") issued CICA Handbook 3465, Income Taxes, which is required to be implemented for fiscal years beginning on or after January 1, 2000. This new standard is substantially consistent with the U.S. Standard, FAS 109.

NOTE 24.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                             THE LOEWEN GROUP INC.
                               SUPPLEMENTARY DATA
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER(1)
                                                                  -----------  -----------  -----------  -----------
Year ended December 31, 1997
  Revenue.......................................................   $ 274,697    $ 275,648    $ 274,136    $ 289,618
  Gross profit..................................................     100,518       99,107       73,997       92,951
  Net earnings (loss)...........................................      23,700       26,268      (40,837)      33,597
  Fully diluted earnings (loss) per Common share................   $    0.36    $    0.38    $   (0.59)   $    0.42

Year ended December 31, 1996
  Revenue.......................................................   $ 193,084    $ 223,156    $ 231,453    $ 260,692
  Gross profit..................................................      72,338       79,200       82,187       98,334
  Net earnings..................................................      17,223       19,489       16,914       10,280
  Fully diluted earnings per Common share.......................   $    0.30    $    0.30    $    0.25    $    0.13

------------------------------

(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted for the year ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Loewen Group International, Inc.

    We have audited the consolidated balance sheets of Loewen Group International, Inc. as at December 31, 1997 and 1996 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996, and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in Canada.

/s/ KPMG
Chartered Accountants
Vancouver, Canada

February 27, 1998 except as to Note 22,
which is as of March 27, 1998

                        LOEWEN GROUP INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
ASSETS
Current assets
  Cash and term deposits..............................................................  $     35,563  $     17,510
  Receivables, net of allowances......................................................       169,758       167,410
  Inventories.........................................................................        30,391        28,464
  Prepaid expenses....................................................................         8,840        10,004
                                                                                        ------------  ------------
                                                                                             244,552       223,388

Prearranged funeral services..........................................................       345,795       274,266
Long-term receivables, net of allowances..............................................       387,282       243,614
Investments...........................................................................       184,723       170,245
Insurance invested assets.............................................................       305,610       296,249
Cemetery property, at cost............................................................       935,453       597,528
Property and equipment................................................................       679,219       584,744
Names and reputations.................................................................       569,063       514,054
Deferred income taxes.................................................................       124,654        60,018
Other assets..........................................................................       156,349       124,287
                                                                                        ------------  ------------
                                                                                        $  3,932,700  $  3,088,393
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities............................................  $    138,963  $     93,163
  Long-term debt, current portion.....................................................        33,408        63,127
                                                                                        ------------  ------------
                                                                                             172,371       156,290

Loans and advances from affiliates....................................................     1,013,914       691,570
Long-term debt........................................................................     1,531,586     1,296,542
Other liabilities.....................................................................       259,388       173,369
Insurance policy liabilities..........................................................       214,492       208,706
Deferred prearranged funeral services revenue.........................................       345,795       274,266

Preferred securities of subsidiary....................................................        75,000        75,000

Shareholders' equity
  Share capital.......................................................................       487,514       302,264
  Deficit.............................................................................      (167,360)      (89,614)
                                                                                        ------------  ------------
                                                                                             320,154       212,650
                                                                                        ------------  ------------
                                                                                        $  3,932,700  $  3,088,393
                                                                                        ------------  ------------
                                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 7, 11, 14 AND 22)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  -----------
Revenue
  Funeral..................................................................  $    536,926  $  489,571  $   389,124
  Cemetery.................................................................       408,196     277,881      138,137
  Insurance................................................................        89,977      71,900       13,564
                                                                             ------------  ----------  -----------
                                                                                1,035,099     839,352      540,825
Costs and expenses
  Funeral..................................................................       336,473     294,033      232,038
  Cemetery.................................................................       316,625     194,044       99,387
  Insurance................................................................        73,304      54,709       10,533
                                                                             ------------  ----------  -----------
                                                                                  726,402     542,786      341,958
                                                                             ------------  ----------  -----------
                                                                                  308,697     296,566      198,867
Expenses
  General and administrative...............................................        98,868      68,390       88,177
  Depreciation and amortization............................................        62,063      48,991       34,975
  Restructuring costs......................................................        30,992          --           --
                                                                             ------------  ----------  -----------
                                                                                  191,923     117,381      123,152
                                                                             ------------  ----------  -----------
Earnings from operations...................................................       116,774     179,185       75,715
Interest and financing fees paid to affiliates, net........................       102,226      71,313       38,885
Interest on long-term debt.................................................       113,585      76,825       39,325
Loss on early extinguishment of debt.......................................         4,591          --           --
Finance costs related to hostile takeover proposal.........................            --       3,230           --
Other costs related to hostile takeover proposal...........................            --       9,789           --
Litigation related finance costs...........................................            --          --       18,929
Legal settlements..........................................................            --          --      164,800
                                                                             ------------  ----------  -----------
Earnings (loss) before undernoted items....................................      (103,628)     18,028     (186,224)
Dividends on preferred securities of subsidiary............................         7,088       7,088        7,088
                                                                             ------------  ----------  -----------
Earnings (loss) before income taxes and undernoted items...................      (110,716)     10,940     (193,312)
Income taxes
  Current..................................................................        20,186      11,009       11,898
  Deferred.................................................................       (41,563)      6,419      (77,857)
                                                                             ------------  ----------  -----------
                                                                                  (21,377)     17,428      (65,959)
                                                                             ------------  ----------  -----------
                                                                                  (89,339)     (6,488)    (127,353)
Equity and other earnings of associated companies..........................        11,593       1,620           --
                                                                             ------------  ----------  -----------
Loss for the year..........................................................       (77,746)     (4,868)    (127,353)
Retained earnings (deficit), beginning of year.............................       (89,614)    (84,746)      42,607
                                                                             ------------  ----------  -----------
Deficit, end of year.......................................................  $   (167,360) $  (89,614) $   (84,746)
                                                                             ------------  ----------  -----------
                                                                             ------------  ----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997           1996         1995
                                                                          -------------  ------------  -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Loss..................................................................  $     (77,746) $     (4,868) $  (127,353)
  Items not affecting cash
    Depreciation and amortization.......................................         62,063        48,991       34,975
    Deferred income taxes...............................................        (41,563)        6,419      (77,857)
    Equity and other earnings of associated companies...................        (11,593)       (1,620)          --
    Restructuring costs.................................................         12,697            --           --
  Loans and advances from affiliates to be advanced and debt to be
    issued under legal settlements......................................             --      (111,800)     111,800
  Other, including net changes in other non-cash balances...............       (229,906)     (155,326)       7,721
                                                                          -------------  ------------  -----------
                                                                               (286,048)     (218,204)     (50,714)
                                                                          -------------  ------------  -----------
Investing
  Business acquisitions.................................................       (511,291)     (609,326)    (457,648)
  Construction of new facilities........................................        (24,954)      (13,756)     (13,359)
  Investments, net......................................................         (2,275)     (163,712)       2,707
  Purchase of insurance invested assets.................................       (261,987)     (106,335)          --
  Proceeds on disposition and maturities of insurance invested assets...        252,626        71,939           --
  Purchase of property and equipment....................................        (42,632)      (42,634)     (15,055)
  Proceeds on disposition of assets.....................................         19,492        23,637        3,335
  Other.................................................................        (28,098)        7,922      (32,885)
                                                                          -------------  ------------  -----------
                                                                               (599,119)     (832,265)    (512,905)
                                                                          -------------  ------------  -----------
Financing
  Issue of share capital................................................        185,250       175,069           --
  Increase in long-term debt............................................      1,234,653     1,127,608      359,261
  Reduction in long-term debt...........................................     (1,031,105)     (504,586)     (47,292)
  Loans and advances from affiliates....................................        322,344       239,434      241,388
  Current note payable..................................................             --       (38,546)      38,546
  Proceeds of factoring accounts receivable.............................        185,179        56,318           --
  Other.................................................................          6,899       (26,040)       3,440
                                                                          -------------  ------------  -----------
                                                                                903,220     1,029,257      595,343
                                                                          -------------  ------------  -----------
Increase (decrease) in cash and cash equivalents
  during the year.......................................................         18,053       (21,212)      31,724
Cash and cash equivalents, beginning of year............................         17,510        38,722        6,998
                                                                          -------------  ------------  -----------
Cash and cash equivalents, end of year..................................  $      35,563  $     17,510  $    38,722
                                                                          -------------  ------------  -----------
                                                                          -------------  ------------  -----------
Cash and cash equivalents include cash and term deposits

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Loewen Group International Inc. (the "Company") was incorporated on February 25, 1987 under the laws of the State of Delaware and is directly and indirectly a wholly owned subsidiary of The Loewen Group Inc. (the "Parent Company"). The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and generally conform with those established in the United States, except as explained in Note 23.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1997 except for a few companies with small minority interests.

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

    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when non-cancellable customer contracts are signed with concurrent recognition of related costs. Allowances for cancellations arising from non-payment are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

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

INSURANCE OPERATIONS

    (a) INSURANCE REVENUE

    The Company earns insurance revenue primarily through the sale of industrial life and ordinary life insurance policies.

    (b) INSURANCE INVESTED ASSETS

    Bonds and other fixed-term securities are carried at amortized cost. Net realized gains and losses on the disposal of bonds and other fixed-term securities are deferred and amortized to income over the remaining term to maturity of the security sold. Equity securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

    (c) INSURANCE POLICY LIABILITIES

    Insurance policy liabilities represent an estimate of the amount which, together with future premiums and investment income, will be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Liabilities are computed using the policy premium method which involves the use of estimates concerning such factors as mortality and morbidity rates, future investment yields, future expense levels and rates of surrender. Consequently, policy liabilities include reasonable provisions for adverse deviations from those estimates. These assumptions may be revised if it is determined that future experience will differ substantially from that previously assumed.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements......................................  10 to 40 years
Automobiles.....................................................  6 years
Furniture, fixtures and equipment...............................  6 to 10 years
Computer hardware and software..................................  6 to 10 years
Leasehold improvements..........................................  over the term of the lease plus one renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts capitalized for non-competition agreements with certain key management personnel of acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including investments, cemetery properties, property and equipment, names and reputations and other assets, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

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

DERIVATIVE INSTRUMENTS

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

    The Company enters into interest rate swap agreements to manage interest rate exposure on its long-term debt. The difference between the amounts paid and received is accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company uses basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions are probable and the significant characteristics and expected terms are identified. Any gain or loss as a result of the hedging is deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time a hedging transaction no longer meets the criteria of a hedge, any gain or loss is recognized in current earnings.

DEFERRED INCOME TAXES

    The Company follows the allocation method for accounting for income taxes. Under this method recognition is given in the financial statements to the tax effects of timing differences between income for financial statement and income tax purposes. The differences arise primarily from interest, provisions for legal settlements and related costs, intercompany charges, depreciation, amortization, deferred finance costs, direct marketing costs, provision for bad debts and contract cancellations, operating loss carry-forwards and cemetery sales.

NOTE 2.  ACQUISITIONS

    During the year ended December 31, 1997 the Company acquired 105 funeral homes, 171 cemeteries and one insurance company.

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

                                                                                              1997        1996
                                                                                           ----------  -----------
Current assets...........................................................................  $    8,881  $    12,402
Prearranged funeral services.............................................................      35,093       46,773
Long-term receivables, net of allowances.................................................      85,191       90,052
Investments..............................................................................          36          896
Insurance invested assets................................................................          --      185,971
Cemetery property, at cost...............................................................     303,948      250,619
Property and equipment...................................................................      75,470      107,575
Names and reputations....................................................................      81,537      151,139
Other assets.............................................................................          93        1,565
                                                                                           ----------  -----------
                                                                                              590,249      846,992
Current liabilities......................................................................      (6,042)     (17,380)
Long-term debt...........................................................................      (3,087)      (2,469)
Other liabilities........................................................................     (55,673)     (52,405)
Insurance policy liabilities.............................................................          --     (125,249)
Deferred income taxes....................................................................      20,937        6,610
Deferred prearranged funeral services revenue............................................     (35,093)     (46,773)
                                                                                           ----------  -----------
                                                                                           $  511,291  $   609,326
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Consideration
  Cash, including assumed debt repaid at closing.........................................  $  453,223  $   546,615
  Debt...................................................................................      39,411       51,060
  Share capital of Parent Company........................................................      18,657       11,651
                                                                                           ----------  -----------
  Purchase Price.........................................................................  $  511,291  $   609,326
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended December 31, 1997 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  ACQUISITIONS (CONTINUED)
indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                              1997         1996
                                                                                          ------------  ----------
Revenues................................................................................  $  1,085,416  $  953,677
Net loss................................................................................  $    (80,848) $  (10,633)

NOTE 3.  PREARRANGED FUNERAL SERVICES

    Included in the consolidated balance sheets at December 31, 1997, as prearranged funeral services is $345,795,000 (1996 -- $274,266,000), representing amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed.

AMOUNTS HELD IN PREARRANGED FUNERAL TRUSTS

                                                                                               1997        1996
                                                                                            ----------  ----------
Short-term investments....................................................................  $   89,280  $   59,400
Fixed maturities..........................................................................      84,056      95,238
Balanced mutual funds.....................................................................     123,080      58,648
Equity securities.........................................................................      14,970      10,870
Insurance policies held by trust..........................................................      32,552      45,228
Other.....................................................................................       1,857       4,882
                                                                                            ----------  ----------
                                                                                            $  345,795  $  274,266
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1997 was 3.5% (1996 -- 5.1%, 1995 -- 4.9%).

NOTE 4.  INVESTMENTS

                                                                                               1997        1996
                                                                                            ----------  ----------
4103 INVESTMENTS LTD. ("4103 INVESTMENTS")
  189,475,132 Class B Common shares (1996 -- nil) representing 48.68%.....................  $  148,914  $       --

PRIME SUCCESSION HOLDINGS, INC. ("PRIME")
  113.2353 Common shares (1996 -- 213.2353) representing 11.57%...........................       6,102      12,780
  -- Preferred Shares (1996 -- 6,350).....................................................          --      63,500

ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")
  104.5454 Common shares (1996 -- 204.5454) representing 10.45%...........................       2,237       6,525
  2,599 Preferred shares (1996 -- 8,600) representing 26.7%...............................      25,986      86,000

OTHER.....................................................................................       1,484       1,440
                                                                                            ----------  ----------
                                                                                            $  184,723  $  170,245
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)

    (a) 4103 INVESTMENTS

    In March 1997, the Company transferred 100 Common shares and 6,668 Preferred shares in Prime at their carrying value of $72,279,000 to 4103 Investments. The Company also transferred 100 Common shares and 6,300 Preferred shares in RH Holdings at their carrying value of $65,976,000 to 4103 Investments. In exchange, the Company received 189,475,132 Class B non-voting Common shares representing 48.68% of 4103 Investments common shares. 4103 Investments cannot declare dividends on the Class A voting Common shares without first paying an equal dividend on the Class B Common shares.

    In addition to its investments in Prime and RH Holdings, 4103 Investments has a preferred share investment in TLGI Management Corp. ("TLGM") representing 82.86% of TLGM's preferred stock.

    The Company accounts for its investment in 4103 Investments common shares by the equity method. For the year ended December 31, 1997, income of $10,659,000 was recorded representing the Company's proportionate share of the income attributable to 4103 Investments common shares.

    Summarized financial data for 4103 Investments for the period from inception on March 24, 1997 to December 31, 1997 are presented as follows:

                                                                                                           1997
                                                                                                        ----------
Income statement information:

  Earnings before income taxes and equity loss of associated company..................................  $   25,237
  Net earnings........................................................................................      21,455

Balance sheet information:

  Current assets......................................................................................  $    9,032
  Non-current assets..................................................................................     292,634
                                                                                                        ----------
  Total assets........................................................................................     301,666
  Current liabilities.................................................................................         579
  Non-current liabilities.............................................................................       1,984
                                                                                                        ----------
  Total liabilities...................................................................................       2,563
  Shareholders' equity................................................................................     299,103

    (b) PRIME

    On August 26, 1996, the Company acquired 235.2941 shares of Prime common stock for $16,000,000, representing 23.5% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend, for $62,000,000. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired 764.7059 shares of Prime common stock, representing 76.5% of Prime's voting common stock for $52,000,000. On February 14, 1997, the Company and Blackstone agreed to adjust their respective ownership of Prime's voting common stock retroactively to August 26, 1996. No adjustment to the aggregate purchase price was made. After giving effect to the readjustment, the Company has paid $14,500,000 for 213.2353 shares of Prime

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
common stock and Blackstone has paid $52,000,000 for 764.7059 shares of Prime common stock representing 21.8% and 78.2% respectively of Prime's voting common stock.

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

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its share in Prime to a party other than to an affiliate of itself.

    In March 1997, the Company transferred 100 Common shares and all the Preferred shares of Prime to 4103 Investments, see Note 4(a).

    The Company accounted for its investment in Prime preferred stock by the cost method. For the year ended December 31, 1997, income of $904,000 (August 26, 1996 to December 31, 1996 income of $2,300,000) was recorded representing the cumulative annual payment-in-kind dividend up to the date of transfer to 4103 Investments.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the year ended December 31, 1997, a loss of $1,037,000 (August 26, 1996 to December 31, 1996 loss of $1,144,000) was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

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

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), after deduction of certain liabilities. The multiple to be applied to EBITDA is also determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or Common shares of the Parent Company, at the Company's option.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest is determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Any payment to Blackstone is subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put or Call is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    The Company provides various administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

    Summarized financial data for Prime for the year ended December 31, 1997 and the period August 26, 1996 to December 31, 1996 are presented as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Income statement information:

  Revenue.................................................................................  $  101,139  $   32,651
  Gross margin............................................................................      38,616      11,066
  Earnings from operations................................................................      24,123       5,492
  Payment-in-kind dividend to the Company and 4103 Investments............................       6,542       2,300
  Net loss attributable to common shareholders............................................      (6,739)     (5,250)

Balance sheet information:

  Current assets..........................................................................  $   25,694  $   24,614
  Non-current assets......................................................................     369,412     374,174
                                                                                            ----------  ----------
    Total assets..........................................................................     395,106     398,788

  Current liabilities.....................................................................      14,964      22,531
  Non-current liabilities.................................................................     253,734     249,652
                                                                                            ----------  ----------
    Total liabilities.....................................................................     268,698     272,183

  Shareholders' equity....................................................................     126,408     126,605

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    (c) RH HOLDINGS

    On November 19, 1996, the Company acquired 204.5454 shares of RH Holdings common stock for $9,000,000, representing 20.45% of RH Holdings' voting common stock, and 100% of RH Holdings' non-voting preferred stock, with a cumulative annual payment-in-kind dividend of 10%, for $86,000,000. The Company's total investment of $95,000,000 consisted of $72,000,000 in cash and a contribution by the Company of 14 funeral homes and two combination funeral home and cemetery properties located in California valued at $23,000,000. Blackstone acquired
795.4546 shares of RH Holdings common stock, representing 79.55% of RH Holdings' voting common stock for $35,000,000.

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

    In March 1997, the Company transferred 100 Common shares and 6,300 Preferred shares of RH Holdings to 4103 Investments, see Note 4(a).

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the year ended December 31, 1997, income of $2,329,000 (November 19, 1996 to December 31, 1996 income of $932,000) was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the year ended December 31, 1997, a loss of $1,306,000 (November 19, 1996 to December 31, 1996 loss of $468,000) was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's RH Holdings common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its RH Holdings common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    The prices for the Call and Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Parent Company, subject to certain conditions, at the Company's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or the Company exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or the Company will exercise such rights. Furthermore, any amount to be paid pursuant to the Put or Call is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  INVESTMENTS (CONTINUED)
    Summarized financial data for RH Holdings for the year ended December 31, 1997 and for the period November 19, 1996 to December 31, 1996 are presented as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Income statement information:

  Revenue.................................................................................  $   70,742  $    7,097
  Gross margin............................................................................      55,671       5,472
  Earnings from operations................................................................      14,834       1,343
  Payment-in-kind dividend to the Company and 4103 Investments............................       8,708         932
  Net loss attributable to common shareholders............................................     (10,476)     (1,460)

Balance sheet information:

  Current assets..........................................................................  $   17,117  $   21,272
  Non-current assets......................................................................     294,934     296,562
                                                                                            ----------  ----------
    Total assets..........................................................................     312,051     317,834

  Current liabilities.....................................................................      15,780      15,510
  Non-current liabilities.................................................................     169,013     173,298
                                                                                            ----------  ----------
    Total liabilities.....................................................................     184,793     188,808

  Shareholders' equity....................................................................     127,258     129,026

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INSURANCE INVESTED ASSETS

                                                                     DECEMBER 31, 1997       DECEMBER 31, 1996
                                                                   ----------------------  ----------------------
                                                                    CARRYING     MARKET     CARRYING     MARKET
                                                                     VALUE       VALUE       VALUE       VALUE
                                                                   ----------  ----------  ----------  ----------
Fixed maturities.................................................  $  281,659     290,200  $  256,919  $  257,250
Equity securities................................................         110          55       2,376       2,343
Short-term investments and other.................................      23,841      23,841      36,954      37,016
                                                                   ----------  ----------  ----------  ----------
                                                                   $  305,610     314,096  $  296,249  $  296,609
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    On the insurance invested assets, the Company earned $23,847,000 of investment income for the year ended December 31, 1997 (1996 -- $16,883,000). Included in the market value of insurance invested assets are $8,947,000 and $461,000 of unrealized gains and losses, respectively (1996 -- $1,882,000 and $1,552,000, respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$6,081,000 due in one year or less (1996 -- $3,750,000), $30,576,000 due in one to five years (1996 -- $56,000,000), $81,005,000 due in five to ten years
(1996 -- $47,958,000), and $52,929,000 due after ten years
(1996 -- $25,018,000). Maturities on a market value basis are approximately the same as the amortized cost basis at December 31, 1997. The Company had approximately $111,068,000 (1996 -- $124,193,000) in mortgage-backed securities and collateralized mortgage obligations at December 31, 1997 with a market value of $115,015,000 (1996 -- $124,524,000).

NOTE 6.  LOANS AND ADVANCES FROM AFFILIATES

                                                                                              1997         1996
                                                                                          ------------  ----------
Term loan from affiliated company
  Interest at 11.50%....................................................................       889,905     590,040
Revolving credit loans from affiliated companies
  Interest at U.S. treasury rate plus 5% due in 2002....................................        87,821          --
  Interest at U.S. treasury rate plus 5.36% due in 1999.................................        45,233          --
  Interest at prime plus 2% due in 1999.................................................        21,013      70,333
Other demand loans to affiliates
  Non-interest bearing and due on demand................................................        (7,489)     (4,437)
                                                                                          ------------  ----------
                                                                                             1,036,483     655,936
Demand loan from/(to) Parent Company....................................................       (22,569)     35,634
                                                                                          ------------  ----------
                                                                                          $  1,013,914  $  691,570
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    The term loan and certain revolving credit loans from an affiliated company are secured under a collateral trust arrangement with a group of senior lenders to the Company and Parent Company, see

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
Note 7. The $889,905,000 term loan is comprised of $206,000,000 due August 15,1999, $199,650,000 due April 11, 2000, $184,390,000 due February 1, 2001 and
$299,865,000 due June 5, 2002.

NOTE 7.  LONG-TERM DEBT

                                                                                            1997          1996
                                                                                        ------------  ------------
Bank revolving credit agreement, see Note 22..........................................  $    234,500  $    237,000
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2001.....       105,140       107,583
9.70% Series A senior amortizing notes due in 1998....................................            --        50,000
9.93% Series B senior amortizing notes due in 2001....................................            --        35,700
6.49% Series E senior amortizing notes due in 2004....................................        50,000        50,000
7.50% Series 1 senior notes due in 2001...............................................       225,000       225,000
7.75% Series 3 senior notes due in 2001...............................................       125,000       125,000
8.25% Series 2 and 4 senior notes due in 2003.........................................       350,000       350,000
6.70% PATS senior notes...............................................................       300,000            --
Present value of notes issued under legal settlements discounted at an effective
  interest rate of 7.75%..............................................................        39,115        40,000
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%, see Note 21........................................        24,515        34,681
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries........................................................................       111,724       104,705
                                                                                        ------------  ------------
                                                                                           1,564,994     1,359,669
Less current portion..................................................................        33,408        63,127
                                                                                        ------------  ------------
                                                                                        $  1,531,586  $  1,296,542
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    (a) In 1996, the Company, the Parent Company and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by the Parent Company of substantially all of its subsidiaries and (ii) all of the financial assets of the Company (including the shares of the capital stock held by the Company of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. The senior lenders consist principally of the lenders under the senior notes, bank revolving and term credit agreements and certain loans and advances from affiliates as well as the holders of certain letters of credit. At December 31, 1997, the indebtedness of the Company owed to the senior lending group subject to the collateral trust arrangement, including holders of certain letters of credit, aggregated $2,395,700,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  LONG-TERM DEBT (CONTINUED)
    (b) Certain of the above loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment by the Parent Company of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase by the Parent Company of its shares, limiting disposition of assets, limiting the amount of additional debt, limiting the amount of capital expenditures and requiring the Parent Company and its subsidiaries to maintain specified financial ratios.

    (c) In September 1997, the Company expanded its $750,000,000 revolving credit agreement to $1,000,000,000 (the "Revolving Credit Agreement"). The expanded Revolving Credit Agreement has two components, a $750,000,000 tranche which matures in September 2002 and a $250,000,000 364 day tranche which matures in September 1998. At December 31, 1997, $234,500,000 was outstanding under this Revolving Credit Agreement.

    The Company's bank Revolving Credit Agreement and MEIP bank term credit agreement bear interest at floating rates based on U.S. Libor or the prime rates of certain banks, plus an applicable margin depending upon a combination of the Company's ability to maintain specified financial ratios and the Company's long-term debt credit ratings. The Company is also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement.

    (d) In September 1997, the Company repaid in advance of its final maturity, the Series A and B senior amortizing notes. In accordance with the terms of the notes, the Company incurred and expensed make-whole penalties aggregating $4,591,000 in 1997.

    (e) Repayment of the Series E senior amortizing notes commenced February 1998 in equal annual amounts.

    (f) In September 1997, the Company completed a private placement of $300,000,000 in pass-through asset trust senior guaranteed notes, due 2009 (the "PATS senior notes"). The PATS senior notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to the Company's then current credit spread to the ten year United States Treasury rate. The PATS senior notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999.

    (g) The notes issued under legal settlements represent a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note.

    (h) The Company incurred and paid approximately $88,796,000 of interest during 1997 (1996 -- $78,800,000), of which approximately $2,022,000
(1996 -- $2,000,000) was capitalized as cost of construction or development of cemetery property.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  LONG-TERM DEBT (CONTINUED)
    (i) Maturities of long-term debt are as follows:

1998..................................................................  $   33,408
1999..................................................................     333,262
2000..................................................................      38,894
2001..................................................................     480,938
2002..................................................................     252,967
Thereafter............................................................     425,525
                                                                        ----------
                                                                        $1,564,994
                                                                        ----------
                                                                        ----------

NOTE 8.  PREFERRED SECURITIES OF SUBSIDIARY

    On August 15, 1994, 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") were issued by Loewen Group Capital, L.P. ("LGC") in a public offering for an aggregate amount of U.S. $75,000,000. LGC is a limited partnership and the Company as its general partner manages its business and affairs.

    The MIPS are due August 31, 2024 and are subject to redemption at par at the option of LGC, in whole or in part, from time to time, on or after August 31, 2004.

    Holders of the MIPS are entitled to receive cumulative dividends at an annual rate of 9.45% of the liquidation preference of U.S. $25 per MIPS. The dividends accrue from the date of original issuance and are payable monthly in arrears.

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

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (a) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
debt. At December 31, 1997, such agreements included three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.938% at December 31, 1997) and will pay fixed rates of 5.755%, 6.200% and 6.190% under the agreements. The agreements expire in June 1999, June 2001 and June 2001, respectively.

    The Company is exposed to a credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties. The carrying amounts of the interest rate swap agreements approximate fair values at December 31, 1997.

    (b) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities, the Put/Call Agreements and loans and advances from affiliates have been omitted because it is not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value different from their fair value include:

                                                               DECEMBER 31, 1997           DECEMBER 31, 1996
                                                           --------------------------  --------------------------
                                                             CARRYING                    CARRYING
                                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                           ------------  ------------  ------------  ------------
(1) Financial assets
    Prearranged funeral services.........................  $    345,795  $    351,382  $    274,266  $    274,266
    Investments
      Practicable to estimate fair value.................            --            --            --            --
      Not practicable....................................        27,470            --       150,939            --
    Insurance invested assets............................       305,610       314,096       296,249       296,609
    Long-term receivables
      Practicable to estimate fair value.................       275,866       278,415       123,425       125,289
      Not practicable....................................       111,416            --       120,189            --

(2) Financial liabilities
    Long-term debt.......................................     1,564,994     1,604,970     1,359,669     1,380,772
    Preferred securities of subsidiary...................        75,000        81,375        75,000        79,500

    The fair value determination of insurance invested assets and certain investments and long-term receivables is based on quoted market prices. For certain long-term receivables and other investments, fair value is estimated by discounting the future cash flows, including interest payments, using rates currently available for investments of similar terms and maturity. The investments for which it is not practicable to estimate fair value comprise primarily the preferred share investments in Prime and RH Holdings. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value of long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The fair value of long-term debt, subject to floating market rates, approximate their carrying values. The fair value of the preferred securities of a subsidiary is estimated based upon quoted market prices.

NOTE 10.  SHARE CAPITAL

    (a) AUTHORIZED

    3,000 Common shares with a par value of $0.01

    (b) ISSUED AND OUTSTANDING

                                                      NUMBER OF SHARES             STATED VALUE
                                                    --------------------  ------------------------------
                                                      1997       1996          1997            1996
                                                    ---------  ---------  --------------  --------------
Common shares.....................................      1,455      1,208  $  260,318,732  $   75,068,732
Contributed surplus...............................                           227,195,603     227,195,603
                                                                          --------------  --------------
                                                                          $  487,514,335  $  302,264,335
                                                                          --------------  --------------
                                                                          --------------  --------------

    During 1997, the Company issued 247 Common shares to affiliated companies for gross proceeds of $185,250,000.

NOTE 11.  LEGAL PROCEEDINGS

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Parent Company securities against the Parent Company and five individuals who were officers of the Parent Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. The Company, LGC, and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the MIPS, were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against the Parent Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Parent Company's securities against the Parent Company, the Company, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)

    The parties have agreed to a settlement of all claims in the action. The settlement was submitted to the Court for approval on January 30, 1998. If approved by the Court and subject to the satisfaction of all other conditions, the settlement will provide for the payment by the Parent Company on behalf of all defendants of $5,000,000 plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement. On February 3, 1998, the court entered a Preliminary Approval Order, in which, inter alia, it scheduled a hearing on final approval for April 20, 1998.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as coexecutor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Parent Company and the Company.

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

    On October 9, 1996, the Executors instituted a new civil action against the Law Firm. On November 18, 1996 the Executors instituted a new civil action against the individual partners of the Law Firm. In both complaints, the Executors expanded upon the allegations against the Law Firm contained in the previous complaints. By stipulation approved by the Court on February 24, 1997, the parties agreed to consolidate all suits and to permit the Executors to file a Third Amended Complaint, which was filed on February 10, 1997. The prayers for relief remain unchanged. Osiris and Messrs. Miller and Shane filed, and the Court granted, preliminary challenges to the Third Amended Complaint. The Court also dismissed the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
claims against the Company for failure to state a claim upon which relief can be granted, although the Third Amended Complaint does continue on unaffected counts.

    The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Parent Company, the Company and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Parent Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Parent Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Parent Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Parent Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996.

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

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The Duffy complaint was filed by the same lawyers who filed the complaint in the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  LEGAL PROCEEDINGS (CONTINUED)
Feldheim case, and is a virtually identical copy of the Feldheim complaint. The Duffy case is pending in the trial court and, as of the date hereof, no discovery has taken place.

    The Feldheim and Duffy plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's trade practices laws.

    Plaintiffs petitions seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal was completed in December 1997 and oral argument was held on January 5, 1998, but a decision has not yet been rendered. As of the date hereof, no discovery has taken place.

    The Parent Company has determined that it is not possible to predict the final outcome of these legal proceedings, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 12.  RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $31.0 million ($19.8 million after tax), for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19.0 million related to the severance of approximately 523 employees in operating locations where consolidation and clustering synergies were not being achieved, $7.5 million associated with the closure of the Company's Covington, Kentucky corporate office and $4.1 million of asset write-downs related to realignment or elimination of under-performing locations.

    Actual severance paid, including to the Covington office employees, at December 31, 1997 was $15.8 million. The remaining liability for severance of $4.8 million primarily relates to benefit or salary continuance arrangements and will be fully extinguished in 1998.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  IMPAIRMENT OF LONG-LIVED ASSETS

    During 1997, the Company recorded a charge to general and administrative expenses for an impairment loss of $11.6 million, of which $5.4 million was non-cash, related to a write down of certain under-performing assets. The impaired assets included $9.4 million related to the termination of non-competition agreements in markets where restrictive covenants no longer have value to the Company and $2.2 million of fixed assets and software costs related to the streamlining of general and administrative functions and the change in the Company's operating strategy.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

    (a) LEASES

    At December 31, 1997, the Company was committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                                                       TOTAL
                                                                                     ---------
1998...............................................................................  $  12,722
1999...............................................................................     11,270
2000...............................................................................     10,274
2001...............................................................................      8,826
2002...............................................................................      8,372
Thereafter.........................................................................     49,353

    Total rent expense for each of the years in the three year period ended December 31, 1997 was $15,258,000, $11,144,000 and $9,011,000, respectively.

    (b) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made variously at closing or over future periods and are expensed over the terms of the specific contracts. At December 31, 1997, the agreements in place will result in future payments in the following approximate amounts:

                                                                                       TOTAL
                                                                                     ---------
1998...............................................................................  $  13,811
1999...............................................................................     12,608
2000...............................................................................     13,243
2001...............................................................................     10,533
2002...............................................................................      9,455
Thereafter.........................................................................     31,208

    (c) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED) are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designated to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

NOTE 15.  RETIREMENT PLAN

    The Company has a defined contribution retirement plan covering substantially all United States employees. There are no required future contributions under this plan in respect of past service. The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 2% and 15% of eligible compensation. The Company will match 100% of employee contributions to a maximum of 2% of employees' eligible compensation.

    The total expense for the retirement plan for the three years ended December 31, 1997 was $2,356,000, $1,802,000 and $1,514,000, respectively.

NOTE 16.  HOSTILE TAKEOVER PROPOSAL

    On January 7, 1997, SCI publicly withdrew its unsolicited proposed offer to acquire the Parent Company through an exchange offer announced in October 1996.

NOTE 17.  INCOME TAXES

    The Company's effective income tax rate is derived as follows:

                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
                                                                                               %          %          %
Combined United States federal and state income tax rate.................................      (40.0)      44.6      (39.7)
Non-deductible depreciation and amortization arising from acquisitions...................        8.2       64.6        2.2
Non-deductible costs of hostile takeover proposal........................................         --       28.9         --
Non-deductible restructuring and other charges...........................................        0.6         --         --
Equity and other earnings of associated companies at lower rates.........................       (3.4)      (5.7)        --
Tax on state level income................................................................        4.3         --         --
Tax benefits of legal settlements at lower rates.........................................         --         --        2.3
Tax benefits of insurance operations at lower rates......................................       (0.3)     (13.6)       0.3
Other....................................................................................        9.0       20.0        0.8
                                                                                           ---------  ---------  ---------
                                                                                               (21.6)     138.8      (34.1)
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

    The Company paid income taxes for each of the years in the three year period ended December 31, 1997 amounting to $33,067,000, $9,965,000 and $9,384,000, respectively.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  CHANGES IN OTHER NON-CASH BALANCES

                                                                                 1997         1996         1995
                                                                              -----------  -----------  ----------
(Increase) decrease in assets
  Receivables, net of allowances............................................  $     8,945  $   (32,536) $  (20,980)
  Inventories...............................................................         (689)      (2,400)     (2,155)
  Prepaid expenses..........................................................        1,627       (3,246)     (1,702)
  Amounts receivable from cemetery merchandise trusts.......................      (89,893)      (6,703)    (12,969)
  Installment contracts, net of allowances..................................     (165,665)     (68,125)    (25,323)
  Cemetery property.........................................................      (33,978)      10,992       1,039
  Deferred charges..........................................................      (39,668)     (27,253)    (11,786)
Increase (decrease) in liabilities
  Accrued settlements.......................................................           --      (53,000)     53,000
  Accounts payable and accrued liabilities..................................       40,232       17,755      22,882
  Cemetery long-term liabilities............................................       19,261          619      (1,477)
  Insurance policy liabilities..............................................        5,786          747       3,033
Other changes in non-cash balances..........................................       24,136        7,824       4,159
                                                                              -----------  -----------  ----------
                                                                              $  (229,906) $  (155,326) $    7,721
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Receivables, net of allowances
  Trade accounts..........................................................................  $   87,402  $   89,699
  Installment contracts...................................................................      40,825      55,822
  Other...................................................................................      69,602      52,850
  Unearned finance income.................................................................      (4,846)     (6,703)
  Allowances for contract cancellations and doubtful accounts.............................     (23,225)    (24,258)
                                                                                            ----------  ----------
                                                                                            $  169,758     167,410
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term receivables, net of allowances
  Notes receivable........................................................................  $   12,547  $   12,093
  Amounts receivable from cemetery merchandise trusts.....................................     297,688     131,748
  Installment contracts...................................................................      95,512     131,288
  Unearned finance income.................................................................     (11,505)    (16,522)
  Allowances for contract cancellations and doubtful accounts.............................      (6,960)    (14,993)
                                                                                            ----------  ----------
                                                                                            $  387,282  $  243,614
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Cemetery property, at cost
  Developed land and lawn crypts..........................................................  $  189,177  $  104,952
  Undeveloped land........................................................................     670,210     457,258
  Mausoleums..............................................................................      76,066      35,318
                                                                                            ----------  ----------
                                                                                            $  935,453  $  597,528
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Property and equipment
  Land....................................................................................  $  146,681  $  121,089
  Buildings and improvements..............................................................     431,342     369,703
  Automobiles.............................................................................      65,875      57,003
  Furniture, fixtures and equipment.......................................................     117,164      91,924
  Computer hardware and software..........................................................      20,342      19,043
  Leasehold improvements..................................................................      12,405      10,620
  Accumulated depreciation and amortization...............................................    (114,590)    (84,638)
                                                                                            ----------  ----------
                                                                                            $  679,219  $  584,744
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Names and reputations
  Names and reputations...................................................................  $  567,297  $  503,091
  Covenants not to compete................................................................      70,933      64,972
  Accumulated amortization................................................................     (69,167)    (54,009)
                                                                                            ----------  ----------
                                                                                            $  569,063  $  514,054
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                                               1997        1996
                                                                                            ----------  ----------
Other assets
  Deferred finance charges................................................................  $   29,201  $   31,637
  Deferred direct obtaining costs.........................................................      79,846      47,896
  Acquisitions in progress................................................................      36,381      31,121
  Other...................................................................................      10,921      13,633
                                                                                            ----------  ----------
                                                                                            $  156,349  $  124,287
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accounts payable and accrued liabilities
  Trade payables..........................................................................  $   20,961  $   15,500
  Interest................................................................................      49,628      23,229
  Insurance, property and business taxes..................................................       6,059       5,135
  Other...................................................................................      62,315      49,299
                                                                                            ----------  ----------
                                                                                            $  138,963  $   93,163
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Other liabilities
  Cemetery long-term liabilities..........................................................  $  212,958  $  138,014
  Regional partnership liabilities........................................................      12,149      13,203
  Participants' deposits in MEIP (Note 9(d))..............................................       5,507       5,637
  Other...................................................................................      28,774      16,515
                                                                                            ----------  ----------
                                                                                            $  259,388  $  173,369
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  SEGMENTED INFORMATION

    The following information corresponds to the Company's major industry segments, all of which operate in North America.

                                                   FUNERAL       CEMETERY    INSURANCE   CORPORATE   CONSOLIDATED
                                                 ------------  ------------  ----------  ----------  ------------
Revenue
  1997.........................................  $    536,927  $    408,196  $   89,976  $       --   $1,035,099
  1996.........................................       489,571       277,881      71,900          --      839,352
  1995.........................................       389,124       138,137      13,564          --      540,825

Depreciation and amortization
  1997.........................................  $     44,849  $      7,391  $       36  $    9,787   $   62,063
  1996.........................................        39,617         3,987          40       5,347       48,991
  1995.........................................        30,988         2,114         313       1,560       34,975

Earnings from operations
  1997.........................................  $     92,438  $     66,023  $   16,508  $  (58,195)  $  116,774
  1996.........................................       155,921        83,103      19,411     (79,250)     179,185
  1995.........................................        94,011        23,619       2,718     (44,633)      75,715

Total assets
  1997.........................................  $  1,718,366  $  1,477,547  $  331,754  $  405,033   $3,932,700
  1996.........................................     1,488,896     1,013,073     311,406     275,018    3,088,393
  1995.........................................     1,208,791       575,501     107,076      69,346    1,960,714

Capital expenditures
  1997.........................................  $     83,381  $     52,893  $      208  $    6,807   $  143,289
  1996.........................................       116,676        36,187       1,274       9,828      163,965
  1995.........................................        92,670        16,915          --       2,958      112,543

NOTE 21.  RELATED PARTY TRANSACTIONS

    On March 27 and December 31, 1997, the Company entered into agreements to sell cemetery installment contract receivables to an affiliate of the Company for approximately $185,179,000. The Company realized a loss of $22,066,000 on the sale. On August 6 and December 27, 1996, the Company entered into agreements to sell cemetery installment contract receivables to an affiliate of the Company for approximately $57,483,000. The Company realized a loss of $5,225,000 on the sale.

    For the year ended December 31, 1997, the Company paid management fees to the Parent Company of $18,961,000 (1996 -- $15,884,000, 1995 -- $34,896,000).

    The Company has guaranteed indebtedness of participants of the 1994 Management Equity Investment Plan totaling approximately $3,500,000 (1996 -- $3,300,000).

    During the year ended December 31, 1997, the Company paid approximately $10,800,000 (1996 -- $7,700,000) for insurance and other services to a related company.

    During the years ended December 31, 1996 and 1995, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  RELATED PARTY TRANSACTIONS (CONTINUED)
which the Chairman of the Company owned or controlled. For each of the years in the three year period ended December 31, 1997, the total costs of the related party charters amounted to nil, $605,110 and $1,622,448, respectively, none of which remained outstanding at the year end.

    During 1996, the Parent Company purchased all of the shares of 476822 B.C. Ltd. ("BC Ltd."), which owns the motor vessel, for an effective purchase price of Cdn. $7,860,000. In the transaction, the motor vessel was valued at Cdn. $7,200,000 and the other assets were valued at cost and aggregated approximately Cdn. $660,000. A third party appraisal established the of the motor vessel's had established its fair market value at Cdn. $7,350,000 and its replacement value at Cdn. $12,500,000.

    The Chairman has an option to reacquire either the motor vessel and related assets (the "Boat Assets") or the shares of BC Ltd. until October 1, 2006, under certain circumstances including a change in control of the Company, at their fair market value.

    During 1996, the company which owned the jet aircraft and helicopter sold them to a third party. The Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

    As part of the acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded $19,677,000 as a long-term liability. The balance outstanding is the present value of total remaining contingent payments of approximately $23,400,000 which the Company expects to pay over a five-year period ending 2001 to the former shareholders of Osiris, two of whom are officers of the Company.

    In addition, as part of the acquisition of Shipper Management ("Shipper"), the Company has recorded $4,838,000 as a long-term liability, representing the present value of total remaining contingent payments of approximately $6,020,000 which the Company recorded in 1996 when the outcome of the contingency became determinable and which the Company expects to pay over a six year period ending 2001 to the former shareholders of Shipper, one of whom is an officer of the Company.

    At December 31, 1997, Company officers, directors and employees were indebted to the Company for approximately $9,000,000 (1996 -- $4,700,000).

NOTE 22.  SUBSEQUENT EVENTS

    During the period from January 1, 1998 to February 27, 1998, the Company acquired 28 funeral homes and 25 cemeteries. The aggregate cost of these transactions was approximately $78,875,000.

    As of February 27, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $226,932,000.

    On March 27, 1998, the Company amended its Revolving Credit Agreement to provide greater flexibility for the timing of equity and other financing alternatives. As part of the amendment, the one-year tranche was terminated and the $750,000,000 tranche was reduced to a $600,000,000 revolving agreement with a three year term.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (a) LOSS AND RETAINED EARNINGS (DEFICIT)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Loss in accordance with Canadian GAAP......................................  $   (77,746) $    (4,868) $  (127,353)
Less effects of differences in accounting for:
  Factoring transactions (e)...............................................       12,314           --           --
  Insurance operations (d).................................................        1,701       (1,440)          --
  Income taxes (g).........................................................       (1,004)       1,761        1,028
                                                                             -----------  -----------  -----------
Loss in accordance with United States GAAP.................................      (64,735)      (4,547)    (126,325)
Opening retained earnings (deficit) in accordance with United States
  GAAP.....................................................................     (111,624)    (107,077)      19,248
                                                                             -----------  -----------  -----------
Closing deficit in accordance with United States GAAP......................  $  (176,359) $  (111,624) $  (107,077)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                DECEMBER 31, 1997          DECEMBER 31, 1996
                                                            --------------------------  ------------------------
                                                              CANADIAN       UNITED      CANADIAN      UNITED
                                                                GAAP      STATES GAAP      GAAP     STATES GAAP
                                                            ------------  ------------  ----------  ------------
Assets
  Receivables, net of allowances..........................  $    169,758   $  229,314   $  167,410   $  167,410
  Long-term receivables, net of allowances................       387,282      528,015      243,614      243,614
  Investments.............................................       184,723      184,723      170,245      171,830
  Insurance invested assets...............................       305,610      312,073      296,249      297,340
  Cemetery property.......................................       935,453    1,308,128      597,528      852,987
  Names and reputations...................................       569,063      598,688      514,054      538,598
  Other assets............................................       156,349      181,556      124,287      144,127
Liabilities and Shareholders' equity
  Loans and advances from affiliates, current portion.....            --       53,399           --           --
  Loans and advances from affiliates......................     1,013,914    1,138,511      691,570      691,570
  Insurance policy liabilities............................       214,492      240,750      208,706      231,135
  Other liabilities.......................................       259,388      257,128      173,369      173,369
  Deferred income taxes...................................      (124,654)     309,725      (60,018)     239,475
  Share capital...........................................       487,514      489,188      302,264      303,938
  Deficit.................................................      (167,360)    (176,359)     (89,614)    (111,624)
  Unrealized gains/(losses) on securities available for
    sale, net of tax......................................            --        5,211           --          933

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)

    (c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1997        1996        1995
                                                                                ---------  ----------  -----------
Non-cash debt and share consideration on acquisitions.........................  $  58,068  $   62,711  $   105,948
Note receivable from sale of subsidiaries.....................................     15,725          --           --
Common shares and debt issued for legal settlements...........................         --     111,800     (111,800)
Non-cash proceeds on disposal of investment...................................         --       2,600           --

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

    (e) SALES OF RECEIVABLES

    The Company adopted Financial Accounting Standard No. 125 ("FAS 125"), Accounting for Transfers and Servicing of Financial Assets, for transfers of financial assets after December 31, 1996. Under FAS 125, the Company does not recognize the sales of receivables until the transferred receivables are put beyond the reach of the Company's creditors. The Company's cemetery installment contract receivables

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) have been sold to an affiliate whose capital stock is pledged as collateral for the benefit of the Company's senior lenders, see Note 7. Accordingly, for United States GAAP purposes, the proceeds from the sales of receivables have been reflected in loans and advances from affiliates and the related losses have been deferred and will be recognized as interest expense over the life of the loan.

    (f) UNREALIZED GAINS AND LOSSES

    Under United States GAAP, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $69,243,000 at December 31, 1997 (1996 -- $83,719,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1997, securities classified as trading were approximately $1,380,000 (1996 -- $5,600,000). All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $496,922,000 at December 31, 1997 (1996 -- $316,028,000).
Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. There were no significant unrealized gains or losses on securities available-for-sale as of December 31, 1997. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

    (g) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1997.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    The Company's deferred tax liabilities under FAS 109 at December 31, are as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Deferred tax liabilities
  Cemetery property.......................................................................  $  372,676  $  252,802
  Property and equipment..................................................................      55,314      56,103
  Deferred costs related to prearranged funeral services..................................          --       5,068
  Other tax liabilities...................................................................      47,917      20,902
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................     475,907     334,875
                                                                                            ----------  ----------
Deferred tax assets
  Legal settlements.......................................................................      15,911      16,049
  Interest and intercompany management fees...............................................      83,361      55,119
  Other tax assets, net of valuation allowance............................................      61,163      24,232
  Deferred costs related to prearranged funeral services..................................       5,747          --
                                                                                            ----------  ----------
Total deferred tax assets.................................................................     166,182      95,400
                                                                                            ----------  ----------
Net deferred tax liabilities..............................................................  $  309,725  $  239,475
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty. At December 31, 1997, the Company had a valuation allowance of $11,418,000, (1996 -- $3,499,000). During the year ended December 31, 1997, the Company increased its valuation allowance by $7,919,000 (1996 -- $1,271,000) for operating loss carry forwards, primarily from acquisitions.

    (h) STOCK-BASED COMPENSATION

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, for United States GAAP purposes.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25 for Accounting for Stock Issued to Employees in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings under United States GAAP would have been charged an additional $2,756,000 for the year ended December 31, 1997 (1996 -- $2,828,000,
1995 -- $653,000).

    For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0.5% (1996 -- 0.5%, 1995 -- 0.5%), expected volatility 24% (1996 -- 24%, 1995 -- 24%), United States risk-free interest rates 5.89% (1996 -- 5.57%, 1995 -- 6.58%) and expected average option term of 4.6 years

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(1996 -- 2.9 years, 1995 -- 4.5 years). The weighted average fair value of the options granted is $8.92 (1996 -- $6.25, 1995 -- $9.33) per option.

    (i) RECENT UNITED STATES ACCOUNTING STANDARDS

    The FASB issued FAS 130, Reporting Comprehensive Income, and FAS 131, Disclosures About Segments of an Enterprise and Related Information which are required to be implemented during the Company's fiscal year ending December 31, 1998. These standards will affect the presentation but not the measurement of the consolidated financial statements and the related notes.

NOTE 24.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholder
TLGI Management Corp.

    We have audited the consolidated balance sheets of TLGI Management Corp. as at December 31, 1997 and 1996 and the consolidated statements of operations and retained earnings (deficit) and statement of changes in financial position for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in Canada. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG
Chartered Accountants
Vancouver, Canada

March 20, 1998

                             TLGI MANAGEMENT CORP.
                          CONSOLIDATED BALANCE SHEETS
                   EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
Current assets
  Cash and term deposits..................................................................  $      278  $       --
  Receivables, net of allowances..........................................................       7,951      10,425
  Inventories.............................................................................       2,614       2,501
                                                                                            ----------  ----------
                                                                                                10,843      12,926
Prearranged funeral services..............................................................      72,996      68,914
Investments in affiliate..................................................................      98,475      68,250
Notes receivable from affiliate...........................................................          --      12,028
Notes receivable from Parent Company......................................................      95,151          --
Cemetery property, at cost................................................................       3,055       3,045
Property and equipment....................................................................      72,505      67,569
Names and reputations.....................................................................      37,794      39,102
Deferred income taxes.....................................................................         612          --
Other assets..............................................................................       3,871       2,752
                                                                                            ----------  ----------
                                                                                            $  395,302  $  274,586
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES and SHAREHOLDER EQUITY
Current liabilities
  Accounts payable and accrued liabilities................................................  $   15,610  $    2,277
Long-term debt and other liabilities......................................................       4,571         224
Loans and advances from affiliates........................................................      25,265      46,033
Loans and advances from Parent Company....................................................      14,572      80,301
Deferred income taxes.....................................................................          --       3,085
Deferred prearranged funeral services revenue.............................................      72,996      68,914

Redeemable preferred shares...............................................................     250,092          --

Shareholder equity
  Share capital...........................................................................      28,598      25,732
  Contributed surplus.....................................................................       4,621          --
  Retained earnings (deficit).............................................................     (21,023)     48,020
                                                                                            ----------  ----------
                                                                                                12,196      73,752
                                                                                            ----------  ----------
                                                                                            $  395,302  $  274,586
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TLGI MANAGEMENT CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Revenue.......................................................................  $   58,167  $   58,647  $   52,944
Costs and expenses............................................................      34,580      33,771      30,434
                                                                                ----------  ----------  ----------
                                                                                    23,587      24,876      22,510
Expenses
  General and administrative..................................................       7,045       7,224       5,116
  Depreciation and amortization...............................................       3,694       3,715       2,695
  Restructuring costs.........................................................       1,143          --          --
                                                                                ----------  ----------  ----------
                                                                                    11,882      10,939       7,811
                                                                                ----------  ----------  ----------
Earnings from operations......................................................      11,705      13,937      14,699

Interest on loans and advances from affiliates and Parent Company.............      (4,875)    (11,626)    (10,377)
Dividend income on redeemable preferred shares of affiliate...................       2,523       6,873       5,155
Interest income on note receivable from Parent Company........................       1,108          --          --
Foreign exchange loss.........................................................      (9,030)         --          --
Other income..................................................................         529         281         502
                                                                                ----------  ----------  ----------
Earnings before undernoted items..............................................       1,960       9,465       9,979
Dividend paid on redeemable preferred shares..................................     (12,801)         --          --
                                                                                ----------  ----------  ----------
Earnings (loss) before income taxes and undernoted items......................     (10,841)      9,465       9,979
Income taxes
  Current.....................................................................       5,210       2,809       1,498
  Deferred....................................................................      (3,697)     (1,147)        896
                                                                                ----------  ----------  ----------
                                                                                     1,513       1,662       2,394
                                                                                ----------  ----------  ----------
                                                                                   (12,354)      7,803       7,585
Equity in earnings of associated company......................................       1,679          --          --
                                                                                ----------  ----------  ----------
Net earnings (loss) for the year..............................................  $  (10,675) $    7,803  $    7,585
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TLGI MANAGEMENT CORP.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                   EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Retained earnings, beginning of year............................................  $   48,020  $  40,242  $  32,680
Net earnings (loss).............................................................     (10,675)     7,803      7,585
Common share dividends..........................................................          (8)       (25)       (23)
Excess on issue of preferred shares.............................................     (58,360)        --         --
                                                                                  ----------  ---------  ---------
Retained earnings (deficit), end of year........................................  $  (21,023) $  48,020  $  40,242
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TLGI MANAGEMENT CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                   EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997        1996        1995
                                                                               -----------  ---------  -----------
CASH PROVIDED BY ( APPLIED TO )
Operations
  Net earnings (loss)........................................................  $   (10,675) $   7,803  $     7,585
  Items not affecting cash
    Depreciation and amortization............................................        3,694      3,715        2,695
    Restructuring costs......................................................          735         --           --
    Deferred income taxes....................................................       (3,697)    (1,147)         896
    Equity in earnings of associated company.................................       (1,679)        --           --
    Foreign exchange loss....................................................        9,030         --           --
  Net changes in other non-cash balances.....................................       14,577     (1,260)      (4,223)
                                                                               -----------  ---------  -----------
                                                                               $    11,985  $   9,111  $     6,953
                                                                               -----------  ---------  -----------
Investing
  Business acquisitions......................................................  $        --  $     (88) $   (32,016)
  Construction of new facilities.............................................       (2,019)    (1,136)        (224)
  Investments in affiliates..................................................     (172,775)        --      (68,250)
  Purchase of property and equipment.........................................       (6,476)    (2,564)      (1,683)
  Proceeds on disposition of affiliates and subsidiary.......................      149,279         --           --
                                                                               -----------  ---------  -----------
                                                                               $   (31,991) $  (3,788) $  (102,173)
                                                                               -----------  ---------  -----------
Financing
  Issue of common shares.....................................................  $   185,568  $      --  $    25,732
  Issue of redeemable preferred shares.......................................      241,062         --           --
  Repurchase of common shares................................................     (241,062)        --           --
  Increase (decrease) in loans and advances from affiliates and Parent
    Company..................................................................      (86,497)     5,043       74,892
  Increase in notes receivable from affiliates and Parent Company............      (83,123)    (6,873)      (5,155)
  Increase (decrease) in long-term debt and other liabilities................        4,344     (4,062)         (71)
  Common share dividends.....................................................           (8)       (25)         (23)
                                                                               -----------  ---------  -----------
                                                                               $    20,284  $  (5,917) $    95,375
                                                                               -----------  ---------  -----------

Increase (decrease) in cash and term deposits, during the year...............  $       278  $    (594) $       155
Cash and term deposits, beginning of year....................................           --        594          439
                                                                               -----------  ---------  -----------
Cash and term deposits, end of year..........................................  $       278  $      --  $       594
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TLGI MANAGEMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    TLGI Management Corp. (the "Company", formerly Loewen Management Corp.) was incorporated on November 24, 1970, under the B.C. Companies Act, as a wholly owned subsidiary of The Loewen Group Inc. (the "Parent Company"). The Company serves as the holding company for certain of the Parent Company's Canadian funeral and cemetery operations.

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 17.

    The Canadian dollar is the principal currency of the Company's business and, accordingly, the consolidated financial statements are expressed in Canadian dollars.

BASIS OF CONSOLIDATION

    The consolidated financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission.

    The accounts of all subsidiary companies acquired from third parties have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1997, except for a few companies with small minority interests.

    The accounts of all subsidiary companies acquired during 1997 from affiliates through the reorganization of entities under common control have been accounted for on a continuity of interest basis, see Note 16. Accordingly, for all years presented, the consolidated financial statements reflect the operations of the Company and its subsidiaries since the subsidiaries were initially acquired from third parties. In addition, the consolidated financial statements reflect the assets and liabilities of these subsidiaries at their recorded values as accounted for by the affiliates prior to the transfer of interest to the Company.

    The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income as reported, is included in income and added to the cost of the investment. As at December 31, 1997, the Company had disposed of all investments accounted for by the equity method.

    The Company accounts for its investments in its affiliated company by the cost method.

    The Company accounts for its investment in joint ventures using the proportionate consolidation method.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

PREARRANGED FUNERAL SERVICES

    Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are placed in trust under which the Company will be designated as beneficiary. Except for amounts not required to be trusted, which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

    Trust fund principal amounts, together with trust fund investment earnings retained in trust, are deferred until the service is performed. The Company estimates that trust fund investment earnings exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount together with the accumulated trust earnings as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when non-cancellable customer contracts are signed with concurrent recognition of related costs. Allowances for cancellations arising from non-payment are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to provincial law, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables and included in other assets.

INVENTORIES

    Inventories are valued at the lower of cost, determined primarily on a specific identification basis or a first in, first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

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

    Property under capital leases is initially recorded at the present value of minimum lease payments at the inception of the lease.

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts capitalized for non-competition agreements with certain key management personnel of acquired operations. Amortization of such capitalized covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including property and equipment and names and reputations, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

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

DEFERRED INCOME TAXES

    The Company follows the allocation method for accounting for income taxes. Under this method recognition is given in the financial statements to the tax effects of timing differences between income for

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statement and income tax purposes. The differences arise primarily from provisions for depreciation, amortization, foreign exchange loss and operating loss carry-forwards.

FOREIGN CURRENCY TRANSLATION

    Transactions denominated in foreign currencies are translated into Canadian dollars using the temporal method of foreign currency translation. Under this method, non-monetary items and revenue and expenses are translated at the rate of exchange in effect on the transaction dates, and monetary items are translated at the rate of exchange in effect at the balance sheet date. Exchange gains and losses are included in income in the current year.

NOTE 2.  PREARRANGED FUNERAL SERVICES

    Included in the consolidated balance sheets at December 31, 1997, as prearranged funeral services is $72,996,000 (1996 -- $68,914,000), representing amounts deposited in accordance with provincial trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed.

AMOUNTS HELD IN PREARRANGED FUNERAL TRUSTS

                                                                                                1997       1996
                                                                                              ---------  ---------
Short-term investments......................................................................  $  65,168  $  44,802
Fixed maturities............................................................................      7,828     24,112
                                                                                              ---------  ---------
                                                                                              $  72,996  $  68,914
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    As at December 31, 1997, total prearranged funeral trust assets were approximately equal to market value. The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1997 was 5.0% (1996 -- 5.3%, 1995 -- 5.8%).

NOTE 3.  INVESTMENTS IN AFFILIATE

                                                                                                1997       1996
                                                                                              ---------  ---------
INVESTMENTS IN NEWEOL INVESTMENTS LTD. ("NEWEOL")
  Common shares.............................................................................  $  98,475  $      --
  Preferred shares..........................................................................         --     68,250
                                                                                              ---------  ---------
                                                                                              $  98,475  $  68,250
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    (a) NEWEOL COMMON SHARES

    On March 27, 1997, the Company acquired from the Parent Company, 15,276 common shares of Neweol representing a minority interest of Neweol's voting common stock (5.8% at December 31, 1997). Neweol is a holding company for the Parent Company and provides financing to other subsidiaries of the Parent Company. The Company issued 4,432,260 common shares to the Parent Company as consideration

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 3.  INVESTMENTS IN AFFILIATE (CONTINUED)
for the purchase. This investment was recorded at the Parent Company's carrying value of approximately $98,475,000, see Note 16(d). The Company accounts for its investment in Neweol's common stock by the cost method.

    (b) NEWEOL PREFERRED SHARES

    The Company's investment in Neweol preferred shares consisted of 68,250,000 redeemable, non-voting preferred shares with a par value of Cdn. $1.00 each and a redemption price of Cdn. $1.00 per share, plus all declared but unpaid dividends. The investment was accounted for by the cost method.

    On May 14, 1997, these preferred shares were redeemed and in consideration, the Company received notes receivable aggregating $68,250,000. These notes were subsequently assigned to the Parent Company by Neweol. The Company then applied these notes against certain notes payable to the Parent Company, of the same amount as full payment, see Note 7.

NOTE 4.  NOTES RECEIVABLE FROM AFFILIATE AND NOTES RECEIVABLE FROM PARENT
         COMPANY

    A note receivable of $80,600,000 was issued in redemption of preferred shares of 4203 Investments Ltd. ("4203"), a wholly owned subsidiary of the Parent Company. 4203 was subsequently merged and all of its assets and liabilities distributed to the Parent Company. The note receivable bears interest at market rate, see Note 16.

    The notes receivable from affiliate in 1996, aggregating $12,028,000, were issued by Neweol in consideration for dividends declared in 1996 and 1995, on the Company's investment in Neweol's preferred shares. On May 14, 1997, the preferred shares were redeemed. Dividends amounting to $2,523,000 were declared and paid by the issuance of additional notes receivable. These notes aggregating $14,551,000 were subsequently assigned to the Parent Company by Neweol. The notes are non-interest bearing and have no designated repayment terms.

NOTE 5.  LONG-TERM DEBT AND OTHER LIABILITIES

    Long-term debt and other liabilities include obligations under capital leases. During 1997, the Company entered into two lease agreements for land and buildings. These agreements qualify as capital

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 5. LONG-TERM DEBT AND OTHER LIABILITIES (CONTINUED) leases and, accordingly, the assets and obligations have been recorded at the present value of minimum lease payments.

YEAR ENDING DECEMBER 31
---------------------------------------------------------------------------------------------------------
1998.....................................................................................................  $     655
1999.....................................................................................................        664
2000.....................................................................................................        674
2001.....................................................................................................        685
2002.....................................................................................................        697
Thereafter...............................................................................................      2,999
                                                                                                           ---------
Total minimum lease payments.............................................................................      6,374
less amount representing interest at 8%..................................................................      2,000
                                                                                                           ---------
Present value of net minimum lease payments..............................................................      4,374
                                                                                                           ---------
                                                                                                           ---------

NOTE 6.  LOANS AND ADVANCES FROM AFFILIATES

                                                                                               1997        1996
                                                                                            ----------  ----------
Due from affiliates.......................................................................  $  (13,411) $     (384)
Due to Parent Company.....................................................................      38,676      46,417
                                                                                            ----------  ----------
                                                                                            $   25,265  $   46,033
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Loans and advances from affiliates arose during the normal course of operations, bear interest at market rate and have no designated repayment terms, see Note 16.

NOTE 7.  LOANS AND ADVANCES FROM PARENT COMPANY

                                                                                                1997       1996
                                                                                              ---------  ---------
Interest bearing notes......................................................................  $      --  $  68,250
Non-interest bearing notes..................................................................     14,572     12,051
                                                                                              ---------  ---------
                                                                                              $  14,572  $  80,301
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Interest bearing notes aggregating $68,250,000, were issued for purchase of preferred shares of Neweol. The notes had no designated repayment terms and were interest bearing at a rate of 10.07% per annum. On May 14, 1997, the notes were paid in full, see Note 3.

    Non-interest bearing notes were issued in payment of the interest accrued on the interest bearing notes payable up to their repayment. These notes remain outstanding as at December 31, 1997.

NOTE 8.  REDEEMABLE PREFERRED SHARES

    On March 27, 1997, the authorized share capital of the Company was increased by creating 500,000,000 voting Class A Preferred shares and 500,000,000 voting Class B Preferred shares.

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 8.  REDEEMABLE PREFERRED SHARES (CONTINUED)
    The Class A Preferred shares have no par value and are redeemable by the Company at the retraction price, plus 10%. The retraction price is determinable by the directors, but is not to be less than U.S. $1.00 per share. Dividends are cumulative at 7% per annum of the retraction price.

    On March 27, 1997, as part of the reorganization which occurred during the year, see Note 16, 175,000,000 Class A Preferred shares were issued to the Parent Company in redemption of 10,756,966 common shares held by the Parent Company. The common shares were cancelled upon redemption. The preferred shares are retractable at the option of the holders at an amount determinable by the directors, but not to be less than U.S. $1.00. Accordingly, the preferred shares were recorded as a liability at their retraction price of U.S. $175,000,000 or Cdn. $241,062,000, based on the foreign exchange rate at the time of the preferred share issuance. The excess of the recorded value of the preferred shares over the book value of the common shares based on the average contributed capital per share at the time of the redemption was $58,360,000. The excess has been recorded as a reduction in retained earnings. As at December 31, 1997, the preferred shares had a recorded value of Cdn. $250,092,000 based on the year end foreign exchange rate. The foreign exchange loss on translation of $9,030,000 has been recorded to income.

    The Class B Preferred shares have no par value and are redeemable by the Company at the retraction price. The retraction price, as determined by the directors, is the value of assets purchased with the shares, less the fair value of non-share consideration. Dividends are cumulative at 7% per annum of the retraction price. There were no outstanding Class B Preferred shares at December 31, 1997.

    The Class B Preferred shares rank equally with Class A Preferred shares.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments.

    The carrying amount of prearranged funeral services approximates fair value as it consists primarily of investments in instruments with short-term maturities.

    Investments in affiliate for which it is not practicable to estimate fair value is comprised of the common and preferred share investments in Neweol.

    The fair value of long-term notes receivable from affiliate and Parent Company, loans and advances from affiliates and Parent Company is not practicable to determine as the time of repayment of these amounts is indeterminable.

    Long-term debt and other liabilities approximate fair value as their effective interest rates do not materially differ from rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors.

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 10.  SHARE CAPITAL AND CONTRIBUTED SURPLUS

    (a) AUTHORIZED

    On March 27, 1997, the share capital of the Company was increased to 500,000,000 Common shares without par value.

    (b) ISSUED AND OUTSTANDING

                                                                                         NUMBER OF      STATED
                                                                                          SHARES         VALUE
                                                                                       -------------  -----------
Common shares
  Balance December 31, 1994..........................................................              3   $      --
  Issued for subsidiaries acquired from the Parent Company,
    see Note 16(c)...................................................................      1,122,085      25,732
                                                                                       -------------  -----------
  Balance December 31, 1995 and 1996.................................................      1,122,088      25,732
  Issued under stock split...........................................................      2,999,997          --
  Issued on reorganization, see Note 16..............................................      8,318,620     185,568
  Repurchased by the Company for cancellation in exchange for
    redeemable preferred shares, see Notes 8 and 16..................................    (10,756,966)   (182,702)
                                                                                       -------------  -----------
  Balance December 31, 1997..........................................................      1,683,739   $  28,598
                                                                                       -------------  -----------
                                                                                       -------------  -----------

    (c) CONTRIBUTED SURPLUS

    The sale of the Company's investment in an affiliate under common control on November 3, 1997, created a surplus of $4,621,000, see Note 16.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

    (a) LEASES

    At December 31, 1997, the Company was committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                                                                             TOTAL
                                                                                                           ---------
1998.....................................................................................................  $     716
1999.....................................................................................................        500
2000.....................................................................................................        313
2001.....................................................................................................        138
2002.....................................................................................................         41
Thereafter...............................................................................................          3

    Total rent expense for each of the years in the three year period ended December 31, 1997 was $1,748,000, $2,202,000 and $1,766,000, respectively.

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (b) COLLATERAL TRUST ARRANGEMENT

    The shares held by the Company in its subsidiaries are pledged under a collateral trust arrangement whereby senior lenders to the Parent Company and an affiliate under common control would share certain collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness. At December 31, 1997, the indebtedness owed to the Parent Company's senior lending group subject to the collateral trust arrangement, including affiliated companies, and holders of certain letters of credit, aggregated $2,395,700,000.

    (c) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. The Company believes environmental contingencies and liabilities to be immaterial individually and in the aggregate.

NOTE 12.  RETIREMENT PLANS

    The Company has a Registered Retirement Savings Plan for employees who may contribute 3% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under these plans in respect of past service.

    The total expense for retirement plans for the three years ended December 31, 1997 was $716,000, $607,000 and $507,000, respectively.

NOTE 13.  INCOME TAXES

    The Company's effective income tax rate is derived as follows:

                                                                                              1997       1996       1995
                                                                                            ---------  ---------  ---------
                                                                                                %          %          %
Combined Canadian federal and provincial income tax rate..................................      (45.5)      45.5       45.5
Non-deductible depreciation and amortization arising from acquisitions....................        5.3        5.2        1.9
Non-taxable equity income on investments..................................................       (8.3)        --         --
Non-taxable dividend income from affiliated company.......................................      (12.5)     (33.0)     (23.5)
Non-deductible foreign exchange loss on redeemable preferred shares.......................       11.2         --         --
Non-deductible dividend paid on redeemable preferred shares...............................       63.5         --         --
Other.....................................................................................        2.8       (0.1)       0.1
                                                                                            ---------  ---------  ---------
                                                                                                 16.5       17.6       24.0
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company paid income taxes for each of the years in the three year period ended December 31, 1997 amounting to $5,851,000, $1,867,000 and $5,957,000, respectively.

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 14.  CHANGES IN OTHER NON-CASH BALANCES

                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
(Increase) decrease in assets
  Receivables, net of allowances..................................................  $   2,457  $    (196) $  (3,800)
  Inventories.....................................................................       (145)       187        (76)
  Cemetery property...............................................................        (10)      (588)        12
  Other assets....................................................................     (1,121)      (836)       308
Increase (decrease) in liabilities
  Accounts payable and accrued liabilities........................................     13,342        141       (623)
Other changes in non-cash balances................................................         54         32        (44)
                                                                                    ---------  ---------  ---------
                                                                                    $  14,577  $  (1,260) $  (4,223)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

NOTE 15.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Receivables, net of allowances
  Trade accounts..........................................................................  $    8,732  $    8,762
  Income taxes recoverable................................................................         827       2,988
  Allowance for doubtful accounts.........................................................      (1,608)     (1,325)
                                                                                            ----------  ----------
                                                                                            $    7,951  $   10,425
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Property and equipment
  Land....................................................................................  $   22,226  $   20,351
  Buildings and improvements..............................................................      54,089      49,364
  Automobiles.............................................................................       3,632       3,975
  Furniture, fixtures and equipment.......................................................      12,313      11,667
  Accumulated depreciation and amortization...............................................     (19,755)    (17,788)
                                                                                            ----------  ----------
                                                                                            $   72,505  $   67,569
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Names and reputations
  Names and reputations...................................................................  $   44,579  $   44,866
  Accumulated amortization................................................................      (6,785)     (5,764)
                                                                                            ----------  ----------
                                                                                            $   37,794  $   39,102
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accounts payable and accrued liabilities
  Dividends...............................................................................      12,801          --
  Other...................................................................................       2,809       2,277
                                                                                            ----------  ----------
                                                                                            $   15,610  $    2,277
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 16.  RELATED PARTY TRANSACTIONS

    On March 27, 1997, the Parent Company engaged in the following transactions to reorganize its holdings in subsidiary companies:

(a) The Company purchased 100% of the common stock of 1096952 Ontario Ltd. ("1096952"), a wholly owned subsidiary of Neweol and issued 1,000,000 Class B preferred shares, redeemable at $74,300,000, as consideration. The preferred shares were subsequently redeemed and a non-interest bearing note payable on demand was issued. The note was then assigned to the Parent Company by Neweol. The note was subsequently settled by issuing 3,315,499 common shares to the Parent Company.

(b) The Company issued 570,861 common shares to the Parent Company in exchange for a receivable in the amount of $12,793,000. This receivable has been recorded in loans and advances from affiliates.

(c) The Company acquired 100% of two subsidiaries from the Parent Company through the issuance of 1,122,085 common shares to the Parent Company. As the subsidiaries were acquired through the reorganization of entities under common control, the consolidated financial statements reflect the assets and liabilities of these subsidiaries at their recorded values as accounted for by the Parent Company prior to the transfer. The common shares issued on the acquisitions have been reflected as issued on December 1, 1995, the date of the initial acquisition by the Parent Company from third parties, see Note 10.

(d) The Company acquired a minority interest in Neweol from the Parent Company and in exchange issued 4,432,260 common shares. The investment in Neweol has been accounted for using the cost method, see Note 3.

(e) The Company redeemed and cancelled 10,756,966 of its common shares held by the Parent Company and issued in exchange 175,000,000 Class A preferred shares, see Notes 8 and 10.

    On November 3, 1997, the Company sold its investment in 1096952 to an affiliate under common control, 4203 Investments Ltd., in exchange for redeemable preferred shares. The preferred shares were subsequently redeemed in exchange for the issuance of a market rate interest-bearing note of $80,600,000. The note was distributed to the Parent Company on the wind-up of the affiliate, see Note 4. The gain on sale of the Company's investment in 1096952 has been recorded as contributed surplus in the amount of $4,621,000.

    The Parent Company charges a management fee of approximately 10% of gross revenue earned by each subsidiary. For the year ending December 31, 1997, the Parent Company charged a management fee to the Company of $5,645,000
(1996 -- $5,757,000, 1995 -- $3,902,000). For the year ending December 31, 1997, the net interest charged on loans and advances from affiliates was $2,354,000 (1996 -- $4,753,000, 1995 -- $5,222,000).

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (a) EARNINGS (LOSS)

                                                                                        1997       1996       1995
                                                                                     ----------  ---------  ---------
EARNINGS (LOSS)
Net earnings (loss) in accordance with Canadian GAAP...............................  $  (10,675) $   7,803  $   7,585
Difference in accounting for income taxes (d)......................................          98        107         75
                                                                                     ----------  ---------  ---------
Net earnings (loss) in accordance with United States GAAP..........................  $  (10,577) $   7,910  $   7,660
                                                                                     ----------  ---------  ---------
                                                                                     ----------  ---------  ---------

    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                  DECEMBER 31, 1997          DECEMBER 31, 1996
                                                               ------------------------  -------------------------
                                                                CANADIAN      UNITED      CANADIAN       UNITED
                                                                  GAAP     STATES GAAP      GAAP      STATES GAAP
                                                               ----------  ------------  -----------  ------------
Assets
  Names and reputations......................................  $   37,794   $   38,060    $  39,102    $   39,403
Liabilities and Shareholder equity
  Deferred income taxes......................................        (612)       2,740        3,085         6,570
  Retained earnings..........................................     (21,023)     (24,109)      48,020        44,836

    Under the rules and regulations of the Securities and Exchange Commission, notes receivable from Parent Company of $95,151,000 would be shown as a reduction of shareholder equity.

    (c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                                           1997
                                                                                                        ----------
Investment in Neweol and 1096952 common shares financed through the issuance of common shares.......................................................................................  $  172,775
Note received upon redemption of Neweol preferred shares and subsequently applied
  against certain notes payable to the same party.....................................................      68,250
Proceeds on the disposition of 1096952 received in the form of an interest bearing note...............      80,600
Issuance of common shares in exchange for a receivable................................................      12,793
Issuance of redeemable preferred shares upon cancellation of common shares............................     241,062
Property acquired under capital leases................................................................       4,374

                             TLGI MANAGEMENT CORP.

           TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    In 1996, there were no non-cash transactions. In 1995, the Company issued notes payable aggregating $68,250,000 for purchase of Neweol preferred shares and acquired operations financed through the issuance of common shares to the Parent Company for $25,732,000.

    (d) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1997.

    The Company's deferred tax liabilities under FAS 109 at December 31, are as follows:

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Deferred tax liabilities
  Property and equipment.......................................................................  $   6,232  $   6,141
  Names and reputations........................................................................      1,478      1,401
                                                                                                 ---------  ---------
Total deferred tax liabilities.................................................................      7,710      7,542
                                                                                                 ---------  ---------
Deferred tax assets
  Unrealized foreign exchange loss.............................................................      3,081         --
  Loss carry-forwards..........................................................................      1,780        972
  Other tax asset..............................................................................        109         --
                                                                                                 ---------  ---------
Total deferred tax assets......................................................................      4,970        972
                                                                                                 ---------  ---------
Net deferred tax liabilities...................................................................  $   2,740  $   6,570
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The Company believes realization of its net deferred tax assets is more likely than not. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty.

    (e) RECENT UNITED STATES ACCOUNTING STANDARD

    In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This standard will affect the presentation but not the measurement of the consolidated financial statements and the related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
4103 Investments Ltd.

    We have audited the balance sheet of 4103 Investments Ltd. as at December 31, 1997 and the statement of operations and retained earnings for the period from March 24, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these financial statements present fairly, in all material respects, the financial position of Company as at December 31, 1997 and the results of its operations for the period from March 24, 1997 to December 31, 1997, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG
Chartered Accountants
Vancouver, Canada
March 23, 1998

                             4103 INVESTMENTS LTD.
                                 BALANCE SHEET
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
ASSETS
Current assets
  Dividends receivable from affiliate companies.....................................................   $    9,032

Investments in affiliates...........................................................................      292,634
                                                                                                      ------------
                                                                                                       $  301,666
                                                                                                      ------------
                                                                                                      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Due to Parent Company, non-interest bearing, payable on demand....................................   $       49
  Income taxes payable..............................................................................          530
                                                                                                      ------------
                                                                                                              579

Deferred income tax.................................................................................        1,984

Shareholders' equity
  Share capital.....................................................................................      283,255
  Retained earnings.................................................................................       21,455
  Foreign exchange adjustment.......................................................................       (5,607)
                                                                                                      ------------
                                                                                                          299,103
                                                                                                      ------------
                                                                                                       $  301,666
                                                                                                      ------------
                                                                                                      ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 5)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             4103 INVESTMENTS LTD.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                                   FOR THE PERIOD
                                                                                                   FROM MARCH 24,
                                                                                                   TO DECEMBER 31,
                                                                                                        1997
                                                                                                   ---------------
Revenue
  Dividends on preferred shares of affiliate companies...........................................     $  19,630
  Foreign exchange gain..........................................................................         5,607
                                                                                                        -------
Earnings before income taxes and equity loss of associated companies.............................        25,237

Income taxes
  Current........................................................................................           530
  Deferred.......................................................................................         1,984
                                                                                                        -------
                                                                                                          2,514
                                                                                                        -------
                                                                                                         22,723
Equity loss of associated companies..............................................................         1,268
                                                                                                        -------
Net earnings for the period, being retained earnings end of period...............................     $  21,455
                                                                                                        -------
                                                                                                        -------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             4103 INVESTMENTS LTD.

                         NOTES TO FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    4103 Investments Ltd. (the "Company") was incorporated on March 24, 1997, under the laws of the Province of British Columbia and is directly and indirectly a wholly owned subsidiary of The Loewen Group Inc., (the "Parent Company").

    The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

    The financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission.

FOREIGN CURRENCY

    The Company's functional currency is the Canadian dollar. Transactions not denominated in the functional currency result in foreign exchange gains and losses in the statement of operations. The assets and liabilities of the Company's Canadian dollar financial statements are translated into the United States dollar reporting currency at the rate of exchange at the balance sheet date, and all revenues, expenses, gains and losses are translated at the rates of exchange at the transaction date. All translation effects arising from translating the financial statements into the reporting currency are reported as "Foreign exchange adjustment" within shareholders' equity.

INVESTMENTS

    The Company accounts for its common share investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income (loss) as reported is included in income and added to (deducted from) the cost of the investment. Common share dividends received reduce the carrying amount of the investment.

    The company accounts for its preferred share investments in companies using the cost method.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

IMPAIRMENT OF INVESTMENTS

    The Company monitors the recoverability of its investments, based on estimates using factors such as current market value, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR INCOME TAXES

    The Company follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STATEMENT OF CASH FLOWS

    All of the Company's transactions are non-cash transactions, as a result, a statement of cash flows has not been prepared.

NOTE 2.  INVESTMENTS

                                                                                                           1997
                                                                                                        ----------
PRIME SUCCESSION HOLDINGS, INC. ("PRIME")
  100 Common shares representing 10.23%...............................................................  $    5,172
  7,170 Preferred shares representing 100%............................................................      71,698

ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")
  100 Common shares representing 10%..................................................................       2,140
  6,862 Preferred shares representing 100%............................................................      68,624

TLGI MANAGEMENT CORP.
  145,000,000 class A Preferred shares representing 82.86%............................................     145,000
                                                                                                        ----------
                                                                                                        $  292,634
                                                                                                        ----------
                                                                                                        ----------

    (a) PRIME

    On March 27, 1997 Loewen Group International, Inc. ("LGII"), a subsidiary of the Parent Company, transferred 6,668 non-voting preferred shares with a 10% cumulative annual payment in kind dividend, and 100 common shares of Prime Succession Holdings Inc. to the Company. The shares were transferred at their carrying value at the date of transfer of $66,675,000 and $5,604,000, respectively. As consideration for this investment the Company issued 99,056,620 class B non-voting common shares to LGII.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $130,000,000 was funded by Blackstone and LGII, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 2.  INVESTMENTS (CONTINUED)
    Blackstone and LGII have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its share in Prime to a party other than to an affiliate of itself.

    The Company accounts for its investment in Prime preferred stock by the cost method. For the period ended December 31, 1997, income of $5,638,000 was recorded representing the cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the period ended December 31, 1997, a loss of $432,000 was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

    Under a Put/Call Agreement entered into with Blackstone, LGII has the option to acquire ("Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Prime common stock to LGII commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), after deduction of certain liabilities. The multiple to be applied to EBITDA is also determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or Common shares of the Parent Company, at LGII's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest is determined on the basis of a formula set forth in the Put/Call Agreement.

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

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 2.  INVESTMENTS (CONTINUED)
    Summarized financial data for Prime for the year ended December 31, 1997 is presented as follows:

                                                                                                           1997
                                                                                                        ----------
Income statement information:
  Revenue.............................................................................................  $  101,139
  Gross margin........................................................................................      38,616
  Earnings from operations............................................................................      24,123
  Payment-in-kind dividend............................................................................       6,542
  Net loss attributable to common shareholders........................................................      (6,739)

Balance sheet information:
  Current assets......................................................................................  $   25,694
  Non-current assets..................................................................................     369,412
                                                                                                        ----------
  Total assets........................................................................................     395,106

  Current liabilities.................................................................................      14,964
  Non-current liabilities.............................................................................     253,734
                                                                                                        ----------
  Total liabilities...................................................................................     268,698

  Shareholders' equity................................................................................     126,408

    (b) RH HOLDINGS

    On March 27, 1997, LGII, transferred 6,300 preferred shares with a 10% cumulative annual payment in kind dividend, and 100 common shares of RH Holdings Corp. to the Company. The shares were transferred at their carrying value at the date of transfer of $63,000,000 and $2,976,000, respectively. As consideration for this investment, the company issued 90,418,512 class B non-voting common shares to LGII.

    RH Holdings holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and LGII, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RH Holdings and is being amortized over 40 years.

    Blackstone and LGII have the right to designate five and three nominees, respectively, to the RH Holdings' Board of Directors. Blackstone controls the strategic operating, investing and financing policies of RH Holdings. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in RH Holdings to a party other than to an affiliate of itself.

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the year ended December 31, 1997, income of $6,379,000 was recorded representing the cumulative annual payment-in-kind dividend.

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 2.  INVESTMENTS (CONTINUED)
    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the year ended December 31, 1997, a loss of $836,000 was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by LGII had a net carrying value of $20,382,000. LGII has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold.

    Under a Put/Call Agreement entered into with Blackstone, LGII has the option to acquire ("Call") Blackstone's RH Holdings common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its RH Holdings common stock to LGII commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value will be determined at the Put or Call date based on a multiple of EBITDA, after deduction of certain liabilities. The multiple to be applied to EBITDA will also be determined through a formula which is based on future EBITDA. Any payment to Blackstone under the Call or the Put may be in the form of cash or the stock of the Parent Company, subject to certain conditions, at LGII's option.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement.

    Upon a Put by Blackstone, there will be no guaranteed return to Blackstone. Any payment to Blackstone will be limited to Blackstone's share of the calculated equity value based on a formula set forth in the terms of the agreement.

    Any payment to Blackstone will be subject to Blackstone or LGII exercising their respective rights under the Put or the Call. It is not currently possible to determine whether Blackstone or LGII will exercise such rights. Furthermore, any amount to be paid pursuant to the Put is dependent on calculated equity value which is based on EBITDA of future periods. Accordingly, it is not possible at this date to estimate the future amount that may be payable to Blackstone on the exercise of the Put or the Call.

    LGII provides various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. If the Administrative Services Agreement becomes terminable by Blackstone due to LGII's material breach thereof or other failure to comply in any material respect, Blackstone under the Put will receive, at a minimum, its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of LGII, regardless of the calculated equity value.

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 2.  INVESTMENTS (CONTINUED)
    Summarized financial data for RH Holdings for the year ended December 31, 1997 is presented as follows:

                                                                                                           1997
                                                                                                        ----------
Income statement information:
  Revenue.............................................................................................  $   70,742
  Gross margin........................................................................................      55,671
  Earnings from operations............................................................................      14,834
  Payment-in-kind dividend............................................................................       8,708
  Net loss attributable to common shareholders........................................................     (10,476)

Balance sheet information:
  Current assets......................................................................................  $   17,117
  Non-current assets..................................................................................     294,934
                                                                                                        ----------
  Total assets........................................................................................     312,051

  Current liabilities.................................................................................      15,780
  Non-current liabilities.............................................................................     169,013
                                                                                                        ----------
  Total liabilities...................................................................................     184,793

  Shareholders' equity................................................................................     127,258

    (c) TLGI MANAGEMENT CORP.

    On March 27, 1998, the Parent Company transferred to the Company 145,000,000 class A redeemable preferred shares of its subsidiary TLGI Management Corp. in exchange for 199,737,500 class A voting common shares of the Company.

    The class A preferred shares retractable by the Company and are redeemable by TLGI Management Corp. at the retraction price plus 10%. The retraction price is determinable by the directors, but is not to be less than $1.00 per share. Dividends are cumulative at 7% per annum of the retraction price.

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 3.  SHARE CAPITAL

    (a) AUTHORIZED

    500,000,000 Class A voting shares without par value

    500,000,000 Class B non-voting shares without par value

    (b) ISSUED AND OUTSTANDING

                                                                                           NUMBER OF      STATED
                                                                                            SHARES        VALUE
                                                                                         -------------  ----------
Common shares -- Class A
  Issued to Parent Company for the investment in TLGI Management Corp., see Note 2.....    199,737,500  $  145,000
Common shares -- Class B
  Issued to affiliate for the investments in Prime and RH Holdings,
    see Note 2.........................................................................    189,475,132     138,255
                                                                                         -------------  ----------
Outstanding December 31, 1997..........................................................    389,212,632  $  283,255
                                                                                         -------------  ----------
                                                                                         -------------  ----------

    The Company cannot declare dividends on the Class A voting common shares without first paying an equal dividend on the Class B common shares.

NOTE 4.  INCOME TAXES

    The Company's effective tax rate differs from the statutory rate computed by applying Canadian federal and provincial income tax rates of 45.5% as a result of the following:

                                                                                                           1997
                                                                                                         ---------
Expected income tax expense............................................................................  $  10,906
Non-taxable dividend income from affiliated companies..................................................     (8,932)
Non-taxable equity loss of associated companies........................................................        577
Other..................................................................................................        (37)
                                                                                                         ---------
                                                                                                         $   2,514
                                                                                                         ---------
                                                                                                         ---------

    During 1997, the Company did not pay any income taxes.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

    The shares held by the Company in TLGI Management Corp. are pledged under a collateral trust arrangement whereby the senior lenders of the Parent Company and an affiliate under common control would share this and certain other collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness. At December 31, 1997, the

                             4103 INVESTMENTS LTD.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED) indebtedness owed to the Parent Company's senior lending group subject to the collateral trust arrangement, including affiliated companies, and holders of certain letters of credit, aggregated $2,395,700,000.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the dividends receivable and income taxes payable approximate fair value due to their relative short-term maturities. The fair values of the investments in affiliates and due to Parent Company are not practicable to estimate.

NOTE 7.  RELATED PARTY TRANSACTIONS

    The Company receives administrative support from the Parent Company at no charge to the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Neweol Investments Ltd.

    We have audited the consolidated balance sheets of Neweol Investments Ltd., as defined in Note 1 to the financial statements, as at December 31, 1997 and 1996 and the consolidated statements of operations and retained earnings and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Neweol Investments Ltd. as at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG
Chartered Accountants
Vancouver, Canada
March 24, 1998

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
ASSETS
Current assets
  Cash..................................................................................  $        181  $       83
  Installment contract receivables, net of allowances...................................        61,549      16,089
  Notes receivable from affiliate.......................................................            --      56,061
                                                                                          ------------  ----------
                                                                                                61,730      72,233

Long-term installment contract receivables, net of allowances...........................       143,420      36,761
Investments.............................................................................        13,358      47,927
Investment in affiliate.................................................................        47,441      32,595
Due from affiliates.....................................................................           387         914
Notes receivable from affiliate.........................................................     1,032,516     594,811
Notes receivable from Parent Company....................................................            --      78,633
Other assets............................................................................         1,244         843
                                                                                          ------------  ----------
                                                                                          $  1,300,096  $  864,717
                                                                                          ------------  ----------
                                                                                          ------------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..............................................  $      3,444  $    3,862
  Due to affiliates.....................................................................         7,868         309
  Notes payable to affiliates...........................................................            --       9,926
                                                                                          ------------  ----------
                                                                                                11,312      14,097

Notes payable...........................................................................         2,517          --
Due to Parent Company...................................................................         3,701     338,464
Minority interest and redeemable shares of subsidiary...................................        21,999     114,582
Redeemable preferred shares
  $1 Canadian par value, 500,000,000 shares authorized, nil shares issued and
    outstanding (1996 -- 77,200,000)....................................................            --      56,326

Shareholders' equity
  Capital stock, no par value, 1,000,000,000 shares authorized (1996 -- 1,000,000),
    264,839 shares issued and outstanding (1996 -- 80,401)..............................     1,177,787     281,512
  Retained earnings.....................................................................        82,660      54,163
  Foreign exchange adjustment...........................................................           120       5,573
                                                                                          ------------  ----------
                                                                                             1,260,567     341,248
                                                                                          ------------  ----------
                                                                                          $  1,300,096  $  864,717
                                                                                          ------------  ----------
                                                                                          ------------  ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 4, 7, 8, 12, 14 AND 15)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997       1996        1995
                                                                                 ----------  ---------  ----------
Revenue from affiliates
  Interest income..............................................................  $  106,529  $  60,382  $   34,236
  Other revenue................................................................         807      1,900       1,201
                                                                                 ----------  ---------  ----------
                                                                                    107,336     62,282      35,437
Expenses
  General and administrative...................................................       2,709      1,513       1,141
                                                                                 ----------  ---------  ----------
Earnings before income tax expense and undernoted items........................     104,627     60,769      34,296
Current income tax expense.....................................................       6,070      6,633       5,627
                                                                                 ----------  ---------  ----------
                                                                                     98,557     54,136      28,669
Equity in earnings (losses) of associated companies............................      (9,129)     1,650     (19,351)
Minority interest..............................................................      (5,202)    (6,366)     (1,112)
                                                                                 ----------  ---------  ----------
Net earnings...................................................................  $   84,226  $  49,420  $    8,206
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

Retained earnings, beginning of year...........................................  $   54,163  $  10,415  $    6,484
Net earnings...................................................................      84,226     49,420       8,206
Dividends on common shares.....................................................     (53,669)        --          --
Dividends on redeemable preferred shares.......................................      (2,060)    (5,672)     (4,275)
                                                                                 ----------  ---------  ----------
Retained earnings, end of year.................................................  $   82,660  $  54,163  $   10,415
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)

Operations
  Net earnings.............................................................  $    84,226  $    49,420  $     8,206
  Items not affecting cash
    Minority interest......................................................        5,202        6,366        1,112
    Equity in losses (earnings) of associated companies....................        9,129       (1,650)      19,351
  Net changes in other non-cash balances...................................       (5,614)       9,280        6,746
                                                                             -----------  -----------  -----------
                                                                                  92,943       63,416       35,415
                                                                             -----------  -----------  -----------
Investing
  Loans to affiliate.......................................................     (474,853)    (251,171)    (216,886)
  Repayments of notes receivable from affiliate............................      142,763       36,091       18,182
  Purchase of accounts receivable from affiliate...........................     (177,748)     (57,483)          --
  Investments..............................................................       (9,732)      (2,212)          --
  Investment in affiliate..................................................      (24,473)          --       (8,000)
                                                                             -----------  -----------  -----------
                                                                                (544,043)    (274,775)    (206,704)
                                                                             -----------  -----------  -----------
Financing
  Capital contributions from Parent Company................................      431,805       40,792           --
  Advances from Parent Company.............................................       16,267      190,130      180,916
  Repayment of advances from Parent Company................................           --      (19,673)          --
  Increase in minority interest............................................        3,126           --           --
  Redemption of minority interest..........................................           --           --       (9,659)
                                                                             -----------  -----------  -----------
                                                                                 451,198      211,249      171,257
                                                                             -----------  -----------  -----------
Increase in cash and cash equivalents during the year......................           98         (110)         (32)
Cash, beginning of year....................................................           83          193          225
                                                                             -----------  -----------  -----------
Cash, end of year..........................................................  $       181  $        83  $       193
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Neweol Investments Ltd. ("Neweol") was incorporated on November 6, 1992 under the federal laws of Canada and continued on June 3, 1993 under the laws of the Province of British Columbia as a wholly owned subsidiary of The Loewen Group Inc. ("Parent Company"). The principal activities of Neweol are to provide financing to other subsidiaries of the Parent Company ("affiliates") and to hold investments in associated companies.

    The consolidated financial statements have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements require the use of management estimates. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements exclude certain subsidiaries of Neweol which were transferred to an affiliate in a reorganization that was effective July 19 and August 13, 1996 and accordingly are not intended to be a complete presentation of the historical consolidated financial position, results of operations, and cash flows of Neweol. To the extent that Neweol's interests in those subsidiaries were not transferred as a result of the reorganization, such interests are reflected in the accompanying financial statements.

    These consolidated financial statements include the following principal subsidiaries: Loewen Luxembourg (No. 1) S.A., Loewen Finance (Wyoming), LLC ("LFW"), Eagle Financial Associates, LLC ("Eagle"), and Neweol Delaware, LLC (collectively, the "Company"). All subsidiaries are wholly owned at December 31, 1997, except for a 15% minority interest in Eagle held by the Parent Company and redeemable shares of a subsidiary which are held by an affiliate.

    All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    On May 19, 1997, LFW, the Company's 85% owned subsidiary, was merged into a newly formed subsidiary of the Company, Loewen Finance Delaware, LLC ("LFD"). On May 20, 1997, the Company acquired the Parent Company's 15% minority interest in LFD in exchange for common shares. This transaction was recorded at $100,911,000, the carrying value of the minority interest on the date of transfer. On May 21, 1997, LFD was merged into a subsidiary of the Company.

    On May 21, 1997, a subsidiary acquired a 100% interest in an affiliate, Neweol Finance B.V. ("NFBV"), in exchange for 40 redeemable shares with a redemption value of $9,433,000. NFBV's principal assets were preferred shares of an affiliate and an investment in a partnership. This transaction constitutes a reorganization of entities under the common control of the Parent Company and, accordingly, has been reflected in the accompanying financial statements in a manner similar to a pooling of interests. All earnings of NFBV prior to May 21, 1997 inured to the benefit of the redeemable shareholder and are

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reflected as minority interest. Accordingly, there was no effect on the Company's net earnings. Consequently, the Company's financial statements have been restated to reflect the operations of NFBV prior to May 21, 1997 as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Revenue:
  The Company's results prior to restatement....................................  $  107,259  $  62,098  $  34,330
  NFBV..........................................................................          77        184      1,107
                                                                                  ----------  ---------  ---------
  The Company, as restated......................................................  $  107,336  $  62,282  $  35,437
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

Minority interest...............................................................  $       60  $     130  $     548

    Neweol has no operations independent of those carried on by its subsidiaries. Neweol is dependent on future remittances from its subsidiaries or capital contributions from its Parent company to satisfy its obligations, all of which are to affiliates.

INVESTMENTS

    The Company initially records investments acquired from third parties at cost and investments acquired from entities under common control at the transferor's carrying value. The Company follows the equity method of accounting for investments where it has significant influence over the investee.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company receives administrative support from the Parent Company at no charge to the Company. Direct costs of the Company's operations are recorded as expenses.

OTHER ASSETS

    Other assets consists primarily of organization costs which are amortized over their useful lives of eighteen months to five years.

ACCOUNTING FOR INCOME TAXES

    The Company follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY

    The assets and liabilities denominated in foreign currencies have been translated into United States dollars at the rates of exchange at the balance sheet dates, and revenues and expenses are translated at the average rates of exchange for the periods of operation.

    Exchange gains and losses arising from foreign currency transactions are included in income in the current year. Unrealized gains and losses arising from the translation are classified as "Foreign exchange adjustment" within shareholders' equity.

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATE

                                                                                              1997         1996
                                                                                          ------------  ----------
Current
  Secured revolving credit agreement at 11.5%...........................................            --      56,061
                                                                                          ------------  ----------
                                                                                          ------------  ----------

Long-term
  Unsecured revolving credit agreement due in 1999......................................  $      9,557  $    1,092
  Unsecured revolving credit agreement due in 1999......................................        45,233       3,679
  Secured revolving credit agreements due in 2002.......................................        87,821          --
  Secured term credit agreement due in 1999.............................................       206,000     206,000
  Secured term credit agreement due in 2000.............................................       199,650     199,650
  Secured term credit agreement due in 2001.............................................       184,390     184,390
  Secured term credit agreement due in 2002.............................................       299,865          --
                                                                                          ------------  ----------
                                                                                          $  1,032,516  $  594,811
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    All the Company's notes receivable are due from Loewen Group International, Inc. ("LGII") (see note 4).

    The first unsecured revolving credit agreement due in 1999 bears interest at the prime commercial interest rate charged by the 30 largest banks in the United States plus 2% (10.5% at December 31, 1997 and 10.25% at December 31, 1996). The second unsecured revolving credit agreement due in 1999 bears interest at 5.36% plus the U.S. Treasury rate adjusted to a constant maturity corresponding to the repayment date. The secured revolving credit agreements due in 2002 bear interest at a floating rate based on U.S. Treasury rates adjusted to a constant maturity of three months plus 5% (9.93% at December 31, 1997). The secured term credit agreements bear interest at a fixed rate of 11.5% per annum. The maximum credit available under the unsecured revolving credit agreements and the secured revolving credit agreements is $315,000,000 and $300,000,000 respectively.

    The secured revolving and term credit agreements are secured under a collateral trust arrangement pursuant to which senior lenders to the Parent Company and LGII would share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by the Parent Company of substantially all of its subsidiaries (including the Company), and

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATE (CONTINUED)
(ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness.

NOTE 3.  INVESTMENTS

    Effective March 27, 1997, Neweol transferred its shares of a subsidiary which owned the investment in Arbor Memorial Services Inc. ("Arbor") to an affiliated company, in exchange for $53,669,000 of redeemable preferred shares. At the time of the transfer the Company held 713,825 Class A voting shares of Arbor representing 28.3% and 2,154,352 Class B non-voting shares representing 27.5%. This investment had been accounted for by the equity method and had a carrying value of $39,646,000 at the time of transfer. The Company's equity in the earnings of Arbor amounted to $396,000 for the period January 1 - March 27, 1997 (1996 -- $1,879,000, 1995 -- $1,391,000). Arbor is a Canadian funeral services company. The excess of the value of preferred shares received over the carrying value of the subsidiary was recorded as capital contribution.

    On November 15, 1994, a subsidiary of the Company made an investment of $99,600 representing a 24.9% interest in a partnership. The investment is carried at the equity method. The partnership's profits were $411,000 for the year ended December 31, 1997 (1996 -- $373,000). The partnership's principal assets are credit card receivables. At December 31, 1997, the partnership had assets of $161,159,000 and liabilities of $159,604,000 (1996 -- $149,516,000 and
$148,372,000, respectively). The Company has recorded equity income from this investment of approximately $102,000 for the year ended December 31, 1997
(1996 -- $93,000, 1995 -- $93,000).

    On November 14, 1997, 80 preferred shares of an affiliate were redeemed at their carrying value of $8,000,000 in exchange for a note receivable.

    On December 3, 1997, the Company acquired for approximately $13,000,000 a 100% interest in a funeral home business, which was subsequently sold to an affiliate.

NOTE 4.  INVESTMENT IN AFFILIATE

    On July 13, 1995, the Company acquired a 15% interest in LGII from the Parent Company. LGII serves as the holding company for the Parent Company's United States funeral, cemetery and insurance operations. The Company follows the equity method of accounting for this investment because it has significant influence over LGII as a result of its affiliate relationship and related party transactions. The total investment in LGII at December 31, 1997 was $47,441,000 (1996 -- $32,595,000).

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 4.  INVESTMENT IN AFFILIATE (CONTINUED)
    Summarized financial data for LGII on a U.S. GAAP basis are presented as follows:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Income statement information:
  Revenue...............................................................  $  1,036,882  $    840,103  $    540,825
  Net earnings (loss)...................................................       (64,735)       (4,547)     (126,325)

Balance sheet information:
  Current assets........................................................  $    304,108  $    223,388  $    184,289
  Non-current assets....................................................     4,138,197     3,107,273     1,915,670
                                                                          ------------  ------------  ------------
  Total assets..........................................................     4,442,305     3,330,661     2,099,959

  Current liabilities...................................................       225,770       156,290       221,555
  Non-current liabilities...............................................     3,898,495     2,981,124     1,856,611
                                                                          ------------  ------------  ------------
  Total liabilities.....................................................     4,124,265     3,137,414     2,078,166

  Shareholders' equity..................................................       318,040       193,247        21,793

The Company's equity in the loss of LGII................................  $      9,627  $        321  $     20,835

LGII is subject to material contingencies, as disclosed below:

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as coexecutor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane currently are executive officers of the Parent Company and LGII.

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

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 4.  INVESTMENT IN AFFILIATE (CONTINUED)
    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

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

    LGII has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the LGII's consolidated financial statements.

ROJAS ET AL.

    On February 27, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against the Parent Company, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Parent Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Parent Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. In addition, the Parent Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Parent Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Parent Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or LGII's consolidated financial statements.

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V.SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 4.  INVESTMENT IN AFFILIATE (CONTINUED)
S.I. Acquisition Associates, L.P. ("S.I."). The Parent Company acquired the assets but not the stock of S.I. in March 1996.

    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Parent Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Parent Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Parent Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The Duffy complaint was filed by the same lawyers who filed the complaint in the Feldheim case, and is a virtually identical copy of the Feldheim complaint. The Duffy case is pending in the trial court and, as of the date hereof, no discovery has taken place.

    The Feldheim and Duffy plaintiffs allegedly hold or held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. The plaintiffs allege that (i) the defendants failed to provide the funeral services purchased with the policies by, among other things, offering a casket of inferior quality upon presentation of a policy, and (ii) in connection with the sale of the insurance policy, the insurance companies negligently or fraudulently represented and interpreted the scope and terms of the policies and omitted to provide material information regarding the policy benefits and limitations. Plaintiffs also allege unfair trade practices in violation of Louisiana's trade practices law.

    Plaintiffs petitions seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal was completed in December 1997 and oral argument was held on January 15, 1998, but a decision has not yet been rendered. As of the date hereof, no discovery has taken place.

    LGII has determined that it is not possible to predict the final outcome of these legal proceedings, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the LGII's consolidated financial statements.

OTHER

    LGII is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the LGII's financial position, results of operation or liquidity.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 5.  MINORITY INTEREST AND REDEEMABLE SHARES OF SUBSIDIARY

    A subsidiary of the Company has issued 40 Class B Ordinary non-voting redeemable shares ("Class B shares") to an affiliate. The Class B shares are redeemable on demand at their carrying amount of $9,433,000. The Class B shares have no right to earnings of the subsidiary, in excess of the redemption amount, in the ordinary course or in connection with the winding up of the Company, unless such dividend or other distribution shall be specifically resolved and declared payable to the Class B shareholders.

NOTE 6.  INCOME TAXES

    All income tax expense represent income taxes payable outside Canada. Income tax differed from amounts computed by applying Canadian federal and provincial income tax rates of 45.5% on earnings before income taxes and undernoted items as a result of the following:

                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Expected income tax expense....................................................  $   47,605  $   27,649  $  15,605
Foreign income taxed at lower rates............................................     (41,535)    (21,016)    (9,978)
                                                                                 ----------  ----------  ---------
                                                                                 $    6,070  $    6,633  $   5,627
                                                                                 ----------  ----------  ---------

    During 1997, the Company paid $7,166,000 of income taxes
(1996 -- $12,650,000; 1995 -- $1,201,000). The Company has not recognized a deferred tax liability in connection with undistributed earnings of foreign subsidiaries and foreign equity investees that are essentially permanent in duration. Substantially all the Company's retained earnings represent such undistributed earnings.

NOTE 7.  NOTES PAYABLE TO AFFILIATES AND DUE TO PARENT COMPANY

    On May 14, 1997, the Company issued 14,404 common shares to the Parent Company in exchange for notes payable to affiliates.

    The amount due to the Parent Company has no designated repayment terms however, the Parent Company has agreed not to demand payment prior to June 30, 1999. The notes payable to affiliates and due to Parent Company are denominated in Canadian dollars and are non-interest bearing.

NOTE 8.  NOTES PAYABLE

    Notes payable bear interest at 8.5%. Maturities of long-term debt are as follows:

YEAR
-----------------------------------------------------------------
2000.............................................................  $   1,686
2003.............................................................        831
                                                                   ---------
                                                                   $   2,517
                                                                   ---------
                                                                   ---------

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 9.  SHAREHOLDERS' EQUITY

    (a) CAPITAL STOCK AUTHORIZED

    1,000,000,000 (1996 -- 1,000,000) Common shares without par value.

    500,000,000 (1996 -- 500,000,000) non-voting, non-cumulative, redeemable and retractable Preferred share with par value of $1 Canadian.

    On June 5, 1997, the authorized capital of the Company was increased to 1,000,000,000 common shares without par value.

    (b) CAPITAL STOCK ISSUED AND OUTSTANDING

                                                                                         NUMBER OF      CAPITAL
                                                                                          SHARES         STOCK
                                                                                       -------------  ------------
Common shares and additional paid-in capital:
Outstanding December 31, 1994........................................................            301  $     88,177
  Issued during the year.............................................................        100,100       181,536
  Repurchased by Company for cancellation in exchange for redeemable preferred
    shares...........................................................................        (20,000)      (55,174)
                                                                                       -------------  ------------
Outstanding December 31, 1995........................................................         80,401       214,539
  Contributed by Parent Company......................................................             --        66,973
                                                                                       -------------  ------------
Outstanding December 31, 1996........................................................         80,401       281,512
  Issued during the year.............................................................        184,438       872,889
  Contributed on transfer of investment..............................................             --        23,386
                                                                                       -------------  ------------
Outstanding December 31, 1997........................................................        264,839  $  1,177,787
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    On May 14, 1997, the Parent Company agreed to offset the notes receivable from the Parent Company against the Company's indebtedness to the Parent Company. The Company then issued 56,158 common shares to the Parent Company in consideration of the mutual satisfaction of the net indebtedness to the Parent Company of $340,173,000. In addition, 77,200,000 preferred shares were redeemed for their par value of $1 Canadian per share. There were no declared and unpaid dividends outstanding. Non-interest bearing promissory notes were issued as consideration upon the redemption of the preferred shares, the notes were subsequently exchanged for common shares.

    (c) RETAINED EARNINGS

    Substantially all the Company's retained earnings represents undistributed earnings of foreign subsidiaries.

    (d) FOREIGN EXCHANGE ADJUSTMENT

    During the year, the Parent Company contributed Canadian dollar denominated intercompany balances and assumed Canadian dollar notes payable of the Company. These transactions were recorded

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 9.  SHAREHOLDERS' EQUITY (CONTINUED)
as capital contributions at their historical exchange rates, resulting in an elimination of the prior year's foreign exchange adjustment. The ending foreign exchange adjustment arose due to changes in the exchange rate applicable to the Canadian dollar amount due to Parent Company between the dates of borrowing and the balance sheet date.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, receivables from and payables to affiliates, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

    It is not practicable to determine the fair value of notes receivable from or payable to affiliates, notes receivable from Parent Company, investment in affiliate, due to Parent Company, or redeemable preferred shares due to their related party nature.

    It is not practicable to estimate the fair value of long-term installment contract receivables, which comprise installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

NOTE 11.  INSTALLMENT CONTRACT RECEIVABLES

    On March 27, and December 31, 1997, the Company purchased cemetery installment contract receivables from affiliates for approximately $18,985,000 and $166,194,000 (1996 -- $57,483,000) respectively. The Company has recorded the purchase at the gross amount of the installment contract receivables net of the allowance for doubtful accounts, unearned finance income and purchase discount. Unearned finance income at December 31, 1997, includes approximately $7,700,000 of imputed interest. At December 31, 1997, the total unearned finance income is approximately $40,790,000 (1996 -- $12,185,000) and the total unamortized purchase discount is approximately $23,211,000 (1996 -- $4,891,000). At December 31, 1997, the allowance for contract cancellation doubtful accounts is approximately $24,629,000 (1996 -- $4,500,000). The purchase discount and unearned finance income are recognized as interest income in earnings over the collection period of the contract receivables. During 1997, the Company has recognized interest income of $4,409,000 (1996 -- $955,000) related to purchased receivables.

    The Company has entered into management and receivables servicing agreements with affiliates, whereby the affiliates perform specified collection services on the receivables for management and servicing fees ranging from 108.2% to 109.8% of their cost of servicing the receivables.

    Proceeds received from the collection of the 1996 installment contract receivables are, from time to time, advanced to LGII pursuant to a Revolving Credit Facility entered into on August 1, 1996. Revolving credit loans may be made up to a maximum of $300,000,000 and bear interest at 5.36% plus the U.S. Treasury rate adjusted to a constant maturity corresponding to the repayment date. Amounts outstanding under the Revolving Credit Facility are due on demand or December 31, 1999. As at December 31, 1997, the Company has advanced $45,233,000 (1996 -- $3,679,000) to LGII pursuant to the Facility.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 13.  NON-CASH TRANSACTIONS

    The Company entered into the following non-cash transactions:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997       1996        1995
                                                                                 ----------  ---------  ----------

Receipt of note receivable from affiliate upon redemption of 80 preferred
  shares of affiliate held as an investment....................................  $    8,000  $      --  $       --

Issuance of 21,346 common shares upon acquisition of minority interest in LFD
  from Parent Company..........................................................     100,911         --          --

Sale of subsidiary in exchange for redeemable preferred shares of affiliate, the subsequent redemption of the preferred shares for a note receivable, and
  distribution of the note receivable to Parent Company........................      53,669         --          --

Increase in amounts due to Parent Company for payments made by Parent Company
  on the Company's behalf, including $722,000 of acquisition costs.............       3,599         --          --

Dividends declared on preferred shares and settled by issuance of notes payable
  to affiliate.................................................................       2,060      5,672       4,275

Issuance of notes payable upon redemption of redeemable preferred shares.......      55,174         --          --

Reduction of amount due to Parent Company and assumption of liabilities by
  Parent Company, net of notes receivable from Parent Company and unrealized
  foreign exchange gain thereon upon issuance of common shares.................     340,173         --     154,334

Increase in receivables advanced to affiliate resulting from collections and
  repurchases of installment contract receivables..............................      41,554      3,679          --

Increase in investment in affiliate funded by contribution from Parent
  Company......................................................................          --     26,181      27,202

Sale of 13% interest in units of LFW in exchange for notes receivable from
  Parent Company...............................................................          --     78,633          --

Investments in Arbor shares, funded by an increase in due to Parent Company....          --         --       7,338

Issuance of 77,200,000 preferred shares and cancellation of 20,000 common
  shares.......................................................................          --         --      55,174

Application of notes receivable and other transactions reducing the balance due
  to Parent Company............................................................          --         --      23,619

Issuance of notes payable as consideration in an acquisition...................       2,517         --          --

Increase in due to affiliate for purchase of accounts receivable from
  affiliate....................................................................       7,431         --          --

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS,
                            EXCEPT NUMBER OF SHARES

NOTE 14.  COMMITMENTS AND CONTINGENCIES

    The shares held by the Company are pledged under a collateral trust arrangement whereby the senior lenders of the Parent Company and an affiliate under common control would share certain collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness. At December 31, 1997, the indebtedness owed to the Parent Company's senior lending group subject to the collateral trust arrangement, including holders of certain letters of credit and excluding debt owed to affiliated companies aggregated $1,641,000,000.

NOTE 15.  SUBSEQUENT EVENTS

    Effective March 10, 1998 the Company acquired the Parent Company's 15% interest in Eagle Financial Associates, LLC ("Eagle"), which is recorded as minority interest in the accompanying financial statements, in exchange for 2,867 common shares of the Company. The carrying value of the Eagle minority interest at December 31, 1997 is approximately $13,000,000.

    Effective March 11, 1998, the Company sold a subsidiary, which holds an investment valued at $13,000,000 to an affiliate in exchange for common shares. The Company did not recognize a gain or loss on the sale.

NOTE 16.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                         LOEWEN LUXEMBOURG (NO. 1) S.A.
                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Loewen Luxembourg (No. 1) S.A.

    We have audited the consolidated balance sheets of Loewen Luxembourg (No. 1) S.A., as defined in Note 1 to the financial statements, as at December 31, 1997 and 1996 and the consolidated statements of operations and retained earnings and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Loewen Luxembourg (No. 1) S.A. as at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in the United States.

Luxembourg, March 20, 1998            KPMG Audit
                                      Reviseurs d'Entreprises
                                      /s/ D.G. Robertson             /s/ V.
                                      Dogs

                         LOEWEN LUXEMBOURG (NO. 1) S.A.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
ASSETS
Current assets
  Cash..................................................................................  $        119  $       72
  Notes receivable from affiliate.......................................................       142,763      56,061
                                                                                          ------------  ----------
                                                                                               142,882      56,133

Notes receivable from affiliate.........................................................       987,283     591,132
Due from affiliated company.............................................................            39         878
Investments.............................................................................           387       8,285
Other assets............................................................................           579           5
                                                                                          ------------  ----------
                                                                                          $  1,131,170  $  656,433
                                                                                          ------------  ----------
                                                                                          ------------  ----------

LIABILITIES and SHAREHOLDER EQUITY
Current liabilities
  Accounts payable and accrued liabilities..............................................  $      2,888  $    4,051

Redeemable shares of subsidiary.........................................................         9,433       9,373

Shareholder equity
  Capital stock, $285 par value, 155 shares authorized, issued and outstanding
    (1996 -- 10)........................................................................            44           3
  Additional paid-in capital............................................................       974,692     589,737
  Retained earnings.....................................................................       144,113      53,269
                                                                                          ------------  ----------
                                                                                             1,118,849     643,009
                                                                                          ------------  ----------
                                                                                          $  1,131,170  $  656,433
                                                                                          ------------  ----------
                                                                                          ------------  ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 8 AND 9)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 1) S.A.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Revenue from affiliates
  Interest on notes receivable from affiliates.................................  $   96,265  $   59,354  $  34,065
  Financial and other services.................................................         807       1,900      1,372
                                                                                 ----------  ----------  ---------
                                                                                     97,072      61,254     35,437
Expenses
  General and administrative...................................................       1,445       1,250      1,036
                                                                                 ----------  ----------  ---------
Earnings before income tax expense and minority interest.......................      95,627      60,004     34,401
Income tax expense.............................................................       4,723       6,605      5,627
                                                                                 ----------  ----------  ---------
                                                                                     90,904      53,399     28,774
Minority interest..............................................................          60         130        548
                                                                                 ----------  ----------  ---------
Net earnings...................................................................  $   90,844  $   53,269  $  28,226
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

Retained earnings, beginning of period.........................................  $   53,269  $   28,226  $   6,501
Net earnings...................................................................      90,844      53,269     28,226
Dividends......................................................................          --     (28,226)    (6,501)
                                                                                 ----------  ----------  ---------
Retained earnings, end of period...............................................  $  144,113  $   53,269  $  28,226
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 1) S.A.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)

Operations
  Net earnings.............................................................  $    90,844  $    53,269  $    28,226
  Items not affecting cash:
    Minority interest......................................................           60          130          548
  Net changes in other non-cash balances...................................        2,418       (2,724)       2,857
                                                                             -----------  -----------  -----------
                                                                                  93,322       50,675       31,631
                                                                             -----------  -----------  -----------
Investing
  Advances on notes receivable from affiliate..............................     (617,616)    (251,171)    (262,999)
  Repayments of notes receivable from affiliate............................      142,763       36,091       64,295
  Investment in affiliate..................................................           --           --       (8,000)
                                                                             -----------  -----------  -----------
                                                                                (474,853)    (215,080)    (206,704)
                                                                             -----------  -----------  -----------
Financing
  Issue of share capital...................................................      381,578      192,590      191,150
  Redemption of redeemable shares of subsidiary............................           --           --       (9,659)
  Dividends paid...........................................................           --      (28,226)      (6,501)
                                                                             -----------  -----------  -----------
                                                                                 381,578      164,364      174,990
                                                                             -----------  -----------  -----------
Increase (decrease) in cash during the period..............................           47          (41)         (83)
Cash, beginning of period..................................................           72          113          196
                                                                             -----------  -----------  -----------
Cash, end of period........................................................  $       119  $        72  $       113
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 1) S.A.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Loewen Luxembourg (No. 1) S.A. (the "Company") was incorporated on April 23, 1997 under the laws in the Grand-Duchy of Luxembourg as a wholly owned subsidiary of Neweol Investments Ltd. ("Parent Company") and a wholly owned indirect subsidiary of The Loewen Group Inc. ("TLGI"). The principal business activity of the Company is to provide financing to other subsidiaries of The Loewen Group Inc. ("affiliates").

    The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. The consolidated financial statements require the use of management estimates. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

    The accompanying financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission.

    The accounts of all subsidiary companies have been included in the consolidated financial statements. All subsidiaries are wholly owned at December 31, 1997, except for redeemable shares of a subsidiary, which are held by an affiliate and have been reflected in the financial statements as minority interest.

    On May 21, 1997, the Company acquired a 100% interest in Loewen Finance (Delaware) Limited Liability Company ("LFD") in exchange for 10 common shares of the Company. LFD's principal asset consisted of $596,021,000 of notes receivable due from an affiliate.

    On May 21, 1997, a subsidiary of the Company acquired a 100% interest in an affiliate, Neweol Finance B.V. ("NFBV"), in exchange for 40 redeemable shares with a redemption value of $9,433,000. NFBV's principal assets were preferred shares of an affiliate and an investment in a partnership. Earnings attributable to the redeemable shares have been reflected as minority interest.

    These transactions constitute a reorganization of entities under the common control of TLGI and, accordingly, have been reflected in the accompanying financial statements in a manner similar to a pooling of interests. Consequently, the historical results of LFD and NFBV prior to May 21, 1997, have been reflected in the Company's financial statements as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Revenue:
  LFD............................................................................  $  29,166  $  61,070  $  34,330
  NFBV...........................................................................         77        184      1,107
                                                                                   ---------  ---------  ---------
                                                                                   $  29,243  $  61,254  $  35,437
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Minority interest................................................................  $      60  $     130  $     548
Net earnings.....................................................................  $  26,351  $  53,269  $  28,226

    Investments over which the Company has significant influence are accounted for using the equity method.

                         LOEWEN LUXEMBOURG (NO. 1) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company receives administrative support from the Parent Company at no charge to the Company. Direct costs of the Company's operations are recorded as expenses.

FOREIGN CURRENCY TRANSLATION

    Transactions denominated in foreign currencies are translated into U.S. dollars at the rate of exchange in effect on the transaction dates, and monetary items are translated at the rate of exchange in effect at the balance sheet date. Exchange gains and losses are included in income in the current year.

OTHER ASSETS

    Other assets include organization costs and deferred finance costs, which are amortized over the estimated useful lives of one and one-half to five years.

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATES

                                                                                               1997        1996
                                                                                            ----------  ----------
Current
  Unsecured promissory notes at 7.25%, due July 31, 1998..................................  $  142,763  $       --
  Secured revolving credit agreement at 11.5%.............................................          --      56,061
                                                                                            ----------  ----------
                                                                                            $  142,763  $   56,061
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term
  Unsecured revolving credit agreement due in 1999........................................  $    9,557  $    1,092
  Secured revolving credit agreements due in 2002.........................................      87,821          --
  Secured term credit agreement due in 1999...............................................     206,000     206,000
  Secured term credit agreement due in 2000...............................................     199,650     199,650
  Secured term credit agreement due in 2001...............................................     184,390     184,390
  Secured term credit agreement due in 2002...............................................     299,865          --
                                                                                            ----------  ----------
                                                                                            $  987,283  $  591,132
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The current promissory notes at December 31, 1997 are from an affiliate whose principal assets are long-term cemetery installment contract receivables. The long-term notes receivable are from Loewen Group International, Inc. ("LGII"), an affiliate with funeral and cemetery operations in the United States.

    The unsecured revolving credit agreement due in 1999 bears interest at the prime commercial interest rate charged by the 30 largest banks in the United States plus 2% (10.5% at December 31, 1997 and 10.25% at December 31, 1996). The secured revolving credit agreements due in 2002 bear interest at a floating rate based on U.S. Treasury rates adjusted to a constant maturity of three months plus 5% (9.93% at December 31, 1997). The secured term credit agreements bear interest at a fixed rate of 11.5% per annum. The maximum credit available under the unsecured revolving credit agreement and the secured revolving credit agreements is $15,000,000 and $300,000,000, respectively.

                         LOEWEN LUXEMBOURG (NO. 1) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATES (CONTINUED)
    The secured revolving and term credit agreements are secured under a collateral trust arrangement pursuant to which senior lenders to TLGI and LGII would share certain collateral on a pari passu basis. The collateral includes
(i) a pledge for the benefit of the senior lenders of the shares of capital stock held by TLGI of substantially all of its subsidiaries (including the Company and its subsidiaries), and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness.

NOTE 3.  INVESTMENTS

    On November 15, 1994, a subsidiary of the Company made an investment of $99,600 representing a 24.9% interest in a partnership. The investment is carried at the equity method. The partnership's profits were $411,000 for the year ended December 31, 1997 (1996 -- $373,000). The partnership's principal asset is credit card receivables. At December 31, 1997, the partnership had assets of $161,159,000 and liabilities of $159,604,000 (1996 -- $149,516,000 and
$148,372,000, respectively). Equity income of approximately $102,000
(1996 -- $93,000; 1995 -- $93,000) has been netted into general and administrative expense.

    On November 14, 1997, 80 preferred shares of an affiliate were redeemed at their carrying value of $8,000,000 in exchange for a note receivable.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. It is not practicable to determine the fair value of notes receivable from affiliate.

NOTE 5.  REDEEMABLE SHARES OF SUBSIDIARY

    A subsidiary of the Company has issued 40 Class B Ordinary non-voting redeemable shares ("Class B shares") to an affiliate. The Class B shares are redeemable upon demand at their carrying amount of $9,433,000. The Class B shares have no right to earnings of the Company, in excess of the redemption value, in the ordinary course or in connection with the winding up of the Company, unless such dividend or other distribution shall be specifically resolved and declared payable to the Class B shareholders.

                         LOEWEN LUXEMBOURG (NO. 1) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 6.  CAPITAL STOCK

                                                                                                             ADDITIONAL
                                                                           NUMBER OF    CAPITAL STOCK, AT     PAID-IN
                                                                            SHARES             PAR            CAPITAL
                                                                         -------------  -----------------  --------------
Outstanding December 31, 1994..........................................           10        $       3        $  205,997
Capital contribution...................................................           --               --           191,150
                                                                                 ---              ---      --------------
Outstanding December 31, 1995..........................................           10                3           397,147
Capital contribution...................................................           --               --           192,590
                                                                                 ---              ---      --------------
Outstanding December 31, 1996..........................................           10                3           589,737
Issued for cash........................................................          145               41           381,537
Capital contribution for amounts paid by Parent on the Company's
  behalf...............................................................           --               --             3,418
                                                                                 ---              ---      --------------
Outstanding December 31, 1997..........................................          155        $      44        $  974,692
                                                                                 ---              ---      --------------
                                                                                 ---              ---      --------------

NOTE 7.  INCOME TAXES

    Substantially all the Company's income is earned outside of Luxembourg. Income tax differed from amounts computed by applying the Luxembourg income tax rate of 37% on earnings before income taxes and minority interest as a result of the following:

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Expected income tax expense...................................................  $   35,382  $   22,201  $   12,728
Foreign income taxed at lower rates...........................................     (30,659)    (15,596)     (7,101)
                                                                                ----------  ----------  ----------
                                                                                $    4,723  $    6,605  $    5,627
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

NOTE 8.  COMMITMENTS AND CONTINGENCIES

    The shares held by the Company are pledged under a collateral trust arrangement whereby the senior lenders of TLGI and an affiliate under common control would share certain collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness. At December 31, 1997, the indebtedness owed to TLGI's senior lending group subject to the collateral trust arrangement, including holders of certain letters of credit and excluding debt owed to affiliated companies aggregated $1,641,000,000.

NOTE 9.  SUBSEQUENT EVENTS

    On March 10, 1998, the Company acquired the Parent Company's 100% interest in Eagle Financial Associates, LLC ("Eagle") in exchange for common shares of the Company. The Company recorded Eagle's assets and liabilities at their carrying value of approximately $85,000,000. Eagle was subsequently merged into a subsidiary of the Company. Eagle's principal business activity was the purchase of cemetery long-term receivables from affiliates and the subsequent collection of such receivables. This transaction is a reorganization of entities under common control and will be accounted for in a manner similar to a pooling of interests.

                         LOEWEN LUXEMBOURG (NO. 1) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 9.  SUBSEQUENT EVENTS (CONTINUED)
    The following presents, on a pro forma basis, summary financial information for the Company, restated to give effect for the acquisition of Eagle:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Revenue: The Company............................................................  $   97,072  $  61,254  $  35,437
         Eagle..................................................................       9,907      1,051         --
                                                                                  ----------  ---------  ---------
                                                                                  $  106,979  $  62,305  $  35,437
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net earnings: The Company.......................................................  $   90,844  $  53,269  $  28,226
            Eagle...............................................................       7,948        729         (7)
                                                                                  ----------  ---------  ---------
                                                                                  $   98,792  $  53,998  $  28,219
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                         LOEWEN LUXEMBOURG (NO. 2) S.A.
                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Loewen Luxembourg (No. 2) S.A.

    We have audited the consolidated balance sheets of Loewen Luxembourg (No. 2) S.A., as defined in Note 1 to the financial statements, as at December 31, 1997 and 1996 and the consolidated statements of operations and retained earnings and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Loewen Luxembourg (No. 2) S.A. as at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in accordance with generally accepted accounting principles in the United States.

Luxembourg, March 20, 1998            KPMG Audit
                                      Reviseurs d'Entreprises
                                      /s/ D.G. Robertson             /s/ V.
                                      Dogs

                         LOEWEN LUXEMBOURG (NO. 2) S.A.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
ASSETS
Current assets
  Cash.......................................................................................  $      80  $      71
  Note receivable from affiliate.............................................................     80,000         --
                                                                                               ---------  ---------
                                                                                                  80,080         71

Notes receivable from affiliate..............................................................     12,367      1,092
Investments..................................................................................        387      8,285
Other assets.................................................................................        283          5
                                                                                               ---------  ---------
                                                                                               $  93,117  $   9,453
                                                                                               ---------  ---------
                                                                                               ---------  ---------
LIABILITIES and SHAREHOLDER EQUITY
Current liabilities
  Accounts payable and accrued liabilities...................................................  $     232  $      80

Redeemable shares of subsidiary..............................................................      9,433      9,373

Shareholder equity
Capital stock, $285 par value, 155 shares authorized, issued
  and outstanding (1996 -- nil)..............................................................         44         --
  Additional paid-in capital.................................................................     78,604         --
  Retained earnings..........................................................................      4,804         --
                                                                                               ---------  ---------
                                                                                                  83,452         --
                                                                                               ---------  ---------
                                                                                               $  93,117  $   9,453
                                                                                               ---------  ---------
                                                                                               ---------  ---------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 9)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 2) S.A.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                          FOR THE YEARS ENDED DECEMBER
                                                                                                       31,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
Revenue from affiliates
  Interest and other income from affiliates............................................  $   4,762  $     184  $   1,107

Expenses
  General and administrative...........................................................        118         32        309
                                                                                         ---------  ---------  ---------
Earnings before income tax expense and minority interest...............................      4,644        152        798
Income tax (benefit) expense...........................................................       (220)        22        250
                                                                                         ---------  ---------  ---------
                                                                                             4,864        130        548
Minority interest......................................................................         60        130        548
                                                                                         ---------  ---------  ---------
Net earnings...........................................................................  $   4,804  $      --  $      --
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

Retained earnings, beginning of period.................................................  $      --  $      --  $      --
Net earnings...........................................................................      4,804         --         --
                                                                                         ---------  ---------  ---------
Retained earnings, end of period.......................................................  $   4,804  $      --  $      --
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 2) S.A.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                   ---------------------------------
                                                                                      1997        1996       1995
                                                                                   -----------  ---------  ---------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings...................................................................  $     4,804  $      --  $      --
  Items not affecting cash:
    Minority interest............................................................           60        130        548
  Net changes in other non-cash balances.........................................         (228)      (712)    (1,126)
                                                                                   -----------  ---------  ---------
                                                                                         4,636       (582)      (578)
                                                                                   -----------  ---------  ---------

Investing
  Advances on notes receivable from affiliate....................................     (163,274)        --         --
  Repayments of notes receivable from affiliate and Parent.......................      158,606        540     18,182
  Investment in affiliate........................................................           --         --     (8,000)
                                                                                   -----------  ---------  ---------
                                                                                        (4,668)       540     10,182
                                                                                   -----------  ---------  ---------

Financing
  Issue of share capital.........................................................      381,578         --         --
  Redemption of redeemable shares of subsidiary..................................           --         --     (9,659)
  Return of capital to Parent....................................................     (381,537)        --         --
                                                                                   -----------  ---------  ---------
                                                                                            41         --     (9,659)
                                                                                   -----------  ---------  ---------
Increase (decrease) in cash during the period....................................            9        (42)       (55)
Cash, beginning of period........................................................           71        113        168
                                                                                   -----------  ---------  ---------
Cash, end of period..............................................................  $        80  $      71  $     113
                                                                                   -----------  ---------  ---------
                                                                                   -----------  ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LOEWEN LUXEMBOURG (NO. 2) S.A.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Loewen Luxembourg (No. 2) S.A. (the "Company") was incorporated on April 23, 1997 under the laws in the Grand-Duchy of Luxembourg as a wholly owned subsidiary of Loewen Luxembourg (No. 1) S.A. ("Parent Company") and a wholly owned indirect subsidiary of The Loewen Group Inc. ("TLGI"). The principal business activity of the Company is to provide financing to other subsidiaries of The Loewen Group Inc. ("affiliates").

    The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. The consolidated financial statements require the use of management estimates. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

    The accompanying financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission.

    The accounts of all subsidiary companies have been included in the consolidated financial statements. All subsidiaries are wholly owned at December 31, 1997, except for redeemable shares of a subsidiary, which are held by an affiliate and have been reflected in the financial statements as minority interest.

    On May 21, 1997, a subsidiary of the Company acquired a 100% interest in an affiliate Neweol Finance B.V. ("NFBV"), in exchange for 40 redeemable shares with a redemption value of $9,433,000. NFBV's principal assets were preferred shares of an affiliate and an investment in a partnership. This transaction constitutes a reorganization of entities under the common control of TLGI and, accordingly, has been reflected in the accompanying financial statements in a manner similar to a pooling of interests. Earnings attributable to the redeemable shares have been reflected as minority interest. Consequently, the Company's financial statements for the years ended December 31, 1996 and 1995 represent the operations of NFBV. The Company's statement of operations for the year ended December 31, 1997 includes revenue of $77,000 and minority interest expense of $60,000 representing NFBV's results of operations for the period January 1 through May 20, 1997.

    Investments over which the Company has significant influence are accounted for using the equity method.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company receives administrative support from the Company at no charge to the Company. Direct costs of the Company's operations are recorded as expenses.

FOREIGN CURRENCY TRANSLATION

    Transactions denominated in foreign currencies are translated into U.S. dollars at the rate of exchange in effect on the transaction dates, and monetary items are translated at the rate of exchange in effect at the balance sheet date. Exchange gains and losses are included in income in the current year.

                         LOEWEN LUXEMBOURG (NO. 2) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER ASSETS

    Other assets include organization costs and deferred finance costs, which are amortized over the estimated useful lives of one and one-half to five years.

NOTE 2.  NOTES RECEIVABLE FROM AFFILIATES

                                                                                                 1997       1996
                                                                                               ---------  ---------
Current
  Unsecured promissory note at 7.25%, due July 31, 1998......................................  $  80,000  $      --
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Long-term
  Unsecured revolving credit agreement due in 1999...........................................  $   9,557  $   1,092
  Secured revolving credit agreement due in 2002.............................................      2,810         --
                                                                                               ---------  ---------
                                                                                               $  12,367  $   1,092
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The current promissory note is from an affiliate whose principal assets include long-term cemetery installment contracts receivable. The long-term notes receivable are from Loewen Group International, Inc. ("LGII"), an affiliate with funeral and cemetery operations in the United States.

    The unsecured revolving credit agreement bears interest at the prime commercial interest rate charged by the 30 largest banks in the United States plus 2% (10.5% at December 31, 1997 and 10.25% at December 31, 1996). The secured revolving credit agreement bears interest at a floating rate based on U.S. Treasury rates adjusted to a constant maturity of three months plus 5% (9.93% at December 31, 1997). The maximum credit available under the unsecured revolving credit agreement and the secured revolving credit agreement is $15,000,000 and $100,000,000, respectively.

    The secured revolving credit agreement is secured under a collateral trust arrangement pursuant to which senior lenders to TLGI and LGII would share certain collateral on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by TLGI of substantially all of its subsidiaries (including the Company and its subsidiaries) and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral is held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness.

NOTE 3.  INVESTMENTS

    On November 15, 1994, a subsidiary of the Company made an investment of $99,600 representing a 24.9% interest in a partnership. The investment is carried at the equity method. The partnership's profits were $411,000 for the year ended December 31, 1997 (1996 -- $373,000). The partnership's principal asset is credit card receivables. At December 31, 1997, the partnership had assets of $161,159,000 and liabilities of $159,604,000 (1996 -- $149,516,000 and
$148,372,000, respectively). Equity income of approximately $102,000
(1996 -- $93,000; 1995 -- $93,000) has been netted into general and administrative expense.

                         LOEWEN LUXEMBOURG (NO. 2) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 3.  INVESTMENTS (CONTINUED)
    On November 14, 1997, 80 preferred shares of an affiliate were redeemed at their carrying value of $8,000,000 in exchange for a note receivable.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. It is not practicable to determine the fair value of notes receivable from affiliate.

NOTE 5.  REDEEMABLE SHARES OF SUBSIDIARY

    A subsidiary of the Company has issued 40 Class B Ordinary non-voting redeemable shares ("Class B shares") to an affiliate. The Class B shares are redeemable upon demand at their carrying amount of $9,433,000. The Class B shares have no right to earnings of the Company, in excess of the redemption value, in the ordinary course or in connection with the winding up of the Company, unless such dividend or other distribution shall be specifically resolved and declared payable to the Class B shareholders.

NOTE 6.  CAPITAL STOCK

                                                                                                             ADDITIONAL
                                                                            NUMBER       CAPITAL STOCK,       PAID-IN
                                                                           OF SHARES         AT PAR           CAPITAL
                                                                         -------------  -----------------  --------------
Outstanding December 31, 1996..........................................           --        $      --       $         --
Issued for cash........................................................          145               41            381,537
Issued in exchange for assets contributed by affiliate.................           10                3            674,625
Return of capital for cash.............................................           --               --           (381,537)
Return of capital by distributing asset to Parent......................           --               --           (596,021)
                                                                                 ---              ---      --------------
Outstanding December 31, 1997..........................................          155        $      44       $     78,604
                                                                                 ---              ---      --------------
                                                                                 ---              ---      --------------

NOTE 7.  INCOME TAXES

    Substantially all the Company's income is earned outside of Luxembourg. Income tax differed from amounts computed by applying the Luxembourg income tax rate of 37% on earnings before income taxes and minority interest as a result of the following:

                                                                                            1997       1996       1995
                                                                                          ---------  ---------  ---------
Expected income tax expense.............................................................  $   1,718  $      56  $     295
Foreign income taxed at lower rates.....................................................     (1,938)       (34)       (45)
                                                                                          ---------  ---------  ---------
                                                                                          $    (220) $      22  $     250
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

                         LOEWEN LUXEMBOURG (NO. 2) S.A.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                            EXCEPT NUMBER OF SHARES

NOTE 8.  OTHER RELATED PARTY TRANSACTIONS

    On May 21, 1997, a subsidiary of the Company acquired a 100% interest in Loewen Finance (Delaware) Limited Liability Company ("LFD") from Neweol Investments Ltd. ("Neweol") in exchange for a note payable of $596,021,000. Neweol subsequently contributed the note payable to the Company as additional paid-in capital. The assets and liabilities of LFD were recorded at the transferor's carrying value, and the Company recorded capital stock of $3 and additional paid-in capital of $78,604,000 for the difference between the net assets recorded and the note payable. On May 21, 1997, substantially all the net assets of LFD, amounting to $674,625,000, were distributed to the Parent Company, and the Company received a note receivable from the Parent Company of $78,604,000.

NOTE 9.  SUBSEQUENT EVENTS

    On March 10, 1998, the Company acquired Neweol's 100% interest in Eagle Financial Associates, LLC ("Eagle") in exchange for common shares of the Company. The Company recorded Eagle's assets and liabilities at their carrying value of approximately $85,000,000. Eagle was subsequently merged into a subsidiary of the Company. Eagle's principal business activity was the purchase of cemetery long-term receivables from affiliates and the subsequent collection of such receivables. This transaction is a reorganization of entities under common control and will be accounted for in a manner similar to a pooling of interests.

    The following presents, on a pro forma basis, summary financial information for the Company, as restated to give effect to the acquisition of Eagle:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Revenue: The Company................................................................  $   4,762  $     184  $   1,107
         Eagle......................................................................      9,907      1,051         --
                                                                                      ---------  ---------  ---------
                                                                                      $  14,669  $   1,235  $   1,107
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Net earnings: The Company...........................................................  $   4,804  $      --  $      --
           Eagle....................................................................      7,948        729         (7)
                                                                                      ---------  ---------  ---------
                                                                                      $  12,752  $     729  $      (7)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In accordance with General Instruction G(3), the information required by
Item 10 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) has been omitted and is incorporated by reference from the Registrant's definitive proxy statement and information circular relating to its 1998 annual general meeting of shareholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS

       THE LOEWEN GROUP INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

           Supplementary Data: Quarterly Financial data (unaudited)

       LOEWEN GROUP INTERNATIONAL, INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations and Retained Earnings (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

       TLGI MANAGEMENT CORP.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Changes in Financial Position for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

       4103 INVESTMENTS LTD.

           Report of Independent Accountants

           Balance Sheet as of December 31, 1997

           Statements of Operations and Retained Earnings for the Period from March 24 to December 31, 1997

           Notes to Financial Statements

       NEWEOL INVESTMENTS LTD. (SEE NOTE 1)

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

       LOEWEN LUXEMBOURG (NO. 1) S.A.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

       LOEWEN LUXEMBOURG (NO. 2) S.A.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

       Schedule II-Valuation and Qualifying Accounts

    (3) EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British
             Columbia Registrar of Companies (the "Registrar") on October 30, 1985(1)

   3.2     Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996(2)

   3.3     Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March
             30, 1988, April 21, 1988, May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994, December
             21, 1995 and February 7, 1996(1)

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1.1   Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re
             9.62% Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series
             D Notes"), as amended on June 10, 1994(1)

   4.1.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes(3)

   4.2     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(1)

   4.3.1   Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February
             25, 2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994(1)

   4.3.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of
             America, re Series E Notes(3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management
             Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP
             Banks ("MEIP Agent")(1)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996(4)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997(4)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997

   4.6     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent(1)

   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate
             Debentures due July 1, 2001 issued by LGII, dated June 15, 1994(1)

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
             Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(5)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994(5)

   4.12    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment
             Partners I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V.,
             Adinvest A.G., and Wachovia Bank of Georgia, N.A.(1)

   4.13    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Senior Guaranteed Notes of LGII(6)

   4.14    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.15    Form of Global Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.16    Form of Physical Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.17    Form of Global Series 1 and 2 Exchange Note of LGII(3)

   4.18    Form of Physical Series 1 and 2 Exchange Note of LGII(3)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   4.19    Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders,
             Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent

   4.20    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee, Loewen, LGII and various other pledgers(3)

   4.21.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between
             Loewen and Royal Bank of Canada(8)

   4.21.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among
             Loewen, LGII and Royal Bank of Canada(8)

   4.22    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(8)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.24    Form of Global Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.25    Form of Physical Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.26    Form of Global Series 3 and 4 Exchange Note of LGII(9)

   4.27    Form of Physical Series 3 and 4 Exchange Note of LGII(9)

   4.28    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and
             The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes(14)

   4.29    Form of Series 5 Guaranteed Note of LGII(14)

   4.30    Form of Senior Guarantee of Loewen's Series 5 Note(14)

   4.31    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed
             Notes due 2009(14)

   4.32    Form of Global Senior Guaranteed Note due 2009 of LGII(14)

   4.33    Form of Physical Senior Guaranteed Note due 2009 of LGII(14)

   4.34    Form of Senior Guarantee of LGII's Senior Guaranteed Notes due 2009(14)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National
             Bank, as trustee(7)

   4.37    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding
             Corporation and LGII(10)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible
             First Preferred Shares, Series C, of Loewen ("Series C Shares")(6)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(6)

  10.4     Settlement Agreement, dated as of February 1, 1996, by and between Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf National Life Insurance Company and
             affiliated entities(6)

  10.5     Shareholders' Agreement, dated as of February 9, 1996, by and between Loewen, LGII, J.J.
             O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein(6)

  10.6     Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on March 19, 1996, by and between Provident American Corporation, Provident Indemnity
             Life Insurance Company, Loewen and LGII(6)

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the Initial Purchasers named therein(6)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC,
             Inc. and S.I. Acquisition Associates, L.P.(6)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana
             Holdings, Inc. and S.I. Acquisition Associates, L.P.(6)

  10.10    Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International

 *10.11    Form of Indemnification Agreement with Outside Directors(11)

 *10.12    Form of Indemnification Agreement with Officers(11)

 *10.13    Form of Loewen Severance Agreement(11)

 *10.14    Loewen Severance Pay Plan(11)

 *10.15    1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.16    Form of Executive Agreement executed by participants in the MEIP(5)

 *10.17    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997

 *10.18    Employee Stock Option Plan (United States), as restated and amended as at March 11, 1998

 *10.19    Employee Stock Option Plan (Canada), as restated and amended as at August 15, 1997

 *10.20    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp(1)

 *10.21    Employment Agreement, dated March 6, 1990, by and between Loewen and Peter S. Hyndman(1)

 *10.22    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between
             LGII and Albert S. Lineberry, Sr.(1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 *10.23    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes(1)

 *10.24    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.25    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler(5)

 *10.26    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence
             Miller(1)

 *10.27.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane
             ("Shane Employment Agreement")(1)

 *10.27.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and William R. Shane

 *10.28    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne(5)

 *10.29    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and
             Douglas J. McKinnon(5)

 *10.30    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and
             Robert O. Wienke(5)

 *10.31    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott

 *10.32    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon

 *10.33    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon

 *10.34    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  12       STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

  12.1     Statement re Computation of Earnings to Fix Charges Ratio (Canadian GAAP)

  12.2     Statement re Computation of Earnings to Fix Charges Ratio (U.S. GAAP)

  21       SUBSIDIARIES OF LOEWEN

  23       CONSENTS OF EXPERTS

  23.1     Consent of KPMG

  23.2     Consent of KPMG Audit

  24       POWERS OF ATTORNEY (included in the signature pages to this report)

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(12)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
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

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P.
             ("Blackstone Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII
             and RHI Management Direct, L.P. ("RHI")(13)

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

 (3) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended (File No. 333-03135)

 (4) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (5) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (6) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (7) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File No. 333-23747)

 (8) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(11) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 30, 1996 (File No. 0-18429)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(14) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 0-18429)

    (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K were filed by Loewen during the last quarter of fiscal 1997:

FILING DATE                     ITEM NUMBER               DESCRIPTION
------------------------------  ------------------------  ---------------------------------------------
October 6, 1997 (dated October      Item 5. Other Events  Press release announcing the expansion of
2, 1997)                                                  Loewen's bank credit facility to U.S. $1
                                                          billion and the completion of two debt
                                                          financings, one in Canada for Cdn. $200
                                                          million and another in the United States for
                                                          U.S. $300 million

November 6, 1997 (dated             Item 5. Other Events  Press release announcing the appointment of
November 5, 1997)                                         two senior executives and the establishment
                                                          of an Executive Committee

November 12, 1997 (dated            Item 5. Other Events  Press release announcing third quarter
November 6, 1997)                                         financial results

November 18, 1997 (dated            Item 5. Other Events  Press release announcing the sale of Loewen's
November 17, 1997)                                        minority interest in Arbor Memorial Services
                                                          Inc.

November 18, 1997 (dated            Item 5. Other Events  Press release announcing Raymond L. Loewen's
November 17, 1997)                                        increase in share ownership

December 9, 1997 (dated             Item 5. Other Events  Press release announcing cash dividends on
December 8, 1997)                                         Common and Preferrred Shares

December 12, 1997 (dated            Item 5. Other Events  Press release announcing Raymond L. Loewen's
December 10, 1997)                                        increase in share ownership

    (d) Financial Statements of LGII, TLGI Management Corp., 4103 Investments Ltd., Neweol Investments Ltd., Loewen Luxembourg (No. 1) S.A. and Loewen Luxembourg (No. 2) S.A. are included in this Annual Report on Form 10-K because the outstanding shares of each of such companies constitute a "substantial portion" of the collateral (within the meaning of Securities and Exchange Commission Rule 3-10 under Regulation S-X) that secures the Series 1 through 4 Notes that were issued by LGII and guaranteed by Loewen.

                             THE LOEWEN GROUP INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1997

                             (IN THOUSANDS OF US $)

                                               BALANCE AT   CHARGED TO   CHARGED TO
                                                BEGINNING    COSTS AND      OTHER                     BALANCE AT
DESCRIPTION                                     OF PERIOD    EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)  END OF PERIOD
---------------------------------------------  -----------  -----------  -----------  -------------  -------------
Current -- Allowance for contract
  cancellations and doubtful accounts

Year ended December 31, 1997.................      27,717       32,350        2,802       (30,000)        32,869
Year ended December 31, 1996.................      19,666       16,427        9,468       (17,844)        27,717
Year ended December 31, 1995.................      12,733        7,952        3,855        (4,874)        19,666

Due after one year -- Allowance for contract cancellations and doubtful accounts

Year ended December 31, 1997.................      19,848       26,042        2,372       (23,009)        25,253
Year ended December 31, 1996.................      10,861       18,323       10,564       (19,900)        19,848
Year ended December 31, 1995.................       5,673        7,139        2,450        (4,401)        10,861

------------------------------

(1) Primarily the opening balance for acquired companies

(2) Uncollected receivables written off, net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE LOEWEN GROUP INC.

Dated:  March 30, 1998          By:            /s/ RAYMOND L. LOEWEN
                                     -----------------------------------------
                                                 Raymond L. Loewen
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Raymond L. Loewen and Paul Wagler, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments (including without limitation post-effective amendments) to this report necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in this report as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 30, 1998          By:   /s/ RAYMOND L. LOEWEN
                                      ------------------------------------------
                                Name: Raymond L. Loewen
                                Title: CHAIRMAN OF THE BOARD,
                                      CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                      (PRINCIPAL EXECUTIVE OFFICER)

Dated:  March 30, 1998          By:   /s/ PAUL WAGLER
                                      ------------------------------------------
                                Name: Paul Wagler
                                Title: SENIOR VICE-PRESIDENT,
                                      FINANCE AND CHIEF FINANCIAL OFFICER AND
                                      DIRECTOR
                                      (PRINCIPAL FINANCIAL OFFICER)

Dated:  March 30, 1998          By:   /s/ WM. GRANT BALLANTYNE
                                      ------------------------------------------
                                Name: Wm. Grant Ballantyne
                                Title: SENIOR VICE-PRESIDENT,
                                      FINANCIAL CONTROL AND ADMINISTRATION
                                      (PRINCIPAL ACCOUNTING OFFICER)

Dated:  March 30, 1998          By:   /s/ KENNETH S. BAGNELL
                                      ------------------------------------------
                                Name: Kenneth S. Bagnell
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ THE HONORABLE J. CARTER BEESE, JR.
                                      ------------------------------------------
                                Name: The Honorable J. Carter Beese, Jr.
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ EARL A. GROLLMAN
                                      ------------------------------------------
                                Name: Earl A. Grollman
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ TIMOTHY R. HOGENKAMP
                                      ------------------------------------------
                                Name: Timothy R. Hogenkamp
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ PETER S. HYNDMAN
                                      ------------------------------------------
                                Name: Peter S. Hyndman
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ ALBERT S. LINEBERRY, SR.
                                      ------------------------------------------
                                Name: Albert S. Lineberry, Sr.
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ CHARLES B. LOEWEN
                                      ------------------------------------------
                                Name: Charles B. Loewen
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ ROBERT B. LUNDGREN
                                      ------------------------------------------
                                Name: Robert B. Lundgren
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ JAMES D. MCLENNAN
                                      ------------------------------------------
                                Name: James D. McLennan
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ LAWRENCE MILLER
                                      ------------------------------------------
                                Name: Lawrence Miller
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ ERNEST G. PENNER
                                      ------------------------------------------
                                Name: Ernest G. Penner
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ KENNETH T. STEVENSON
                                      ------------------------------------------
                                Name: Kenneth T. Stevenson
                                Title: DIRECTOR

Dated:  March 30, 1998          By:   /s/ THE RIGHT HONOURABLE JOHN N. TURNER
                                      ------------------------------------------
                                Name: The Right Honourable John N. Turner,
                                      P.C., C.C., Q.C
                                Title: DIRECTOR

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

    The undersigned is the Registrant's authorized representative in the United States.

Dated:  March 30, 1998          By:   /s/ LARRY MILLER
                                      ------------------------------------------
                                Name: Larry Miller

                              INDEX TO EXHIBITS

 Exhibit
 Number    Description                                                                                      Page
----------------------------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British
             Columbia Registrar of Companies (the "Registrar") on October 30, 1985(1)

   3.2     Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996(2)

   3.3     Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March
             30, 1988, April 21, 1988, May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994, December
             21, 1995 and February 7, 1996(1)

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1.1   Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re
             9.62% Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series
             D Notes"), as amended on June 10, 1994(1)

   4.1.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes(3)

   4.2     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(1)

   4.3.1   Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February
             25, 2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994(1)

   4.3.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of
             America, re Series E Notes(3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management
             Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP
             Banks ("MEIP Agent")(1)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996(4)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997(4)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997

   4.6     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent(1)

   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(1)

   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate
             Debentures due July 1, 2001 issued by LGII, dated June 15, 1994(1)

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
             Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(5)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994(5)

   4.12    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment
             Partners I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V.,
             Adinvest A.G., and Wachovia Bank of Georgia, N.A.(1)

   4.13    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Senior Guaranteed Notes of LGII(6)

   4.14    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.15    Form of Global Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.16    Form of Physical Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.17    Form of Global Series 1 and 2 Exchange Note of LGII(3)

   4.18    Form of Physical Series 1 and 2 Exchange Note of LGII(3)

   4.19    Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders,
             Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent

   4.20    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee, Loewen, LGII and various other pledgers(3)

   4.21.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between
             Loewen and Royal Bank of Canada(8)

   4.21.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among
             Loewen, LGII and Royal Bank of Canada(8)

   4.22    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(8)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.24    Form of Global Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.25    Form of Physical Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.26    Form of Global Series 3 and 4 Exchange Note of LGII(9)

   4.27    Form of Physical Series 3 and 4 Exchange Note of LGII(9)

   4.28    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and
             The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes(14)

   4.29    Form of Series 5 Guaranteed Note of LGII(14)

   4.30    Form of Senior Guarantee of Loewen's Series 5 Note(14)

   4.31    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed
             Notes due 2009(14)

   4.32    Form of Global Senior Guaranteed Note due 2009 of LGII(14)

   4.33    Form of Physical Senior Guaranteed Note due 2009 of LGII(14)

   4.34    Form of Senior Guarantee of LGII's Senior Guaranteed Notes due 2009(14)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National
             Bank, as trustee(7)

   4.37    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding
             Corporation and LGII(10)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible
             First Preferred Shares, Series C, of Loewen ("Series C Shares")(6)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(6)

  10.4     Settlement Agreement, dated as of February 1, 1996, by and between Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf National Life Insurance Company and
             affiliated entities(6)

  10.5     Shareholders' Agreement, dated as of February 9, 1996, by and between Loewen, LGII, J.J.
             O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein(6)

  10.6     Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on March 19, 1996, by and between Provident American Corporation, Provident Indemnity
             Life Insurance Company, Loewen and LGII(6)

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the Initial Purchasers named therein(6)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC,
             Inc. and S.I. Acquisition Associates, L.P.(6)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana
             Holdings, Inc. and S.I. Acquisition Associates, L.P.(6)

  10.10    Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International

 *10.11    Form of Indemnification Agreement with Outside Directors(11)

 *10.12    Form of Indemnification Agreement with Officers(11)

 *10.13    Form of Loewen Severance Agreement(11)

 *10.14    Loewen Severance Pay Plan(11)

 *10.15    1994 Management Equity Investment Plan (the "MEIP")(1)

 *10.16    Form of Executive Agreement executed by participants in the MEIP(5)

 *10.17    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997

 *10.18    Employee Stock Option Plan (United States), as restated and amended as at March 11, 1998

 *10.19    Employee Stock Option Plan (Canada), as restated and amended as at August 15, 1997

 *10.20    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp(1)

 *10.21    Employment Agreement, dated March 6, 1990, by and between Loewen and Peter S. Hyndman(1)

 *10.22    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between
             LGII and Albert S. Lineberry, Sr.(1)

 *10.23    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes(1)

 *10.24    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.25    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler(5)

 *10.26    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence
             Miller(1)

 *10.27.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane
             ("Shane Employment Agreement")(1)

 *10.27.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and William R. Shane

 *10.28    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne(5)

 *10.29    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and
             Douglas J. McKinnon(5)

 *10.30    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and
             Robert O. Wienke(5)

 *10.31    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott

 *10.32    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon

 *10.33    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon

 *10.34    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  12       STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

  12.1     Statement re Computation of Earnings to Fix Charges Ratio (Canadian GAAP)

  12.2     Statement re Computation of Earnings to Fix Charges Ratio (U.S. GAAP)

  21       SUBSIDIARIES OF LOEWEN

  23       CONSENTS OF EXPERTS

  23.1     Consent of KPMG

  23.2     Consent of KPMG Audit

  24       POWERS OF ATTORNEY (included in the signature pages to this report)

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(12)

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

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P.
             ("Blackstone Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII
             and RHI Management Direct, L.P. ("RHI")(13)

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

 (3) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended (File No. 333-03135)

 (4) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (5) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (6) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996, as amended (File No. 0-18429)

 (7) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File No. 333-23747)

 (8) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(11) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 30, 1996 (File No. 0-18429)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(14) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 0-18429)