Form 10-Q
period 1998-03-31
LOEWEN GROUP INC
filed 1998-05-12
CIK 845577

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

For the quarterly period ended March 31, 1998

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of May 8, 1998, was 73,949,632.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.
                                AND SUBSIDIARIES

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
                as of March 31, 1998 and December 31, 1997...............    1

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                for the Three Months Ended March 31, 1998 and 1997.......    2

          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                for the Three Months Ended March 31, 1998 and 1997.......    3

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.............    4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   18

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS...................................   25

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................   28

SIGNATURES...............................................................   34

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current assets
  Cash and term deposits.............................................................  $     34,573   $   36,767
  Receivables, net of allowances.....................................................       254,553      251,006
  Inventories........................................................................        35,572       34,885
  Prepaid expenses...................................................................        13,229       11,141
                                                                                       ------------  ------------
                                                                                            337,927      333,799
Prearranged funeral services.........................................................       428,600      410,379
Long-term receivables, net of allowances.............................................       583,609      553,663
Investments..........................................................................       188,022      224,008
Insurance invested assets............................................................       319,667      305,610
Cemetery property, at cost...........................................................     1,020,033      957,831
Property and equipment...............................................................       812,948      797,178
Names and reputations................................................................       664,551      633,143
Deferred income taxes................................................................       141,067      130,913
Other assets.........................................................................       160,462      156,636
                                                                                       ------------  ------------
                                                                                       $  4,656,886   $4,503,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities...........................................  $    147,047   $  160,208
  Long-term debt, current portion....................................................        48,170       43,507
                                                                                       ------------  ------------
                                                                                            195,217      203,715
Long-term debt.......................................................................     1,885,055    1,750,427
Other liabilities....................................................................       291,419      308,909
Insurance policy liabilities.........................................................       211,940      214,492
Deferred prearranged funeral services revenue........................................       428,600      410,379

Preferred securities of subsidiary...................................................        75,000       75,000

Shareholders' equity
  Common shares......................................................................     1,271,869    1,271,177
  Preferred shares...................................................................       157,146      157,146
  Retained earnings..................................................................       126,442       98,354
  Foreign exchange adjustment........................................................        14,198       13,561
                                                                                       ------------  ------------
                                                                                          1,569,655    1,540,238
                                                                                       ------------  ------------
                                                                                       $  4,656,886   $4,503,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Commitments and contingencies (Notes 3, 6 and 7)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Revenue
  Funeral.................................................................................  $  171,972  $  155,543
  Cemetery................................................................................     115,273      97,435
  Insurance...............................................................................      22,868      21,719
                                                                                            ----------  ----------
                                                                                               310,113     274,697
Costs and expenses
  Funeral.................................................................................      99,030      92,084
  Cemetery................................................................................      76,943      64,106
  Insurance...............................................................................      19,621      17,989
                                                                                            ----------  ----------
                                                                                               195,594     174,179
                                                                                            ----------  ----------
                                                                                               114,519     100,518
Expenses
  General and administrative..............................................................      24,704      22,683
  Depreciation and amortization...........................................................      19,644      16,826
                                                                                            ----------  ----------
                                                                                                44,348      39,509
                                                                                            ----------  ----------
Earnings from operations..................................................................      70,171      61,009
Interest on long-term debt................................................................      33,067      30,698
                                                                                            ----------  ----------
Earnings before undernoted items..........................................................      37,104      30,311
Dividends on preferred securities of subsidiary...........................................       1,772       1,772
                                                                                            ----------  ----------
Earnings before income taxes and undernoted items.........................................      35,332      28,539
Income taxes..............................................................................       8,480       7,996
                                                                                            ----------  ----------
                                                                                                26,852      20,543
Equity and other earnings of associated companies.........................................       3,548       3,157
                                                                                            ----------  ----------
Net earnings for the period...............................................................  $   30,400  $   23,700
Retained earnings, beginning of period....................................................      98,354      80,117
Preferred share dividends.................................................................      (2,312)     (2,429)
                                                                                            ----------  ----------
Retained earnings, end of period..........................................................  $  126,442  $  101,388
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic earnings per Common share...........................................................  $     0.38  $     0.36
Fully diluted earnings per Common share...................................................  $     0.38  $     0.36

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                          THREE MONTHS ENDED MARCH
                                                                                                    31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings..........................................................................  $    30,400  $    23,700
  Items not affecting cash
    Depreciation and amortization.......................................................       19,644       16,826
    Deferred income taxes...............................................................      (10,098)      (3,678)
    Equity and other earnings of associated companies...................................       (3,548)      (3,157)
  Other, including net changes in other non-cash balances...............................      (51,932)     (56,257)
                                                                                          -----------  -----------
                                                                                              (15,534)     (22,566)
                                                                                          -----------  -----------
Investing
  Business acquisitions.................................................................     (102,034)    (127,501)
  Construction of new facilities........................................................       (4,279)      (3,089)
  Investments, net......................................................................         (576)     (11,091)
  Purchase of insurance invested assets.................................................      (52,529)     (42,396)
  Proceeds on disposition and maturities of insurance invested assets...................       38,472       35,574
  Purchase of property and equipment....................................................       (6,037)      (5,411)
  Proceeds on disposition of assets.....................................................           --          170
  Other.................................................................................        9,775       (1,525)
                                                                                          -----------  -----------
                                                                                             (117,208)    (155,269)
                                                                                          -----------  -----------
Financing
  Issue of Common shares, before income tax recovery....................................           71        1,880
  Increase in long-term debt............................................................      198,735      200,330
  Reduction in long-term debt...........................................................      (61,223)     (21,579)
  Preferred share dividends.............................................................       (2,312)      (2,429)
  Other.................................................................................       (5,992)         890
                                                                                          -----------  -----------
                                                                                              129,279      179,092
                                                                                          -----------  -----------
Increase (decrease) in cash and cash equivalents during the period......................       (3,463)       1,257
Effect of foreign exchange adjustment...................................................        1,269          882
Cash and cash equivalents, beginning of period..........................................       36,767       18,059
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................  $    34,573  $    20,198
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    The interim consolidated financial statements include the accounts of all subsidiary companies and include all adjustments, consisting of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

USE OF ESTIMATES

    The preparation of interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

NOTE 2. ACQUISITIONS

    During the three months ended March 31, 1998, the Company acquired 34 funeral homes and 33 cemeteries in the United States. During the three months ended March 31, 1997, the Company acquired 30 funeral homes and 52 cemeteries in the United States and three funeral homes in Canada.

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

                                                                                        MARCH 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Current assets..................................................................  $    1,970  $    3,115
Prearranged funeral services....................................................       6,380       4,058
Long-term receivables, net of allowances........................................       3,438       5,568
Cemetery property, at cost......................................................      52,421      89,940
Property and equipment..........................................................      15,908      16,617
Names and reputations...........................................................      36,277      17,132
Other assets....................................................................       2,332          87
                                                                                  ----------  ----------
                                                                                     118,726     136,517
Current liabilities.............................................................        (775)       (675)
Long-term debt..................................................................      (2,626)       (380)
Other liabilities...............................................................      (6,911)     (3,903)
Deferred prearranged funeral services revenue...................................      (6,380)     (4,058)
                                                                                  ----------  ----------
                                                                                  $  102,034  $  127,501
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Consideration
  Cash, including assumed debt repaid at closing................................  $   88,333  $  122,798
  Debt..........................................................................      13,701       4,703
                                                                                  ----------  ----------
Purchase Price..................................................................  $  102,034  $  127,501
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended March 31, 1998 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Revenues........................................................................  $  313,055  $  281,675
Net earnings....................................................................  $   30,350  $   23,615
Basic earnings per share........................................................  $     0.38  $     0.36
Fully diluted earnings per share................................................  $     0.38  $     0.36

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENTS

(a) PRIME SUCCESSION HOLDINGS, INC. ("PRIME")

    In 1996, the Company and Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") acquired Prime, which holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. The excess of the purchase price over the fair value of net assets of approximately $230,000,000 was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years. The Company owns 21.8% of Prime common stock and 100% of Prime's non-voting preferred stock.

    The Company accounts for its investment in Prime preferred stock by the cost method. For the three months ended March 31, 1998, income of $1,746,000 (1997--$1,588,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the three months ended March 31, 1998, a loss of $359,000 (1997--loss of $571,000) was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENTS (CONTINUED)
    Summarized financial data for Prime are presented as follows:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1998       1997
                                                                                    ---------  ---------
Income statement information:
  Revenue.........................................................................  $  26,585  $  24,195
  Gross margin....................................................................      9,874      8,681
  Earnings from operations........................................................      6,305      5,071
  Payment-in-kind dividend........................................................      1,746      1,588
  Net loss attributable to common shareholders....................................     (1,649)    (2,618)

                                                                               MARCH 31,   DECEMBER 31,
                                                                                  1998         1997
                                                                               ----------  ------------
Balance sheet information:
  Current assets.............................................................  $   20,657   $   25,694
  Non-current assets.........................................................     369,882      369,412
                                                                               ----------  ------------
  Total assets...............................................................     390,539      395,106

  Current liabilities........................................................      10,357       14,964
  Non-current liabilities....................................................     253,677      253,734
                                                                               ----------  ------------
  Total liabilities..........................................................     264,034      268,698

  Shareholders' equity.......................................................     126,505      126,408

(b) ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")

    In 1996, the Company and Blackstone acquired RH Holdings, which holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. The excess purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RH Holdings and is being amortized over 40 years. The Company owns 20.45% of RH Holdings' voting common stock and 100% of RH Holdings' non-voting preferred stock.

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the three months ended March 31, 1998, income of $2,365,000 (1997--$2,150,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the three months ended March 31, 1998, a loss of $201,000 (1997--loss of $335,000) was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENTS (CONTINUED)
    Under a Put/Call Agreement entered into with Blackstone, the Company has the option to acquire ("Call") Blackstone's RH Holdings common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its RH Holdings common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

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

    Summarized financial data for RH Holdings are presented as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Income statement information:
  Revenue...................................................................................  $  22,679  $  17,984
  Gross margin..............................................................................     18,937     15,289
  Earnings from operations..................................................................      6,920      4,914
  Payment-in-kind dividend..................................................................      2,365      2,150
  Net loss attributable to common shareholders..............................................       (982)    (1,640)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
Balance sheet information:
  Current assets.......................................................................  $   20,395   $   17,117
  Non-current assets...................................................................     296,322      294,934
                                                                                         ----------  ------------
  Total assets.........................................................................     316,717      312,051

  Current liabilities..................................................................      18,276       15,780
  Non-current liabilities..............................................................     169,800      169,013
                                                                                         ----------  ------------
  Total liabilities....................................................................     188,076      184,793

  Shareholders' equity.................................................................     128,641      127,258

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. LONG-TERM DEBT

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Bank revolving credit agreements.....................................................  $    416,966   $  264,729
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2001....       105,140      105,140
9.62% Series D senior amortizing notes due in 2003...................................        51,429       51,429
6.49% Series E senior amortizing notes due in 2004...................................        42,857       50,000
7.50% Series 1 senior notes due in 2001..............................................       225,000      225,000
7.75% Series 3 senior notes due in 2001..............................................       125,000      125,000
8.25% Series 2 and 4 senior notes due in 2003........................................       350,000      350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000)..........................       140,865      139,948
6.70% PATS senior notes..............................................................       300,000      300,000
Present value of notes issued for legal settlements discounted at an effective
  interest rate of 7.75%.............................................................        38,147       39,115
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%....................................................        19,785       24,515
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries.......................................................................       118,036      119,058
                                                                                       ------------  ------------
                                                                                          1,933,225    1,793,934
Less current portion.................................................................        48,170       43,507
                                                                                       ------------  ------------
                                                                                       $  1,885,055   $1,750,427
                                                                                       ------------  ------------
                                                                                       ------------  ------------

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

(b) Certain of the above loan agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets, limiting the amount of additional debt and requiring the Company to maintain specified financial ratios.

(c) In March 1998, the Company amended its $1,000,000,000 revolving credit agreement to provide greater flexibility for the timing of equity and other financing alternatives. As part of the amendment, the 364-day tranche was terminated and the $750,000,000 tranche was reduced to a $600,000,000 revolving credit agreement with a three-year term.

(d) Repayment of the senior amortizing notes commenced September 1997 for Series D and February 1998 for Series E, all in equal annual amounts to the respective due dates.

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

    Summarized financial data for LGII are presented as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Income statement information:
  Revenue.................................................................................  $  287,737  $  254,931
  Gross margin............................................................................     102,384      87,274
  Earnings from operations................................................................      63,197      51,461
  Net earnings............................................................................         122       1,003

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Balance sheet information:
  Current assets.....................................................................  $    266,661   $  244,552
  Non-current assets.................................................................     3,886,442    3,688,148
                                                                                       ------------  ------------
  Total assets.......................................................................     4,153,103    3,932,700

  Current liabilities................................................................       171,668      172,371
  Non-current liabilities............................................................     3,661,148    3,440,175
                                                                                       ------------  ------------
  Total liabilities..................................................................     3,832,816    3,612,546

  Shareholders' equity...............................................................       320,287      320,154

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

    The parties have agreed to a settlement of all claims in the action. The District Court entered an order approving the settlement on April 21, 1998, which becomes effective May 22, 1998 if no appeal is filed. No objections to the settlement have been filed. The settlement provides for the payment by the Company on behalf of all defendants of $5,000,000 plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement.

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

    On April 9, 1996, the Executors filed a second complaint, which names Messrs. Miller and Shane and LGII as defendants. The second complaint alleges breach of contract, fraud and related claims against

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
Messrs. Miller and Shane, and that LGII joined a civil conspiracy by acquiring Osiris. The Executors request compensatory damages of $24,300,000 against the various defendants, and seek punitive damages from Messrs. Miller and Shane. The two cases were consolidated by the Court.

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

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against Loewen, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company filed a motion to dismiss the complaint for failure to join an indispensable party. That motion was granted on March 30, 1998. Plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals for the First Circuit on April 29, 1998. Assuming plaintiffs do not succeed in their appeal, it is foreseeable that plaintiffs will reassert their claims as counterclaims to the complaint filed by the Company, described below.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
    In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-IFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

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

    On April 17, 1998, the trial court in the Duffy lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the previously set October 7, 1998 hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on supervisory writ application.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. SUBSEQUENT EVENTS

    During the period from April 1, 1998 to May 1, 1998, the Company acquired 13 funeral homes and six cemeteries. The aggregate cost of these transactions was approximately $42,500,000.

    As of May 1, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $154,000,000.

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
EARNINGS
Net earnings in accordance with Canadian GAAP...............................................  $  30,400  $  23,700
Less effects of differences in accounting for:
  Insurance operations (d)..................................................................        701        523
  Stock options.............................................................................        (36)        --
  Income taxes (e)..........................................................................       (361)       467
                                                                                              ---------  ---------
Net earnings in accordance with United States GAAP..........................................  $  30,704  $  24,690
Other comprehensive income:
  Foreign currency translation adjustments..................................................        637       (655)
  Unrealized gains (losses) on securites:
    Unrealized holding gains (losses) arising during the period.............................      4,736     (3,457)
    Less: reclassification adjustment for gains included in net income......................       (976)       (60)
                                                                                              ---------  ---------
Comprehensive income in accordance with United States GAAP..................................  $  35,101  $  20,518
                                                                                              ---------  ---------
                                                                                              ---------  ---------

EARNINGS PER COMMON SHARE
Earnings per Common share in accordance with United States GAAP, are as follows:
  Basic earnings per Common share...........................................................  $    0.38  $    0.38
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted earnings per Common share.........................................................  $    0.38  $    0.37
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic earnings (loss) per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted earnings (loss) per Common share is based on the weighted average number of Common shares outstanding during the year plus

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) common stock equivalents. The computation of basic and diluted earnings per Common share is as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Basic
  Net earnings..............................................................................  $  30,704  $  24,690
  Less: Preferred share dividends...........................................................      2,312      2,429
                                                                                              ---------  ---------
  Net earnings attributable to Common shareholders..........................................  $  28,392  $  22,261
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Weighted average number of shares outstanding.............................................     73,930     59,102
  Basic earnings per Common share...........................................................  $    0.38  $    0.38
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Diluted
  Net earnings attributable to Common shareholders..........................................  $  28,392  $  22,261
  Add: Effect of dilutive securities other than options.....................................      1,298      1,301
                                                                                              ---------  ---------
  Diluted earnings..........................................................................  $  29,690  $  23,562
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  Weighted average number of shares outstanding.............................................     73,930     59,102
  Add: Incremental shares from conversion of dilutive options...............................      4,096      5,111
                                                                                              ---------  ---------
  Diluted shares............................................................................     78,026     64,213
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  Diluted earnings per Common share.........................................................  $    0.38  $    0.37
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                MARCH 31, 1998            DECEMBER 31, 1997
                                                          --------------------------  --------------------------
                                                                           UNITED                      UNITED
                                                            CANADIAN       STATES       CANADIAN       STATES
                                                              GAAP          GAAP          GAAP          GAAP
                                                          ------------  ------------  ------------  ------------
Assets
  Long-term receivables, net of allowances..............  $    583,609   $  593,042   $    553,663   $  555,472
  Investments...........................................       188,022      188,022        224,008      184,227
  Insurance invested assets.............................       319,667      325,324        305,610      312,073
  Cemetery property.....................................     1,020,033    1,401,942        957,831    1,332,987
  Names and reputations.................................       664,551      700,966        633,143      668,577
  Other assets..........................................       160,462      186,649        156,636      181,843
Liabilities and Shareholders' Equity
  Insurance policy liabilities..........................       211,940      238,219        214,492      240,750
  Other liabilities.....................................       291,419      288,931        308,909      266,903
  Deferred income taxes.................................      (141,067)     306,658       (130,913)     305,166
  Common shares.........................................     1,271,869    1,298,201      1,271,177    1,297,443
  Retained earnings.....................................       126,442      107,956         98,354       79,564
  Unrealized gains/(losses) on securities available for
    sale, net of tax....................................            --        8,972             --        5,212
  Foreign exchange adjustment...........................        14,198      (14,535)        13,561      (15,170)

(c) STATEMENT OF CASH FLOWS

    Under United States GAAP, cash provided by financing and applied to investing would decrease by approximately $13,700,000 (1997--$4,700,000) for non-cash debt issued on acquisitions.

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

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    INSURANCE POLICY LIABILITIES

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

(e) INCOME TAXES

    Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historic rates. There was no deferred tax effect of changes in tax rates during 1998.

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company's ability to realize its deferred tax assets is based on several factors, including a presumption of future profitability in certain jurisdictions and is subject to some degree of uncertainty.

(f) RECENT ACCOUNTING STANDARDS

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at May 1, 1998, the Company operated 1,105 funeral homes and 523 cemeteries throughout North America. During 1997, the Company expanded into the United Kingdom and now operates ten funeral homes there. The Company also operates several insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

    The funeral service industry has a number of attractive business characteristics as described below. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the preliminary 1996 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1996 was 80 per 10,000. The 1996 failure rate of the funeral service and crematoria industry was 12 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 0.9% annually from 1997 through 2010. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 13% of the 23,500 funeral homes and approximately 10% of the 10,500 cemeteries in North America are currently owned or operated by the five largest publicly traded North American funeral service companies.

    The Company capitalizes on these favorable industry fundamentals through a growth strategy that emphasizes three principal components: (i) improving the revenue and profitability of newly-acquired and established operations; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties; and (iii) acquiring smaller funeral homes and cemeteries that offer significant synergies with existing properties. Due to the successful implementation of its business strategy, the Company has grown from 489 locations at December 31, 1992 to 1,638 at May 1, 1998.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months ended March 31, 1998 and 1997, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies. The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance.

                                                                               THREE MONTHS          THREE MONTHS
                                                                                  ENDED                 ENDED
                                                                                MARCH 31,             MARCH 31,
                                                                           --------------------  --------------------
                                                                             1998       1997       1998       1997
                                                                           ---------  ---------  ---------  ---------
                                                                              (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral................................................................  $   171.9  $   155.6       55.4       56.6
  Cemetery...............................................................      115.3       97.4       37.2       35.5
  Insurance..............................................................       22.9       21.7        7.4        7.9
                                                                           ---------  ---------
    Total................................................................  $   310.1  $   274.7      100.0      100.0
                                                                           ---------  ---------
                                                                           ---------  ---------

Gross margin
  Funeral................................................................  $    72.9       63.5       42.4       40.8
  Cemetery...............................................................       38.3       33.3       33.3       34.2
  Insurance..............................................................        3.3        3.7       14.2       17.2
                                                                           ---------  ---------
    Total................................................................  $   114.5  $   100.5       36.9       36.6

Expenses
  General and administrative.............................................       24.7       22.7        8.0        8.3
  Depreciation and amortization..........................................       19.6       16.8        6.3        6.1
                                                                           ---------  ---------
Earnings from operations.................................................       70.2       61.0       22.6       22.2
Interest on long-term debt...............................................       33.1       30.7       10.7       11.2
Dividends on preferred securities of subsidiary..........................        1.8        1.8        0.6        0.7
Income taxes.............................................................        8.5        8.0       24.0       28.0
                                                                           ---------  ---------
                                                                                26.8       20.5        8.7        7.5
Equity and other earnings of associated companies........................        3.6        3.2        1.1        1.1
                                                                           ---------  ---------
Net earnings.............................................................  $    30.4  $    23.7        9.8        8.6
                                                                           ---------  ---------
                                                                           ---------  ---------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Consolidated revenue increased 12.9% to $310.1 million for the three months ended March 31, 1998 from $274.7 million during the same period in 1997, primarily due to acquisitions. Consolidated gross margin increased 13.9% to $114.5 million for the three months ended March 31, 1998 from $100.5 million during the same period in 1997. As a percentage of revenue, consolidated gross margin increased to 36.9% for the three months ended March 31, 1998 from 36.6% during the comparable period in 1997, primarily due to the improvement in funeral gross margin as a result of cost reductions from the restructuring and other strategic initiatives effected in the latter half of 1997, but partially offset by the decline in cemetery and insurance gross margins, as discussed below.

    Funeral revenue increased 10.6% to $171.9 million for the three months ended March 31, 1998 compared to $155.6 million for the same period in 1997, primarily due to acquisitions. The number of funeral services performed at locations in operation for the three months ended March 31, 1997 and 1998 ("Established Locations") declined by 2.2%, but the revenue impact was partially offset by a slightly higher average revenue per funeral service. Funeral gross margin as a percentage of funeral revenue for Established Locations increased to 42.6% in 1998 from 41.5% in 1997, as the $2.8 million decrease in revenue was more than offset by a $4.2 million decrease in costs, primarily resulting from the restructuring and other strategic initiatives effected in the latter half of 1997. As a result of the above improvements, together with increased margins from recently acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue increased to 42.4% in 1998 from 40.8% in 1997.

    Cemetery revenue increased 18.3% to $115.3 million for the three months ended March 31, 1998 compared to $97.4 million during the same period in 1997, primarily due to acquisitions. Cemetery gross margin decreased slightly to 33.3% in 1998 from 34.2% and for Established Locations decreased to 32.4% in 1998 from 34.2% in 1997, primarily due to increased selling and operating expenses, coupled with a decline in pre-need interment sales, which typically generate higher margins.

    Insurance revenue increased to $22.9 million for the three months ended March 31, 1998 from $21.7 million during the same period in 1997. The increase in revenues was primarily due to the continuing effort to expand this line of business. Insurance gross margin decreased to 14.2% compared to 17.2% for the same period in 1997, primarily due to increased benefit claims experience, and higher commission and other operating costs associated with the start up of insurance operations in several states.

    United States based operations contributed over 90% of consolidated revenue for the three month periods ended March 31, 1998 and 1997.

    General and administrative expenses, as a percentage of revenue, declined to 8.0% for the three months ended March 31, 1998, compared to 8.3% for the same period in 1997, primarily due to the favorable effects of the restructuring and other strategic initiatives effected in the latter half of 1997. For the three months ended March 31, 1998, general and administrative expenses increased $2.0 million compared to the same period in 1997. The increase in general and administrative expenses in 1998 is primarily a result of the expansion of the Company's infrastructure necessary to integrate and operate newly acquired locations. However, such increase was substantially offset by the favorable effects of the restructuring and other strategic initiatives effected by the latter half of 1997, resulting in lower general and administrative expenses as a percentage of revenue.

    Interest expense on long-term debt increased by $2.4 million for the three months ended March 31, 1998 compared to the same period in 1997, primarily as a result of additional borrowings by the Company to finance its expansion programs.

    Income taxes were $8.5 million, resulting in an effective tax rate of 24.0% on earnings before income taxes and equity and other earnings of associated companies for the three months ended March 31, 1998, compared to an effective tax rate of 28.0% during the same period in 1997. The Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    Equity and other earnings of associated companies of $3.6 million for the three months ended March 31, 1998 primarily reflects the inclusion of payment-in-kind dividends and the Company's proportionate share of the losses attributable to the Common shares of Prime Succession Holdings, Inc. and Rose Hills Holdings Corp., as described further in Note 3 to the Company's interim consolidated financial statements, and was higher compared to the same period in 1997.

    Net earnings increased to $30.4 million for the three months ended March 31, 1998 from $23.7 during the same period in 1997. Fully diluted earnings per share increased to $0.38 per share in 1998 from $0.36 per share in 1997, as the effects of increased earnings were partially offset by the increase in the number of shares outstanding.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 34 funeral homes, and 33 cemeteries during the three months ended March 31, 1998 for consideration of approximately $102 million through 40 separate acquisition transactions. All of these acquisitions were located in the United States. During the same period in 1997, the Company acquired 33 funeral homes and 52 cemeteries for consideration of approximately $128 million.

    In connection with certain acquisitions, the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). In August 1996, the Company registered with the Securities and Exchange Commission 5,000,000 Common shares for issuance in connection with prospective share-for-share acquisitions. As of May 1, 1998, 970,422 of such Common shares had been issued.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

    During the period April 1, 1998 to May 1, 1998, the Company acquired 13 funeral homes and six cemeteries. The aggregate cost of these transactions was approximately $43 million. As of May 1, 1998, the Company had signed agreements, some of which are non-binding, for the acquisition of 43 additional funeral homes and 39 additional cemeteries aggregating approximately $154 million. In addition, in the ordinary course of its business, the Company continually is in the process of evaluating or negotiating prospective acquisitions in competition with other potential purchasers. From time to time, the Company may evaluate or negotiate potential acquisitions, which, if consummated, may be considered significant based on acquisition price.

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

    The Company has expensed approximately $200,000 to date to assess, evaluate and remediate known Year 2000 Issues. As a result, the most significant areas have been or are scheduled to be remedied by mid-1999. Additionally, the Company has established a task force and a review process to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis. At this time, the Company does not believe the remaining cost associated with the Year 2000 Issue to be material. Systems improvements and benefits beyond solution of the Year 2000 Issue are expected to be realized as a result of the above initiatives.

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

    The Company's balance sheet at March 31, 1998, as compared to December 31, 1997, reflects changes principally from acquisitions during 1998, as described in Note 2 to the Company's interim consolidated financial statements. In addition, during the past two years the Company has significantly expanded its cemetery and funeral pre-need sales programs. The rapid growth in cemetery pre-need sales and the related long-term receivables have contributed to the greater uses of cash than generated from operations. Cemetery pre-need sales are typically structured with low initial cash payments by the customers which do not offset the cash costs of establishing and supporting a growing pre-need sales program, including the payment of certain sales commissions. For cemetery pre-need sales, the balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability and, accordingly, the increase in the level of pre-need cemetery sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its ongoing acquisition program, the Company's long-term debt/equity ratio typically will rise to the high end of the range, and then will be reduced substantially by an equity issue. At March 31, 1998, the Company's long-term debt/equity ratio was 1.2:1.

INDEBTEDNESS

    At March 31, 1998, the Company had a $600 million revolving credit facility that matures in March 2001 (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest at alternative market rates selected by LGII. As at May 1, 1998, the amount outstanding under the Revolving Credit Facility was $475 million, and such amount bore interest at 7.2% per annum. In addition, as at May 1, 1998, letters of credit in an aggregate amount of approximately $8 million had been issued under the Revolving Credit Facility. The Revolving Credit Facility is secured in the manner described below under "Collateral Trust Agreement."

    In addition to the Revolving Credit Facility, LGII has outstanding $300 million in pass-through asset trust senior guaranteed notes, due 2009 (the "PATS Senior Notes"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999, at which time the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then-current credit spread to the ten-year United States Treasury rate. The PATS Senior Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

    LGII also has outstanding four series of senior guaranteed notes aggregating $700 million (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.50% to 8.25% and have initial terms of five to seven years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $43 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    Loewen has outstanding Cdn. $200 million of 6.10% Series 5 Guaranteed Notes, due 2002 (the "Series 5 Senior Notes"). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement." In addition, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $51 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and an initial term of ten years. Loewen also has a Cdn. $50 million revolving credit facility that matures in July 1999 (the "Canadian Revolving Credit Facility"). A subsidiary of Loewen has a $105 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan").

COLLATERAL TRUST AGREEMENT

    In 1996 Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral on a pari passu basis (the "Collateral Trust Agreement"). The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of its subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The collateral is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the Series 1-5 Senior Notes, the Series D and E Amortizing Notes, the Revolving Credit Facility, the Canadian Revolving Credit Facility, the MEIP Loan, and the PATS Senior Notes, as well as the holders of certain letters of credit.

RESTRICTIONS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions, provisions requiring the Company to maintain specified financial ratios and provisions limiting the payment of dividends on Common shares and preferred shares, the encumbrance of assets, payments to subsidiaries, the redemption or repurchase of shares, dispositions of assets, additional debt, transactions with interested persons, sales of preferred stock, sale-leaseback transactions and merger and acquisitions. At March 31, 1998, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement.

    In connection with the issuance of the Monthly Income Preferred Securities ("MIPS") by LGC in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture), (ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 5 to the Company's interim consolidated financial statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations which restrict distributions, loans and advances from such subsidiaries to the Company.

SHARE REPURCHASE PROGRAM

    In September 1997, the Company announced that it may, from time to time and until September 1998 subject to market and other conditions, repurchase up to approximately 3,600,000 of its Common shares and up to 440,000 of its Series C Preferred shares, through the facilities of the Toronto Stock Exchange, the Montreal Exchange and the New York Stock Exchange. As at May 1, 1998, no share repurchases had been made.

INTEREST RATE RISK MANAGEMENT

    The Company enters into derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter-parties. The Company's practice is to use swaps and options to manage its exposure to interest rate movements. The Company's strategy is to maintain an average of between 60% and 80% of its debt subject to fixed interest rates, although at any point in time during a period the percentage of debt subject to fixed interest rates may be higher or lower. The Company also uses futures and options to fix the interest rate of anticipated financing transactions in advance. Derivative transactions are entered into as hedges based on several criteria, including the timing, size and term of the anticipated transaction. Any gain or loss from an effective hedging transaction is deferred and amortized over the life of the financing transaction as an adjustment to interest expense.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P., ("LGC"), and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

    The parties have agreed to a settlement of all claims in the action. The District Court entered an order approving the settlement on April 21, 1998, which becomes effective May 22, 1998 if no appeal is filed. No objections to the settlement have been filed. The settlement provides for the payment by the Company on behalf of all defendants of $5,000,000, plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement.

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

    On June 13, 1997, the district court of Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs have appealed. Briefing of the appeal was completed in December 1997 and oral argument was held on January 5, 1998, but a decision has not yet been rendered. As of the date hereof, no discovery has taken place.

    On April 17, 1998 the trial court in the Duffy lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the previously set October 7, 1998 hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application.

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

   3.2     Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996 (2)

   3.3     Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March 30,
             1988, April 21, 1988, May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994, December 21, 1995
             and February 7, 1996 (1)

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING INDENTURES

   4.1.1   Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62%
             Senior Guaranteed Notes, Series D, due September 11, 2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994 (1)

   4.1.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes (3)

   4.2     Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993 (1)

   4.3.1   Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed Notes, Series E, due February 25,
             2004, issued by LGII ("Series E Notes"), dated for reference February 1, 1994 (1)

   4.3.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America,
             re Series E Notes (3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994 (1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent") (1)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996 (4)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997 (4)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997 (16)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997 (16)

   4.6     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent (1)

   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate Debentures due July 1, 2001 issued by LGII, dated June 15, 1994 (1)

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (5)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994 (5)

   4.12    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Partners
             I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V., Adinvest A.G.,
             and Wachovia Bank of Georgia, N.A. (1)

   4.13    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Senior Guaranteed Notes of LGII (6)

   4.14    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.15    Form of Global Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.16    Form of Physical Series 1 and 2 Outstanding Note of LGII (included in Exhibit 4.13)

   4.17    Form of Global Series 1 and 2 Exchange Note of LGII (3)

   4.18    Form of Physical Series 1 and 2 Exchange Note of LGII (3)

   4.19    Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among
             LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman,
             Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (16)

   4.20    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers (3)

   4.21.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada (8)

   4.21.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada (8)

   4.22    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes (8)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.24    Form of Global Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.25    Form of Physical Series 3 and 4 Outstanding Note of LGII (included in Exhibit 4.22)

   4.26    Form of Global Series 3 and 4 Exchange Note of LGII (9)

   4.27    Form of Physical Series 3 and 4 Exchange Note of LGII (9)

   4.28    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The
             Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes (14)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.29    Form of Series 5 Guaranteed Note of LGII (14)

   4.30    Form of Senior Guarantee of Loewen's Series 5 Note (14)

   4.31    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due
             2009 (14)

   4.32    Form of Global Senior Guaranteed Note due 2009 of LGII (14)

   4.33    Form of Physical Senior Guaranteed Note due 2009 of LGII (14)

   4.34    Form of Senior Guarantee of LGII's Senior Guaranteed Notes due 2009 (14)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee (7)

   4.37    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII (10)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible First
             Preferred Shares, Series C, of Loewen ("Series C Shares") (6)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares (6)

  10.4     Settlement Agreement, dated as of February 1, 1996, by and between Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf National Life Insurance Company and affiliated entities (6)

  10.5     Shareholders' Agreement, dated as of February 9, 1996, by and between Loewen, LGII, J.J. O'Keefe,
             Sr., Gulf National Life Insurance Company and affiliated entities, and certain individuals and law firms named therein (6)

  10.6     Settlement Agreement and Mutual General Release effective as of February 12, 1996, entered into on
             March 19, 1996, by and between Provident American Corporation, Provident Indemnity Life
             Insurance Company, Loewen and LGII (6)

  10.7     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein (6)

  10.8     Asset Purchase Agreement, dated as of March 26, 1996, by and between LLI, Inc., and LLPC, Inc. and
             S.I. Acquisition Associates, L.P. (6)

  10.9     Asset Purchase Agreement, dated as of March 26, 1996, by and between Loewen Louisiana Holdings,
             Inc. and S.I. Acquisition Associates, L.P. (6)

  10.10    Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (16)

 *10.11    Form of Indemnification Agreement with Outside Directors (11)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.12    Form of Indemnification Agreement with Officers (11)

 *10.13    Form of Loewen Severance Agreement (11)

 *10.14    Loewen Severance Pay Plan (11)

 *10.15    1994 Management Equity Investment Plan (the "MEIP") (1)

 *10.16    Form of Executive Agreement executed by participants in the MEIP (5)

 *10.17    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997 (16)

 *10.18    Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (16)

 *10.19    Employee Stock Option Plan (Canada), as restated and amended as at August 15, 1997 (16)

 *10.20    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp (1)

 *10.21    Employment Agreement, dated March 6, 1990, by and between Loewen and Peter S. Hyndman (1)

 *10.22    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between LGII and Albert S. Lineberry, Sr. (1)

 *10.23    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes (1)

 *10.24    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc. (1)

 *10.25    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (5)

 *10.26    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.27.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.27.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (16)

 *10.28    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

 *10.29    Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas
             J. McKinnon (5)

 *10.30    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (5)

 *10.31    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott (16)

 *10.32    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (16)

 *10.33    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (16)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.34    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (16)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (12)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (15)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII (12)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone
             Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
             Direct, L.P. ("RHI") (13)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI (13)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI (13)

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

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 0-18429)

(16) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-18429)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

FILING DATE                         ITEM NUMBER         DESCRIPTION
----------------------------  ------------------------  ----------------------------------------------------------
March 3, 1998 (dated March    Item 5. Other Events      Press release announcing (i) fourth quarter financial
2, 1998)                                                results, (ii) realization of initial benefits from
                                                        restructuring and strategic initiatives, and (iii) 1997
                                                        annual revenues

March 6, 1998 (dated March    Item 5. Other Events      Press release announcing cash dividends on Preferred
5, 1998)                                                Shares

March 18, 1998 (dated March   Item 5. Other Events      Press release announcing the signing of a long-term
16, 1998)                                               contract for the management of Catholic cemeteries in
                                                        Tucson

May 8, 1998 (dated May 7,     Item 5. Other Events      Press release announcing first quarter financial results
1998)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE LOEWEN GROUP INC.

Date:  May 12, 1998                            By:    /s/ PAUL WAGLER
                                               Name:  Paul Wagler
                                               Title:   SENIOR VICE-PRESIDENT, FINANCE
                                               AND CHIEF FINANCIAL OFFICER

Date:  May 12, 1998                            By:    /s/ WILLIAM G. BALLANTYNE
                                               Name:  William G. Ballantyne
                                               Title:   SENIOR VICE-PRESIDENT, FINANCIAL
                                                 CONTROL
                                               AND ADMINISTRATION
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                    INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3              Charter Documents

3.1            Certificate of Incorporation of The Loewen Group Inc. ("Loewen")
                issued by the British Columbia Registrar of Companies (the
                "Registrar") on October 30, 1985 (1)

3.2            Altered Memorandum of Loewen, filed with the Registrar on June 21,
                1996 (2)

3.3            Articles of Loewen, restated, filed with the Registrar on March 1,
                1988, as amended on March 30, 1988, April 21, 1988, May 19, 1989, May
                28, 1992, May 20, 1993, June 29, 1994, December 21, 1995 and February
                7, 1996 (1)

4              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY-HOLDERS, INCLUDING
                INDENTURES

4.1.1          Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62% Senior Guaranteed Notes, Series
                D, due September 11, 2003, issued by Loewen ("Series D Notes"), as amended on June 10, 1994 (1)

4.1.2          Second Amendment, dated for reference May 15, 1996, to Note
                Agreement, dated for reference September 1, 1993, among Loewen,
                LGII and institutions named therein, re Series D Notes (3)

4.2            Guaranty Agreement by LGII re Series D Notes, dated for reference
                April 1, 1993 (1)

4.3.1          Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed
                Notes, Series E, due February 25, 2004, issued by LGII ("Series E
                Notes"), dated for reference February 1, 1994 (1)

4.3.2          Second Amendment, dated for reference May 15, 1996, to Note
                Agreement, dated for reference February 1, 1994, among Loewen,
                LGII and Teachers Insurance and Annuity Association of America, re Series E Notes (3)

4.4            Guaranty Agreement by Loewen re Series E Notes, dated for reference
                February 1, 1994 (1)


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

4.5.1          Amended and Restated 1994 MEIP Credit Agreement, dated as of June
                14, 1994, amended and restated as of May 15, 1996 (the "MEIP
                Credit Agreement"), by and between Loewen Management Investment
                Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent") (1)

4.5.2          First Amendment to the MEIP Credit Agreement, dated as of
                December 2, 1996 (4)

4.5.3          Second Amendment to the MEIP Credit Agreement, dated as of April
                30, 1997 (4)

4.5.4          Third Amendment to the MEIP Credit Agreement, dated as of May 21,
                1997 (16)

4.5.5          Fourth Amendment to the MEIP Credit Agreement, dated as of
                September 29, 1997 (16)

4.6            Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent (1)

4.7            Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

4.8            Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP
                Agent for the ratable benefit of the MEIP Banks (1)

4.9            Exchange Acknowledgment by Loewen, with respect to the 1994
                Exchangeable Floating Rate Debentures due July 1, 2001 issued by LGII, dated June 15, 1994 (1)

4.10           Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated Debentures,
                Series A, due 2024, issued by LGII and guaranteed by Loewen (5)

4.11           MIPS Guarantee Agreement, dated August 15, 1994 (5)


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

4.12           Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Partners I Neweol Finance B.V., Electrolux
                Holdings B.V., Man Production Rotterdam B.V., Adinvest A.G., and
                Wachovia Bank of Georgia, N.A. (1)

4.13           Indenture, dated as of March 20, 1996, by and between LGII, as issuer,
                Loewen, as guarantor of the obligations of LGII under the Indenture, and
                Fleet National Bank as Trustee, with respect to Senior Guaranteed
                Notes of LGII (6)

4.14           Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in
                Exhibit 4.13)


4.15           Form of Global Series 1 and 2 Outstanding Note of LGII (included in
                Exhibit 4.13)

4.16           Form of Physical Series 1 and 2 Outstanding Note of LGII (included in
                Exhibit 4.13)

4.17           Form of Global Series 1 and 2 Exchange Note of LGII (3)

4.18           Form of Physical Series 1 and 2 Exchange Note of LGII (3)

4.19           Amended and Restated Credit Agreement, dated as of March 27, 1998
                ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs &
                Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (16)

4.20           Collateral Trust Agreement, dated as of May 15, 1996, among Bankers
                Trust Company, as trustee, Loewen, LGII and various other pledgers (3)

4.21.1         Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada (8)

4.21.2         Third Amendment to Operating Credit Agreement, dated for
                reference July 15, 1996, among Loewen, LGII and Royal Bank of
                Canada (8)

4.22           Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and
                4 Notes (8)

4.23           Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in
                Exhibit 4.22)



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 4.24           Form of Global Series 3 and 4 Outstanding Note of LGII (included in
                 Exhibit 4.22)

 4.25           Form of Physical Series 3 and 4 Outstanding Note of LGII (included in
                 Exhibit 4.22)

 4.26           Form of Global Series 3 and 4 Exchange Note of LGII (9)

 4.27           Form of Physical Series 3 and 4 Exchange Note of LGII (9)

 4.28           Indenture, dated as of September 26, 1997, between Loewen, as issuer,
                 LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes (14)

 4.29           Form of Series 5 Guaranteed Note of LGII (14)

 4.30           Form of Senior Guarantee of Loewen's Series 5 Note (14)

 4.31           Indenture, dated as of September 30, 1997, between LGII, as issuer,
                 Loewen, as guarantor, and State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due 2009 (14)

 4.32           Form of Global Senior Guaranteed Note due 2009 of LGII (14)

 4.33           Form of Physical Senior Guaranteed Note due 2009 of LGII (14)

 4.34           Form of Senior Guarantee of LGII's Senior Guaranteed Notes due 2009
                 (14)

 4.35           Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17,
                 1995 (1)

 4.36           Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee (7)

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

10              MATERIAL CONTRACTS

10.1            Stock Purchase Agreement, dated as of March 16, 1995, by and between
                 Osiris Holding Corporation and LGII (10)



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 10.2           Receipt Agreement, dated as of January 3, 1996, for the Cumulative
                 Redeemable Convertible First Preferred Shares, Series C, of Loewen ("Series
                 C Shares") (6)

 10.3           Undertaking by Raymond L. Loewen and Anne Loewen, dated as of
                 January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares (6)

 10.4           Settlement Agreement, dated as of February 1, 1996, by and between
                 Loewen, LGII and affiliated entities and J.J. O'Keefe, Sr., Gulf
                 National Life Insurance Company and affiliated entities (6)

 10.5           Shareholders' Agreement, dated as of February 9, 1996, by and between
                 Loewen, LGII, J.J. O'Keefe, Sr., Gulf National Life Insurance Company and
                 affiliated entities, and certain individuals and law firms named therein
                 (6)

 10.6           Settlement Agreement and Mutual General Release effective as of
                 February 12, 1996, entered into on March 19, 1996, by and between Provident
                 American Corporation, Provident Indemnity Life Insurance Company, Loewen
                 and LGII (6)

 10.7           Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the Initial Purchasers named therein (6)

 10.8           Asset Purchase Agreement, dated as of March 26, 1996, by and between
                 LLI, Inc., and LLPC, Inc. and S.I. Acquisition Associates, L.P. (6)

 10.9           Asset Purchase Agreement, dated as of March 26, 1996, by and between
                 Loewen Louisiana Holdings, Inc. and S.I. Acquisition Associates, L.P.
                 (6)

 10.10          Letter Agreement, dated August 8, 1997, by and between Loewen and
                 Service Corporation International (16)

*10.11          Form of Indemnification Agreement with Outside Directors (11)

*10.12          Form of Indemnification Agreement with Officers (11)

*10.13          Form of Loewen Severance Agreement (11)

*10.14          Loewen Severance Pay Plan (11)

*10.15          1994 Management Equity Investment Plan (the "MEIP") (1)



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

*10.16         Form of Executive Agreement executed by participants in the MEIP
                (5)

*10.17         1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997
                (16)

*10.18         Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (16)

*10.19         Employee Stock Option Plan (Canada), as restated and amended as at August 15, 1997 (16)

*10.20         Employment Agreement, dated August 19, 1988, by and between
                Loewen and Tim Hogenkamp (1)

*10.21         Employment Agreement, dated March 6, 1990, by and between Loewen and Peter S. Hyndman (1)

*10.22         Employment Agreement, and Covenant Not to Compete, dated
                November 14, 1990, by and between LGII and Albert S. Lineberry,
                Sr. (1)

*10.23         Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes (1)

*10.24         Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and Corporate Services International
                Inc. (1)

*10.25         Employment Letter, dated March 10, 1995, by Raymond L. Loewen to
                Paul Wagler (5)

*10.26         Employment Agreement, dated March 17, 1995, by and between
                Loewen, LGII and Lawrence Miller (1)

*10.27.1       Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane Employment Agreement") (1)

*10.27.2       Amendment No. 1 to Shane Employment Agreement, dated February 23,
                1998, by and between Loewen and William R. Shane (16)

*10.28         Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

*10.29         Employment Agreement, dated May 1, 1996, amended July 18, 1996 by and between Loewen and Douglas J. McKinnon (5)



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

*10.30         Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert O. Wienke (5)

*10.31         Employment Agreement, dated October 3, 1997, by and between
                Loewen and F. Andrew Scott (16)

*10.32         Employment Agreement, dated October 31, 1997, by and between
                Loewen and Michael G. Weedon (16)

*10.33         Severance Agreement, dated November 4, 1997, by and between
                Loewen and Douglas J. McKinnon (16)

*10.34         Employment Agreement, dated January 30, 1998, by and between
                Loewen and Brad Stam (16)

 11            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 27            FINANCIAL DATA SCHEDULE

 99            ADDITIONAL EXHIBITS

 99.1          Stock Purchase Agreement, dated as of June 14, 1996, by and among
                Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp. (12)

 99.2          Put/Call Agreement, dated as of August 26, 1996, by and among
                Blackstone, Blackstone Offshore Capital Partners II L.P. ("Blackstone
                Offshore"), Blackstone Family Investment Partnership II L.P.
                ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and
                Loewen (15)

 99.3          Stockholders' Agreement, dated as of August 26, 1996, by and among
                Prime Succession, inc. (to be renamed Prime Succession Holdings,
                Inc.), Blackstone, Blackstone Offshore, Blackstone Family, PSI and
                LGII (12)

 99.4          Subscription Agreement, dated as of November 19, 1996, by and among
                Rose Hills Holdings Corp. ("Rose Hills"), Blackstone, Blackstone Rose
                Hills Offshore Capital Partners L.P. ("Blackstone Rose Hills"),
                Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI
                Management Direct, L.P. ("RHI") (13)

 99.5          Put/Call Agreement, dated as of November 19, 1996, by and among
                Blackstone, Blackstone Offshore, Blackstone Family, Blackstone Rose
                Hills, LGII, RDI, Loewen and RHI (13)



99.6           Stockholders' Agreement, dated as of November 19, 1996, by and among
                Rose Hills, Blackstone, Blackstone Rose Hills, Blackstone Family, RDI,
                LGII and RHI (13)


------------------
*    Compensatory plan or management contract

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

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 0-18429)

(16) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File
     No. 0-18429)