Form 10-Q
period 1998-06-30
LOEWEN GROUP INC
filed 1998-08-12
CIK 845577

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current assets
  Cash and term deposits.............................................................  $     33,316   $   36,767
  Receivables, net of allowances.....................................................       267,649      251,006
  Inventories........................................................................        36,956       34,885
  Prepaid expenses...................................................................        13,224       11,141
                                                                                       ------------  ------------
                                                                                            351,145      333,799
Prearranged funeral services.........................................................       431,317      410,379
Long-term receivables, net of allowances.............................................       608,505      553,663
Investments..........................................................................       192,697      224,008
Insurance invested assets............................................................       324,326      305,610
Cemetery property, at cost...........................................................     1,056,133      957,831
Property and equipment...............................................................       830,518      797,178
Names and reputations................................................................       703,266      633,143
Deferred income taxes................................................................       136,732      130,913
Other assets.........................................................................       187,653      156,636
                                                                                       ------------  ------------
                                                                                       $  4,822,292   $4,503,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities...........................................  $    132,756   $  160,208
  Long-term debt, current portion....................................................        47,542       43,507
                                                                                       ------------  ------------
                                                                                            180,298      203,715
Long-term debt.......................................................................     2,065,742    1,750,427
Other liabilities....................................................................       282,207      308,909
Insurance policy liabilities.........................................................       215,550      214,492
Deferred prearranged funeral services revenue........................................       431,317      410,379

Preferred securities of subsidiary...................................................        75,000       75,000

Shareholders' equity
  Common shares......................................................................     1,272,660    1,271,177
  Preferred shares...................................................................       157,146      157,146
  Retained earnings..................................................................       128,312       98,354
  Foreign exchange adjustment........................................................        14,060       13,561
                                                                                       ------------  ------------
                                                                                          1,572,178    1,540,238
                                                                                       ------------  ------------
                                                                                       $  4,822,292   $4,503,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Commitments and contingencies (Notes 3, 6 and 7)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
                                                                                    (UNAUDITED)
Revenue
  Funeral........................................................  $  152,129  $  146,567  $  324,101  $  302,110
  Cemetery.......................................................     124,545     106,980     239,818     204,415
  Insurance......................................................      26,210      22,101      49,078      43,820
                                                                   ----------  ----------  ----------  ----------
                                                                      302,884     275,648     612,997     550,345
Costs and expenses
  Funeral........................................................      95,492      88,391     194,522     180,475
  Cemetery.......................................................      90,387      71,049     167,330     135,155
  Insurance......................................................      22,311      17,101      41,932      35,090
                                                                   ----------  ----------  ----------  ----------
                                                                      208,190     176,541     403,784     350,720
                                                                   ----------  ----------  ----------  ----------
                                                                       94,694      99,107     209,213     199,625
Expenses
  General and administrative.....................................      24,380      17,562      49,084      40,245
  Depreciation and amortization..................................      20,739      16,574      40,383      33,400
                                                                   ----------  ----------  ----------  ----------
                                                                       45,119      34,136      89,467      73,645
                                                                   ----------  ----------  ----------  ----------
Earnings from operations.........................................      49,575      64,971     119,746     125,980
Interest on long-term debt.......................................      37,609      32,945      70,676      63,643
                                                                   ----------  ----------  ----------  ----------
Earnings before undernoted items.................................      11,966      32,026      49,070      62,337
Dividends on preferred securities of subsidiary..................       1,772       1,772       3,544       3,544
                                                                   ----------  ----------  ----------  ----------
Earnings before income taxes and undernoted items................      10,194      30,254      45,526      58,793
Income taxes.....................................................       1,539       7,704      10,019      15,700
                                                                   ----------  ----------  ----------  ----------
                                                                        8,655      22,550      35,507      43,093
Equity and other earnings of associated companies................       2,992       3,718       6,540       6,875
                                                                   ----------  ----------  ----------  ----------
Net earnings for the period......................................  $   11,647  $   26,268  $   42,047  $   49,968
Retained earnings, beginning of period...........................     126,442     101,388      98,354      80,117
Common share dividends...........................................      (7,496)     (7,370)     (7,496)     (7,370)
Preferred share dividends........................................      (2,281)     (2,380)     (4,593)     (4,809)
                                                                   ----------  ----------  ----------  ----------
Retained earnings, end of period.................................  $  128,312  $  117,906  $  128,312  $  117,906
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Basic earnings per Common share..................................  $     0.13  $     0.38  $     0.51  $     0.74
Fully diluted earnings per Common share..........................  $     0.13  $     0.38  $     0.51  $     0.74
Dividend per Common share........................................  $     0.10  $     0.10  $     0.10  $     0.10

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings..........................................................................  $    42,047  $    49,968
  Items not affecting cash
    Depreciation and amortization.......................................................       40,383       33,400
    Equity and other earnings of associated companies...................................       (6,540)      (6,875)
  Other, including net changes in other non-cash balances...............................     (128,313)    (146,584)
                                                                                          -----------  -----------
                                                                                              (52,423)     (70,091)
                                                                                          -----------  -----------
Investing
  Business acquisitions.................................................................     (213,408)    (271,359)
  Construction of new facilities........................................................       (8,068)      (5,358)
  Investments, net......................................................................       (2,269)     (13,860)
  Purchase of insurance invested assets.................................................     (104,533)    (136,373)
  Proceeds on disposition and maturities of insurance invested assets...................       85,816      132,094
  Purchase of property and equipment....................................................      (20,095)     (29,055)
  Proceeds on disposition of assets.....................................................        4,672       20,862
  Other.................................................................................        5,663      (20,572)
                                                                                          -----------  -----------
                                                                                             (252,222)    (323,621)
                                                                                          -----------  -----------
Financing
  Issue of Common shares, before income tax recovery....................................        1,483      443,392
  Increase in long-term debt............................................................      835,500      433,984
  Reduction in long-term debt...........................................................     (509,145)    (454,753)
  Common share dividends................................................................       (7,496)      (7,370)
  Preferred share dividends.............................................................       (4,593)      (4,809)
  Other.................................................................................      (14,164)      (1,552)
                                                                                          -----------  -----------
                                                                                              301,585      408,892
                                                                                          -----------  -----------
Increase (decrease) in cash and cash equivalents during the period......................       (3,060)      15,180
Effect of foreign exchange adjustment...................................................         (391)        (308)
Cash and cash equivalents, beginning of period..........................................       36,767       18,059
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................  $    33,316  $    32,931
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

NOTE 2. ACQUISITIONS

    During the six months ended June 30, 1998, the Company acquired 58 funeral homes and 49 cemeteries in the United States, five funeral homes and three cemeteries in Canada and two funeral homes in the United Kingdom. During the six months ended June 30, 1997, the Company acquired 47 funeral homes and 85 cemeteries in the United States and four funeral homes in Canada.

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

                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Current assets..................................................................  $    4,097  $    4,924
Prearranged funeral services....................................................      12,074      12,848
Long-term receivables, net of allowances........................................       6,164      54,460
Cemetery property, at cost......................................................      78,897     178,299
Property and equipment..........................................................      35,515      40,217
Names and reputations...........................................................      77,760      25,523
Other assets....................................................................      13,610         179
                                                                                  ----------  ----------
                                                                                     228,117     316,450
Current liabilities.............................................................         (37)     (1,692)
Long-term debt..................................................................      (2,469)       (390)
Other liabilities...............................................................        (129)    (30,161)
Deferred prearranged funeral services revenue...................................     (12,074)    (12,848)
                                                                                  ----------  ----------
                                                                                  $  213,408  $  271,359
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Consideration
  Cash, including assumed debt repaid at closing................................  $  194,107  $  264,659
  Debt..........................................................................      19,301       4,804
  Common shares.................................................................          --       1,896
                                                                                  ----------  ----------
Purchase Price..................................................................  $  213,408  $  271,359
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended June 30, 1998 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Revenues........................................................................  $  624,116  $  575,893
Net earnings....................................................................  $   42,262  $   50,499
Basic earnings per share........................................................  $     0.51  $     0.75
Fully diluted earnings per share................................................  $     0.51  $     0.74

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

    The Company accounts for its investment in Prime preferred stock by the cost method. For the six months ended June 30, 1998, income of $3,493,000 (1997--$3,175,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its proportionate share of the net earnings (loss) of Prime after deducting the payment-in-kind dividend. For the six months ended June 30, 1998, a loss of $1,067,000 (1997--loss of $1,056,000) was recorded representing the Company's proportionate share of the loss attributable to the Prime common stock.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. INVESTMENTS (CONTINUED)
    Summarized financial data for Prime are presented as follows:

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              --------------------  --------------------
                                                                1998       1997       1998       1997
                                                              ---------  ---------  ---------  ---------
Income statement information:
  Revenue...................................................  $  25,113  $  24,364  $  51,698  $  48,559
  Gross margin..............................................      8,330      8,572     18,204     17,253
  Earnings from operations..................................      4,690      5,047     10,995     10,118
  Payment-in-kind dividend..................................      1,746      1,588      3,493      3,175
  Net loss attributable to common shareholders..............     (3,245)    (2,309)    (4,894)    (4,846)

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  1998         1997
                                                                               ----------  ------------
Balance sheet information:
  Current assets.............................................................  $   20,709   $   25,694
  Non-current assets.........................................................     370,107      369,412
                                                                               ----------  ------------
  Total assets...............................................................     390,816      395,106

  Current liabilities........................................................      13,092       14,964
  Non-current liabilities....................................................     252,717      253,734
                                                                               ----------  ------------
  Total liabilities..........................................................     265,809      268,698

  Shareholders' equity.......................................................     125,007      126,408

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

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the six months ended June 30, 1998, income of $4,730,000 (1997--$4,300,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the six months ended June 30, 1998, a loss of $646,000 (1997--loss of $755,000) was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

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

    Summarized financial data for RH Holdings are presented as follows:

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Income statement information:
  Revenue.............................................................  $  19,638  $  18,246  $  42,248  $  36,096
  Gross margin........................................................     16,735     15,452     35,604     30,823
  Earnings from operations............................................      4,424      4,262     11,276      9,168
  Payment-in-kind dividend............................................      2,365      2,150      4,730      4,300
  Net loss attributable to common shareholders........................     (2,179)    (2,053)    (3,161)    (3,693)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
Balance sheet information:
  Current assets.......................................................................  $   20,083   $   17,117
  Non-current assets...................................................................     297,474      294,934
                                                                                         ----------  ------------
  Total assets.........................................................................     317,557      312,051

  Current liabilities..................................................................      19,904       15,780
  Non-current liabilities..............................................................     168,826      169,013
                                                                                         ----------  ------------
  Total liabilities....................................................................     188,730      184,793

  Shareholders' equity.................................................................     128,827      127,258

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. LONG-TERM DEBT

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Bank revolving credit agreements.....................................................  $    151,449   $  264,729
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2000....       105,140      105,140
9.62% Series D senior amortizing notes due in 2003...................................        51,429       51,429
6.49% Series E senior amortizing notes due in 2004...................................        42,857       50,000
7.50% Series 1 senior notes due in 2001..............................................       225,000      225,000
7.75% Series 3 senior notes due in 2001..............................................       125,000      125,000
8.25% Series 2 and 4 senior notes due in 2003........................................       350,000      350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000)..........................       135,906      139,948
7.20% Series 6 senior notes due in 2003..............................................       200,000           --
7.60% Series 7 senior notes due in 2008..............................................       250,000           --
6.70% PATS senior notes..............................................................       300,000      300,000
Present value of notes issued for legal settlements discounted at an effective
  interest rate of 7.75%.............................................................        38,147       39,115
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%....................................................        19,785       24,515
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries.......................................................................       118,571      119,058
                                                                                       ------------  ------------
                                                                                          2,113,284    1,793,934
Less current portion.................................................................        47,542       43,507
                                                                                       ------------  ------------
                                                                                       $  2,065,742   $1,750,427
                                                                                       ------------  ------------
                                                                                       ------------  ------------

(a) In 1996, the Company, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis. The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by the Company of substantially all of its subsidiaries and a guarantee by substantially all the Company's subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral and guarantees are held by a trustee for the equal and ratable benefit of the various holders of pari passu indebtedness. The senior lenders consist principally of the lenders under the senior amortizing notes, senior notes and bank revolving and term credit agreements as well as the holders of certain letters of credit. At June 30, 1998, the indebtedness owed to the senior lending group subject to the collateral trust arrangement, including holders of certain letters of credit, aggregated $1,988,000,000.

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

(c) In May 1998, LGII completed a private placement in the United States of $200,000,000 of 7.20% Series 6 Senior Guaranteed Notes due 2003 (the "Series 6 senior notes") and $250,000,000 of 7.60%

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. LONG-TERM DEBT (CONTINUED)
Series 7 Senior Guaranteed Notes due 2008 (the "Series 7 senior notes"). The net proceeds from the Series 6 and 7 senior notes were used to repay indebtedness outstanding under the revolving credit facility. The Series 6 and 7 senior notes are guaranteed by Loewen.

(d) In March 1998, the Company amended its $1,000,000,000 revolving credit agreement to provide greater flexibility for the timing of equity and other financing alternatives. As part of the amendment, the 364-day tranche was terminated and the $750,000,000 tranche was reduced to a $600,000,000 revolving credit agreement with a three-year term.

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

    Summarized financial data for LGII are presented as follows:

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
Income statement information:
  Revenue........................................................  $  279,281  $  256,116  $  567,018  $  511,047
  Gross margin...................................................      89,687      89,852     192,071     177,126
  Earnings from operations.......................................      50,082      59,449     113,279     110,910
  Net earnings (loss)............................................     (11,537)      1,696     (11,415)      2,699

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Balance sheet information:
  Current assets.....................................................................  $    276,761   $  244,552
  Non-current assets.................................................................     4,041,045    3,688,148
                                                                                       ------------  ------------
  Total assets.......................................................................     4,317,806    3,932,700

  Current liabilities................................................................       155,891      172,371
  Non-current liabilities............................................................     3,856,216    3,440,175
                                                                                       ------------  ------------
  Total liabilities..................................................................     4,012,107    3,612,546

  Shareholders' equity...............................................................       305,699      320,154

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

NOTE 6. LEGAL PROCEEDINGS

CLASS ACTIONS ALLEGING SECURITIES LAWS VIOLATIONS

    On November 4, 1995, a class action lawsuit claiming violations of federal securities laws was filed on behalf of a class of purchasers of Company securities against the Company and five individuals who were officers of the Company (four of whom were also directors) in the United States District Court for the Eastern District of Pennsylvania. LGII, Loewen Group Capital, L.P., ("LGC") and the lead underwriters (the "MIPS Underwriters") of LGC's 1994 offering of the Monthly Income Preferred Securities ("MIPS"), were subsequently added as defendants. On November 7, 1995, a class action lawsuit was filed on behalf of a class of purchasers of Common Shares against the Company and the same individual defendants in the United States District Court for the Southern District of Mississippi alleging Federal securities law violations and related common law claims. On December 1, 1995, a class action lawsuit was filed on behalf of a class of purchasers of the Company's securities against the Company, LGII, LGC and the same individual defendants in the United States District Court for the Eastern District of Pennsylvania. On June 11, 1996 all claims against the MIPS Underwriters were dismissed without prejudice, by agreement of the parties. The cases were consolidated before the District Court of the Eastern District of Pennsylvania. A Consolidated and Amended Class Action Complaint was filed on September 16, 1996.

    The parties have agreed to a settlement of all claims in the action. The District Court entered an order approving the settlement on April 21, 1998, which became effective May 21, 1998. No objections to the settlement were filed, and no appeal was filed from the order of approval. The settlement provides for the payment by the Company on behalf of all defendants of $5,000,000, plus up to $100,000 for costs of notice and 50% of the costs of administration of the settlement.

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris Holding Corporation ("Osiris") and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane are employees of the Company and LGII. Mr. Miller is currently a director of the Company.

    The complaint alleged that Osiris breached the terms of a Second Amended and Restated Shareholders' Agreement among Messrs. Esner, Miller and Shane (the "Shareholders' Agreement") by attempting to repurchase shares of Osiris held by the Esner Estate (the "Esner Shares") without complying with the terms of the Shareholders' Agreement, and that the Law Firm breached its fiduciary duty and committed

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
malpractice in connection with the drafting of the Shareholders' Agreement and its representation of Esner and Osiris. The Executors asked the Court (i) to have the value of Osiris reappraised pursuant to the terms of the Shareholders' Agreement and (ii) to require Osiris to repurchase the Esner Shares pursuant to a new appraisal and the alleged terms of the Shareholders' Agreement or, alternatively, to pay the Esner Estate the fair value of the Esner Shares as determined by the new appraisal.

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

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against Loewen, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company filed a motion to dismiss the complaint for failure to join an indispensable party. That motion was granted on March 30, 1998. Plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals for the First Circuit, but later withdrew it. It is foreseeable that plaintiffs will reassert their claims as counterclaims to the complaint filed by the Company, described below.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
    The Company claims it has suffered damages far in excess of the amount claimed by the plaintiffs as a result of breach of contract and related torts on the part of the plaintiffs. A subsidiary of the Company has filed a complaint seeking damages in excess of $19,000,000 from the plaintiffs in the General Court of Justice of the Commonwealth of Puerto Rico. The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the Feldheim plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held in January 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the Feldheim plaintiffs' class-action claims except as to plaintiffs' "Sub Class B's" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for "Sub Class B's" claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. As of the date hereof, no discovery has taken place.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
    On April 17, 1998 the trial court in the Duffy lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the previously set October 7, 1998 hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998, but a decision has not yet been rendered. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

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

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Plaintiffs seek a class action. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the Feldheim case) and in Orleans Parish, Louisiana (the Duffy case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the Feldheim and Duffy complaints filed the Luening complaint.

    Plaintiffs allegedly hold and held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that (i) the defendants charged them for certain funeral services, including the services of a funeral director and staff, a funeral ceremony, care of the deceased, automotive services and a casket, even though these services were allegedly covered by their policies, and (ii) the defendants have been unjustly enriched through the payment of services allegedly covered under the plaintiffs' policies, and the plaintiffs are therefore entitled to restitution of those payments. Plaintiffs' complaint seeks compensatory and nonpecuniary damages and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages in their complaint. As of the date hereof, no discovery has taken place, it is not possible to predict the final outcome of this legal proceeding, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs.

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

NOTE 6. LEGAL PROCEEDINGS (CONTINUED)
ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

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

NOTE 7. SUBSEQUENT EVENTS

(a) ACQUISITIONS

    During the period from July 1, 1998 to July 31, 1998, the Company acquired 16 funeral homes and 10 cemeteries. The aggregate cost of these transactions was approximately $35,000,000.

    As of July 31, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $130,600,000.

(b) SALE OF FIRST CAPITAL LIFE INSURANCE COMPANY OF LOUISIANA

    In July 1998, the Company announced that it has entered into an agreement to sell First Capital Life Insurance Company of Louisiana for gross proceeds to the Company of approximately $24,000,000 and a pre-tax gain of approximately $5,000,000. The sale, which is subject to certain conditions including insurance regulatory approvals, is expected to close in the second half of 1998.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
EARNINGS
Net earnings in accordance with Canadian GAAP.........................  $  11,647  $  26,268  $  42,047  $  49,968
Less effects of differences in accounting for:
  Income taxes........................................................     (1,405)       898     (1,766)     1,364
  Insurance operations................................................        881       (278)     1,582        245
  Stock options.......................................................         --       (174)       (36)      (174)
                                                                        ---------  ---------  ---------  ---------
Net earnings in accordance with United States GAAP....................  $  11,123  $  26,714  $  41,827  $  51,403
Other comprehensive income:
  Foreign currency translation adjustments............................       (138)    (1,226)       499     (1,881)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
      the period......................................................      3,358      6,402      8,094      2,945
    Less: reclassification adjustment for gains included in net
      income..........................................................     (5,947)    (1,109)    (6,923)    (1,169)
                                                                        ---------  ---------  ---------  ---------
  Comprehensive income in accordance with United States GAAP..........  $   8,396  $  30,781  $  43,497  $  51,298
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

EARNINGS PER COMMON SHARE
Earnings per Common share in accordance with United States GAAP, are as follows:
  Basic earnings per Common share.....................................  $    0.12  $    0.39  $    0.50  $    0.76
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Diluted earnings per Common share...................................  $    0.12  $    0.38  $    0.50  $    0.75
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Basic
  Net earnings........................................................  $  11,123  $  26,714  $  41,827  $  51,403
  Less: Preferred share dividends.....................................      2,281      2,380      4,593      4,809
                                                                        ---------  ---------  ---------  ---------
  Net earnings attributable to Common shareholders....................  $   8,842  $  24,334  $  37,234  $  46,594
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Weighted average number of shares outstanding.......................     73,952     63,017     73,941     61,070
  Basic earnings per Common share.....................................  $    0.12  $    0.39  $    0.50  $    0.76
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Diluted
  Net earnings attributable to Common shareholders....................  $   8,842  $  24,334  $  37,234  $  46,594
  Add: Effect of dilutive securities other than options...............         --         --         --         --
                                                                        ---------  ---------  ---------  ---------
  Diluted earnings....................................................  $   8,842  $  24,334  $  37,234  $  46,594
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  Weighted average number of shares outstanding.......................     73,952     63,017     73,941     61,070
  Add: Incremental shares from conversion of
    dilutive options..................................................        646      1,024        475      1,207
                                                                        ---------  ---------  ---------  ---------
  Diluted shares......................................................     74,598     64,041     74,416     62,277
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  Diluted earnings per Common share...................................  $    0.12  $    0.38  $    0.50  $    0.75
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                                JUNE 30, 1998             DECEMBER 31, 1997
                                                          --------------------------  --------------------------
                                                                           UNITED                      UNITED
                                                            CANADIAN       STATES       CANADIAN       STATES
                                                              GAAP          GAAP          GAAP          GAAP
                                                          ------------  ------------  ------------  ------------
Assets
  Long-term receivables, net of allowances..............  $    608,505   $  611,129   $    553,663   $  555,472
  Investments...........................................       192,697      192,697        224,008      184,227
  Insurance invested assets.............................       324,326      332,227        305,610      312,073
  Cemetery property.....................................     1,056,133    1,447,806        957,831    1,332,987
  Names and reputations.................................       703,266      740,351        633,143      668,577
  Other assets..........................................       187,653      215,401        156,636      181,843
Liabilities and Shareholders' Equity
  Insurance policy liabilities..........................       215,550      243,025        214,492      240,750
  Other liabilities.....................................       282,207      279,029        308,909      266,903
  Deferred income taxes.................................      (136,732)     321,033       (130,913)     305,166
  Common shares.........................................     1,272,660    1,298,992      1,271,177    1,297,443
  Retained earnings.....................................       128,312      109,302         98,354       79,564
  Unrealized gains (losses) on securities available for
    sale, net of tax....................................            --        6,383             --        5,212
  Foreign exchange adjustment...........................        14,060      (14,676)        13,561      (15,170)

(c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Debt and shares issued on acquisitions......................................................  $  19,301  $   6,700
Note receivable from sale of subsidiaries...................................................     15,725     15,725
Dividends payable on common and preferred shares............................................      9,562      9,718

(d) RECENT ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" is effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred.

    Management has not determined the impact of these recent accounting standards on its consolidated financial statements.

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

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

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

   4.32    Form of Global "PATS" Senior Guaranteed Note due 2009 of LGII (14)

   4.33    Form of Physical "PATS" Senior Guaranteed Note due 2009 of LGII (14)

   4.34    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (14)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (7)

   4.37    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes

   4.38    Form of Senior Guarantee of Series 6 and 7 Notes (included in Exhibit 4.37)

   4.39    Form of Global Series 6 and 7 Notes (included in Exhibit 4.37)

   4.40    Form of Physical Series 6 and 7 Notes (included in Exhibit 4.37)

   4.41    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

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

  10.4     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein (6)

  10.5     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (16)

 *10.6     Form of Indemnification Agreement with Outside Directors (11)

 *10.7     Form of Indemnification Agreement with Officers (11)

 *10.8     Form of Loewen Severance Agreement (11)

 *10.9     Loewen Severance Pay Plan (11)

 *10.10    1994 Management Equity Investment Plan (the "MEIP") (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.11    Form of Executive Agreement executed by participants in the MEIP (5)

 *10.12    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997 (16)

 *10.13    Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (16)

 *10.14    Employee Stock Option Plan (Canada), as restated and amended as at March 11, 1998 (16)

 *10.15    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp (1)

 *10.16    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between LGII and Albert S. Lineberry, Sr. (1)

 *10.17    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes (1)

 *10.18    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc. (1)

 *10.19    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (5)

 *10.20    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.21.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.21.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (16)

 *10.22    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

 *10.23    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (5)

 *10.24    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott (16)

 *10.25    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (16)

 *10.26    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (16)

 *10.27    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (16)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (12)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

 (7) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

 (8) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 3, 1995 (File No. 0-18429)

(11) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(14) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(16) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

FILING DATE                         ITEM NUMBER         DESCRIPTION
----------------------------  ------------------------  ----------------------------------------------------------
May 8, 1998 (dated May 7,     Item 5. Other Events      Press release announcing first quarter financial results
1998)

May 19, 1998 (dated May 15,   Item 5. Other Events      Press releases announcing (i) cash dividends on Common and
1998)                                                   Preferred Shares, and (ii) planned U.S. $400 Million Debt
                                                        Private Placement

May 29, 1998 (dated May 28,   Item 5. Other Events      Press release announcing completion of $450 Million Debt
1998)                                                   Offering

June 23, 1998 (dated June     Item 5. Other Events      Press release announcing consolidation of operational and
22, 1998)                                               administrative functions

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE LOEWEN GROUP INC.

Date:  August 12, 1998                         By:    /s/ PAUL WAGLER
                                               Name:  Paul Wagler
                                               Title:   SENIOR VICE-PRESIDENT, FINANCE
                                               AND CHIEF FINANCIAL OFFICER

Date:  August 12, 1998                         By:    /s/ DWIGHT K. HAWES
                                               Name:  Dwight K. Hawes
                                               Title:   SENIOR VICE-PRESIDENT, CORPORATE
                                                 CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

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

   4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

   4.32    Form of Global "PATS" Senior Guaranteed Note due 2009 of LGII (14)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.33    Form of Physical "PATS" Senior Guaranteed Note due 2009 of LGII (14)

   4.34    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (14)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (7)

   4.37    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes

   4.38    Form of Senior Guarantee of Series 6 and 7 Notes (included in Exhibit 4.37)

   4.39    Form of Global Series 6 and 7 Notes (included in Exhibit 4.37)

   4.40    Form of Physical Series 6 and 7 Notes (included in Exhibit 4.37)

   4.41    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

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

  10.4     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein (6)

  10.5     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (16)

 *10.6     Form of Indemnification Agreement with Outside Directors (11)

 *10.7     Form of Indemnification Agreement with Officers (11)

 *10.8     Form of Loewen Severance Agreement (11)

 *10.9     Loewen Severance Pay Plan (11)

 *10.10    1994 Management Equity Investment Plan (the "MEIP") (1)

 *10.11    Form of Executive Agreement executed by participants in the MEIP (5)

 *10.12    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997 (16)

 *10.13    Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (16)

 *10.14    Employee Stock Option Plan (Canada), as restated and amended as at March 11, 1998 (16)

 *10.15    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.16    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between LGII and Albert S. Lineberry, Sr. (1)

 *10.17    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes (1)

 *10.18    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc. (1)

 *10.19    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (5)

 *10.20    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.21.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.21.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (16)

 *10.22    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

 *10.23    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (5)

 *10.24    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott (16)

 *10.25    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (16)

 *10.26    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (16)

 *10.27    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (16)

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

 (7) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

 (8) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 3, 1995 (File No. 0-18429)

(11) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(12) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(13) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(14) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(16) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)