Form 10-Q/A
period 1998-06-30
LOEWEN GROUP INC
filed 1998-08-13
CIK 845577

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

                  For the quarterly period ended June 30, 1998

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       for the transition period from                 to

                         Commission file number 1-12163

                                ----------------

                             THE LOEWEN GROUP INC.

             (Exact name of registrant as specified in its charter)

                                ----------------

       BRITISH COLUMBIA             98-0121376
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)       Number)

                              4126 NORLAND AVENUE
                   BURNABY, BRITISH COLUMBIA, CANADA V5G 3S8

              (Address of principal executive offices) (Zip Code)

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of July 31, 1998 was 73,989,308.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                           ---------

PART I.    FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS
           as of June 30, 1998 and December 31, 1997.....................................................          1

           CONSOLIDATED STATEMENTS OF OPERATIONS AND
             RETAINED EARNINGS
           for the Three Months Ended June 30, 1998 and 1997 and
             the Six Months Ended June 30, 1998 and 1997.................................................          2

           CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
           for the Six Months Ended June 30, 1998 and 1997...............................................          3

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS............................................          4

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS............................................................................         19

PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS.....................................................................         29

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................         32

           ITEM 5. OTHER INFORMATION.....................................................................         32

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................         34

SIGNATURES...............................................................................................         40

This Form 10-Q was re-filed on August 13, 1998 because the first two pages were inadvertently omitted in the original filing.

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