Form 10-Q/A
period 1998-06-30
LOEWEN GROUP INC
filed 1998-08-18
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-Q/A

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

    This Form 10-Q/A was re-filed on August 18, 1998 because pages 19 to 33 were inadvertently omitted in the original filing.

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at July 31, 1998, the Company operated 1,123 funeral homes and 546 cemeteries throughout North America. During 1997, the Company expanded into the United Kingdom and now operates 26 funeral homes there. The Company also operates several insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

    The funeral service industry has a number of attractive business characteristics. Historically the funeral service industry has had a low business failure risk compared with most other businesses and has not been significantly affected by economic or market cycles. According to the preliminary 1996 Business Failure Record published by The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1996 was 80 per 10,000. The 1996 business failure rate of the funeral service and crematoria industry was 12 per 10,000, among the lowest of all industries. In addition, future demographic trends are expected to contribute to the continued stability of the funeral service industry. The U.S. Department of Commerce, Bureau of the Census, projects that the number of deaths in the United States will grow at approximately 0.9% annually from 1997 through 2010. However, mortality rates are subject to fluctuation from period to period, and may be greater or less than that suggested by long-term trends. Finally, the funeral service industry in North America is highly fragmented, consisting primarily of small, stable, family-owned businesses. Management estimates that notwithstanding the increasing trend toward consolidation over the last few years, only approximately 13% of the 23,500 funeral homes and approximately 10% of the 10,500 cemeteries in North America are currently owned or operated by the five largest publicly traded North American funeral service companies.

    Historically, the Company has capitalized on these favorable industry fundamentals through a growth strategy that emphasizes three principal components; (i) improving the revenue and profitability of newly-acquired and established operations; (ii) acquiring "strategic" operations consisting predominantly of large, multi-location urban properties; and (iii) acquiring smaller funeral homes and cemeteries that offer significant synergies with existing properties. Due to the implementation of its business strategy, the Company has grown significantly.

    Although the Company has grown rapidly, the Company's recent operating results have been disappointing. Beginning in August 1997, the Company began implementing a number of management improvements and cost control measures including the closure of the Cincinnati office, field staff reductions aggregating approximately 550 employees and in June 1998, the consolidation of management functions currently in the Company's Philadelphia office to the Vancouver head office. These measures have not yet had all of the desired impact and the Company's operating results for the three months ended June 30, 1998 were significantly below expectations. Although the Company will continue to implement its plans for improvements, on July 27, 1998 the Company secured the services of the investment banking firm Salomon Smith Barney to identify and evaluate opportunities to maximize shareholder value. Such opportunities may include strategic partnerships, combinations, dispositions and capital investments in the Company.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and six months ended June 30, 1998 and 1997, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies. The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance.

                                                                                   THREE MONTHS          THREE MONTHS
                                                                                  ENDED JUNE 30         ENDED JUNE 30
                                                                               --------------------  --------------------
                                                                                 1998       1997       1998       1997
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   152.1  $   146.5       50.2       53.2
  Cemetery...................................................................      124.6      107.0       41.1       38.8
  Insurance..................................................................       26.2       22.1        8.7        8.0
                                                                               ---------  ---------
    Total....................................................................  $   302.9  $   275.6      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------

Gross margin
  Funeral....................................................................  $    56.6  $    58.2       37.2       39.7
  Cemetery...................................................................       34.2       35.9       27.4       33.6
  Insurance..................................................................        3.9        5.0       14.9       22.6
                                                                               ---------  ---------
    Total....................................................................       94.7       99.1       31.3       36.0

Expenses
  General and administrative.................................................       24.4       17.5        8.0        6.4
  Depreciation and amortization..............................................       20.7       16.6        6.8        6.0
                                                                               ---------  ---------
Earnings from operations.....................................................       49.6       65.0       16.4       23.6
Interest on long-term debt...................................................       37.6       32.9       12.4       12.0
Dividends on preferred securities of subsidiary..............................        1.8        1.8        0.6        0.6
Income taxes.................................................................        1.5        7.7       15.1       25.5
                                                                               ---------  ---------
                                                                                     8.7       22.6        2.9        8.2
Equity and other earnings of associated companies............................        3.0        3.7        1.0        1.3
                                                                               ---------  ---------
Net earnings.................................................................  $    11.7  $    26.3        3.8        9.5
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Consolidated revenue increased 9.9% to $302.9 million for the three months ended June 30, 1998 from $275.6 million during the same period in 1997, due to acquisitions. Consolidated gross margin decreased 4.5% to $94.7 million for the three months ended June 30, 1998 from $99.1 million during the same period in 1997. As a percentage of revenue, consolidated gross margin decreased to 31.3% for the three months ended June 30, 1998 from 36.0% during the comparable period in 1997, reflecting the declines in funeral home, cemetery and insurance gross margins, as discussed below.

    Funeral revenue increased 3.8% to $152.1 million for the three months ended June 30, 1998 compared to $146.5 million for the same period in 1997, due to acquisitions. The number of funeral services performed at locations in operation for the three months ended June 30, 1997 and 1998 ("Established Locations") declined by 7.8%, in part due to the low death rate experienced for the quarter. This decline, combined with a slightly lower average revenue per funeral service, had an unfavorable impact on revenue. Funeral costs of Established Locations declined only 4.2% compared to the prior year comparable period, primarily due to the fixed cost component. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 37.3% in 1998 from 40.0% in 1997. Overall funeral gross margin as a percentage of funeral revenue decreased to 37.2% in 1998 from 39.7% in 1997.

    Cemetery revenue increased 16.4% to $124.6 million for the three months ended June 30, 1998 compared to $107.0 million during the same period in 1997, due to acquisitions. Cemetery gross margin decreased to 27.4% in 1998 from 33.6% in 1997, and for Established Locations decreased to 25.9% in 1998 from 32.7% in 1997, primarily due to declines in pre-need sales, which typically generate higher margins, and partially due to lower at-need revenues. Cemetery gross margin was also unfavorably impacted by approximately $9.0 million of adjustments. These adjustments included an increase in the allowance for pre-need accounts receivable to reflect changes in experience and were partially offset by increases in investment income recognized on cemetery trust funds.

    Insurance revenue increased 18.6% to $26.2 million for the three months ended June 30, 1998 from $22.1 million during the same period in 1997. The increase in revenues was primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin decreased to 14.9% compared to 22.6% for the same period in 1997, primarily due to higher commission and other operating costs associated with the implementation of the Company's insurance products in several states. On July 27, 1998, the Company announced that it had entered into an agreement to sell First Capital Life Insurance Company of Louisiana ("First Capital") for cash proceeds of approximately $24 million and a pre-tax gain of approximately $5 million. The sale, which is subject to certain conditions including insurance regulatory approvals, is expected to close in the second half of 1998. First Capital specializes in the sale of pre-need funeral insurance sold through non-Company funeral homes. First Capital has tangible assets of approximately $88 million and annual revenues of approximately $24 million.

    United States based operations contributed over 90% of consolidated revenue for the three month periods ended June 30, 1998 and 1997.

    General and administrative expenses, as a percentage of revenue, increased to 8.0% for the three months ended June 30, 1998, compared to 6.4% for the same period in 1997. The lower percentage in 1997 was primarily due to the inclusion in 1997 of a gain before taxes of $3.0 million on the sale of certain funeral home properties. Excluding this gain, general and administrative expenses increased by $3.8 million and, as a percentage of revenue for the three months ended June 30, 1997, were 7.5%. The increase is net of the favorable effects of the restructuring and other strategic initiatives effected in the latter half of 1997.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 6.8% for the three months ended June 30, 1998, compared to 6.0% for the same period in 1997, primarily due to the fixed cost component effect of lower than expected revenues and increased deferred costs associated with financing activities.

    Interest expense on long-term debt increased by $4.7 million for the three months ended June 30, 1998 compared to the same period in 1997, primarily as a result of additional borrowings by the Company to finance its expansion programs.

    Income taxes for the three months ended June 30, 1998 were $1.5 million, resulting in an effective tax rate of 15.1% on earnings before income taxes and equity and other earnings of associated companies, compared to an effective tax rate of 25.5% during the same period in 1997. The Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    Equity and other earnings of associated companies of $3.0 million for the three months ended June 30, 1998 primarily reflects the inclusion of payment-in-kind dividends and the Company's proportionate share of the losses attributable to the common shares of Prime and Rose Hills, as described further in Note 3 to the Company's interim consolidated financial statements, and was approximately $0.7 million below earnings for the same period in 1997. Based on Prime's reported losses to date and outlook for the balance of 1998, the application of the equity method may require the Company to record 100% of Prime's earnings and losses, while discontinuing recognition of payment-in-kind dividends, in the second half of 1998. In the three months ended June 30, 1998, Prime declared $1.7 million of preferred dividends and had a loss before payment-in-kind dividends of $1.5 million. Given the current operating results and outlook at Rose Hills, management does not anticipate a similar impact with respect to Rose Hills during 1998.

    Net earnings decreased to $11.7 million for the three months ended June 30, 1998 from $26.3 million during the same period in 1997. Fully diluted earnings per share decreased to $0.13 per share in 1998 from $0.38 per share during the same period in 1997, reflecting the decrease in earnings and increase in the number of Common shares outstanding.

                                                                                    SIX MONTHS            SIX MONTHS
                                                                                  ENDED JUNE 30         ENDED JUNE 30
                                                                               --------------------  --------------------
                                                                                 1998       1997       1998       1997
                                                                               ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral....................................................................  $   324.1  $   302.1       52.9       54.9
  Cemetery...................................................................      239.8      204.4       39.1       37.1
  Insurance..................................................................       49.1       43.8        8.0        8.0
                                                                               ---------  ---------
    Total....................................................................  $   613.0  $   550.3      100.0      100.0
                                                                               ---------  ---------
                                                                               ---------  ---------

Gross margin
  Funeral....................................................................  $   129.6  $   121.6       40.0       40.3
  Cemetery...................................................................       72.5       69.3       30.2       33.9
  Insurance..................................................................        7.1        8.7       14.6       19.9
                                                                               ---------  ---------
    Total....................................................................      209.2      199.6       34.1       36.3

Expenses
  General and administrative.................................................       49.1       40.2        8.0        7.3
  Depreciation and amortization..............................................       40.4       33.4        6.6        6.1
                                                                               ---------  ---------
Earnings from operations.....................................................      119.7      126.0       19.5       22.9
Interest on long-term debt...................................................       70.7       63.7       11.5       11.6
Dividends on preferred securities of subsidiary..............................        3.5        3.5        0.6        0.6
Income taxes.................................................................       10.0       15.7       22.0       26.7
                                                                               ---------  ---------
                                                                                    35.5       43.1        5.8        7.8
Equity and other earnings of associated companies............................        6.5        6.9        1.1        1.3
                                                                               ---------  ---------
Net earnings.................................................................  $    42.0  $    50.0        6.9        9.1
                                                                               ---------  ---------
                                                                               ---------  ---------

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Consolidated revenue increased 11.4% to $613.0 million for the six months ended June 30, 1998 from $550.3 million during the same period in 1997, due to acquisitions. Consolidated gross margin increased 4.8% to $209.2 million for the six months ended June 30, 1998 from $199.6 million during the same period in 1997. As a percentage of revenue, consolidated gross margin decreased to 34.1% for the six months ended June 30, 1998 from 36.3% during the comparable period in 1997, primarily due to lower sales activity as a result of the low second quarter death rate, coupled with the decline in funeral, cemetery and insurance gross margins, as discussed below, partially offset by cost reductions from the restructuring and other strategic initiatives effected in the latter half of 1997.

    Funeral revenue increased 7.3% to $324.1 million for the six months ended June 30, 1998 compared to $302.1 million for the same period in 1997, due to acquisitions. The number of funeral services performed at locations in operation for the six months ended June 30, 1997 and 1998 ("Established Locations") declined by 4.8%, in part due to the low death rate experienced in the second quarter. This decline, combined with a slightly lower average revenue per funeral service, had an unfavorable impact on revenue. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased slightly to 40.2% in 1998 from 40.5% in 1997, as the $14.0 million decrease in revenue was partially offset by a $7.6 million decrease in costs, resulting from the decline in number of funeral services performed and restructuring and other strategic initiatives effected in the latter half of 1997. As a result, overall funeral gross margin as a percentage of funeral revenue decreased slightly to 40.0% in 1998 from 40.3% in 1997.

    Cemetery revenue increased 17.3% to $239.8 million for the six months ended June 30, 1998 compared to $204.4 million during the same period in 1997, due to acquisitions. Cemetery gross margin decreased to 30.2% in 1998 from 33.9% and for Established Locations decreased to 29.1% in 1998 from 33.3% in 1997, primarily due to a decline in pre-need sales, which typically generate higher margins, and partially due to lower at-need revenues as well as increased selling and operating expenses. Cemetery gross margin was also unfavorably impacted by approximately $7.0 million of adjustments. These adjustments included an increase in the allowance for pre-need accounts receivable to reflect changes in experience and were partially offset by increases in investment income recognized on cemetery trust funds.

    Insurance revenue increased 12.0% to $49.1 million for the six months ended June 30, 1998 from $43.8 million during the same period in 1997. The increase in revenues was primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin decreased to 14.6% compared to 19.9% for the same period in 1997, primarily due to increased benefit claims experience in the first quarter, and higher commission and other operating costs associated with the implementation of the Company's insurance products in several states. On July 27, 1998, the Company announced that it had entered into an agreement to sell First Capital for cash proceeds of approximately $24 million and a pre-tax gain of approximately $5 million. The sale, which is subject to certain conditions including insurance regulatory approvals, is expected to close in the second half of 1998. First Capital specializes in the sale of pre-need funeral insurance sold through non-Company funeral homes. First Capital has tangible assets of approximately $88 million and annual revenues of approximately $24 million.

    General and administrative expenses, as a percentage of revenue, increased to 8.0% for the six months ended June 30, 1998 compared to 7.3% for the same period in 1997. The lower percentage in 1997 was primarily due to the inclusion of a gain before taxes of $3.0 million on the sale of certain funeral home properties. Excluding this gain, general and administrative expenses increased by $5.9 million and, as a percentage of revenue for the six months ended June 30, 1997, were 7.9%. However, such increase is net of the favorable effects of the restructuring and other strategic initiatives effected in the latter half of 1997.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 6.6% for the six months ended June 30, 1998, compared to 6.1% for the same period in 1997, primarily due to the fixed cost component effect of lower than expected revenues and increased deferred costs associated with financing activities.

    Interest expense on long-term debt increased by $7.0 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily as a result of additional borrowings by the Company to finance its expansion programs.

    Income taxes for the six months ended June 30, 1998 were $10.0 million, resulting in an effective tax rate of 22.0% on earnings before income taxes and equity and other earnings of associated companies compared to an effective tax rate of 26.7% during the same period in 1997. The Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    Equity and other earnings of associated companies of $6.5 million for the six months ended June 30, 1998 primarily reflects the inclusion of payment-in-kind dividends and the Company's proportionate share of the losses attributable to the common shares of Prime and Rose Hills, as described further in Note 3 to the Company's interim consolidated financial statements, and was approximately $0.4 million below earnings for the same period in 1997. Based on Prime's reported losses to date and outlook for the balance of 1998, the application of the equity method may require the Company to record 100% of Prime's earnings and losses, while discontinuing recognition of payment-in-kind dividends, in the second half of 1998. In the six months ended June 30, 1998, Prime declared $3.5 million of preferred dividends and had a loss before payment-in-kind dividends of $1.4 million. Given the current operating results and outlook at Rose Hills, management does not anticipate a similar impact with respect to Rose Hills during 1998.

    Net earnings decreased to $42.0 million for the six months ended June 30, 1998 from $50.0 million during the same period in 1997. Fully diluted earnings per share decreased to $0.51 per share in 1998 from $0.74 per share during the same period in 1997, reflecting the decrease in earnings and increase in the number of Common shares outstanding.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 65 funeral homes and 52 cemeteries during the six months ended June 30, 1998 for consideration of approximately $213 million. Of these acquisitions, 58 funeral homes and 49 cemeteries were located in the United States, five funeral homes and three cemeteries were located in Canada, and two funeral homes were located in the United Kingdom. During the same period in 1997, the Company acquired 51 funeral homes and 85 cemeteries for consideration of approximately $271 million. However, in light of the Company's operating results for the three months ended June 30, 1998 and the recently announced initiative to evaluate opportunities to maximize shareholder value, the Company is reviewing its acquisition program with a goal of reducing substantially the level of acquisitions in 1998 and 1999.

    During the period July 1, 1998 to July 31, 1998, the Company acquired 16 funeral homes and 10 cemeteries. The aggregate cost of these transactions was approximately $35 million. As of July 31, 1998, the Company had signed agreements, some of which are non-binding, for the acquisition of 49 additional funeral homes and 28 additional cemeteries aggregating approximately $131 million.

    In connection with certain acquisitions, the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). In August 1996, the Company registered with the Securities and Exchange Commission 5,000,000 Common shares for issuance in connection with prospective share-for-share acquisitions. As of July 31, 1998, 752,944 of such Common shares had been issued.

    From time to time, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes and cemeteries. In addition, the Company expects to continue to combine or sell a small number of locations in order to utilize its resources to produce a better return from its assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company intends to fund the remainder of its 1998 expansion program through a combination of debt offerings and borrowings under its credit facilities (described below). The Company plans to finance principal repayments on debt primarily through the issuance of additional debt or borrowings under revolving credit facilities and plans to ensure financing is available well in advance of scheduled principal repayment dates, thereby protecting the Company's liquidity and maintaining its financial flexibility. The Company will review the timing of its next equity offering carefully in light of the Company's performance, strategic plans and market alternatives. The Company's balance sheet at June 30, 1998, as compared to December 31, 1997, reflects changes principally from acquisitions during 1998, as described in Note 2 to the Company's interim consolidated financial statements. In addition, the Company continues to expand its cemetery and funeral pre-need sales programs. The growth in cemetery pre-need sales and the related long-term receivables have contributed to the greater uses of cash than generated from operations. Cemetery pre-need sales are typically structured with low initial cash payments by the customers which do not offset the cash costs of establishing and supporting a growing pre-need sales program, including the payment of certain sales commissions. For cemetery pre-need sales, the balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability and, accordingly, the increase in the level of pre-need cemetery sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its acquisition program, the Company's long-term debt/equity ratio typically has risen to the high end of the range, and then has been reduced substantially by an equity issue. At June 30, 1998, the Company's long-term debt/equity ratio was 1.3:1.

    In May 1998, LGII consummated a private placement in the United States of $200 million of 7.20% Series 6 Senior Guaranteed Notes due 2003 and $250 million of 7.60% Series 7 Senior Guaranteed Notes due 2008 (the "Series 6 and 7 Senior Notes"). The net proceeds from the Series 6 and 7 Senior Notes were used to repay indebtedness outstanding under the revolving credit facility.

INDEBTEDNESS

    The Company has a $600 million revolving credit facility that matures in March 2001 (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest at alternative market rates selected by LGII. As at July 31, 1998, the amount outstanding under the Revolving Credit Facility was $208 million, and such amount bore interest at 7.53% per annum. The Revolving Credit Facility is secured in the manner described below under "Collateral Trust Agreement."

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

    In addition to the Series 6 and 7 Senior Notes, LGII also has outstanding four other series of senior guaranteed notes aggregating $700 million (the "Series 1-4 Senior Notes") issued in March and October of 1996. The Series 1-4 Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.50% to 8.25% and have initial terms of five to seven years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $43 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    Loewen has outstanding Cdn. $200 million of 6.10% Series 5 Guaranteed Notes, due 2002 (the "Series 5 Senior Notes"). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement." In addition, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $51 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and an initial term of ten years. Loewen also has a Cdn. $50 million revolving credit facility (the "Canadian Revolving Credit Facility"), which will be reduced to $5 million in September 1998. A subsidiary of Loewen has a $105 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan").

COLLATERAL TRUST AGREEMENT

    In 1996 Loewen, LGII and their senior lenders entered into a collateral trust arrangement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The collateral includes (i) a pledge for the benefit of the senior lenders of the shares of capital stock held by Loewen of substantially all of its subsidiaries and a guarantee by substantially all the Company's subsidiaries and (ii) all of the financial assets of LGII (including the shares of the capital stock held by LGII of various subsidiaries) (collectively, the "Collateral"). The Collateral and guarantees are held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the Series 1-7 Senior Notes, the Series D and E Amortizing Notes, the Revolving Credit Facility, the Canadian Revolving Credit Facility, the MEIP Loan, and the PATS Senior Notes, as well as the holders of certain letters of credit.

RESTRICTIONS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions, provisions requiring the Company to maintain specified financial ratios and provisions limiting the payment of dividends on Common shares and preferred shares, the encumbrance of assets, payments to subsidiaries, the redemption or repurchase of shares, dispositions of assets, additional debt, transactions with interested persons, sales of preferred stock, sale-leaseback transactions and merger and acquisitions. At June 30, 1998, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement.

    In connection with the issuance of the Monthly Income Preferred Securities ("MIPS") by Loewen Group Capital, L.P. ("LGC") in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 5 to the Company's interim consolidated financial statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

SHARE REPURCHASE PROGRAM

    In September 1997, the Company announced that it may, from time to time and until September 1998 subject to market and other conditions, repurchase up to approximately 3,600,000 of its Common shares and up to 440,000 of its Series C Preferred shares, through the facilities of the Toronto Stock Exchange, the Montreal Exchange and the New York Stock Exchange. As at July 31, 1998, no share repurchases had been made.

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

IMPACT OF THE YEAR 2000 ISSUE

OVERVIEW

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.

THE COMPANY'S STATE OF READINESS

    During the past two years, the Company has been evaluating and assessing its existing informational computer systems, as well as non-informational systems, and determined that it will be necessary to modify or replace certain portions of its software so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts receivable and payable, etc., required modification or replacement. Continued accurate and timely information processing and reporting is critical to the ongoing operations of the Company. Similarly, non-informational systems, such as communications systems, security systems, etc., are critical to the safe and uninterrupted performance of the Company. The evaluation of the non-informational systems determined that all significant areas are or will be Year 2000 compliant and pose no significant risks.

    As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by mid-1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established a task force and a review process to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis. A summary of the Company's work plan and status is as follows:

                                                            EVALUATION      YEAR 2000    COMPLETION
                        FUNCTION                              COMPLETE      COMPLIANT       DATE
---------------------------------------------------------  -------------  -------------  -----------
Corporate................................................          Yes            Yes        N/A
Funeral Home Operations..................................          Yes             No       2Q 1999
Cemetery Operations......................................          Yes             No       2Q 1999
Insurance Operations.....................................          Yes            Yes        N/A

    In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

    The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company is currently gathering information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment is expected to be completed by the fourth quarter of 1998. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    To date, management estimates that the total cost incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been less than $1 million, and is not material to the operating results or financial position of the Company. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be less than $7 million. Funding for addressing Year 2000 Issues will be achieved with operating funds of the Company.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is likely that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, may be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

THE COMPANY'S CONTINGENCY PLANS

    Though the Company's Year 2000 Issue work plan is believed to be adequate to achieve full system compliance on a timely basis, there may be circumstances that could prevent timely implementation. Accordingly, the Company has designed its work plan to address this potential occurrence. First, the work plan has been designed to ensure that the most critical systems and areas are addressed first, and in a manner that provides adequate time to remediate and test thoroughly. Second, the Company has secured external expert resources to assist in evaluation, assessment, prioritization and implementation of the work plan to further ensure its success. Third, in the event the Company is unable to completely remediate a system, the Company has sought to develop, where necessary, an alternative solution as a back-up plan, such as developing a "parallel" remediation effort (i.e., modifying an existing system to ensure it is Year 2000 compliant at the same time such system is being completely replaced). The Company will continue to monitor and adjust its contingency plan needs in conjunction with the progress made on the primary work plan.

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

ESNER ESTATE

    On February 1, 1995, Stuart B. Esner and Sandra Esner (the "Executors") as co-executor for the Estate of Gerald F. Esner (the "Esner Estate") filed an action in the Court of Common Pleas of Bucks County, Pennsylvania against Osiris Holding Corporation ("Osiris") and a law firm (the "Law Firm") that previously represented Osiris and its principal shareholders, Gerald F. Esner, Lawrence Miller and William R. Shane. Messrs. Miller and Shane are employees of the Company and LGII and Mr. Miller is currently a director of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Annual General Meeting of Shareholders of Loewen (the "AGM") was held on May 14, 1998.

(b) Not applicable, because (i) proxies for the AGM were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected.

(c) The following matters were voted upon at the meeting:

                                                                                 NUMBER OF VOTES
                                                               ---------------------------------------------------
                                                                                          WITHHELD/      BROKER
                                                                   FOR        AGAINST    ABSTENTIONS    NON-VOTES
                                                               ------------  ----------  ------------  -----------
Election of directors
  The Honorable J. Carter Beese..............................    42,268,629     n/a           217,250      --
  James D. McLennan..........................................    42,268,669     n/a           217,210      --
  Kenneth T. Stevenson.......................................    42,268,559     n/a           217,320      --

Appointment of KPMG as auditors..............................    42,385,408     n/a            67,909      --

Authorization of directors to fix the remuneration to be paid
  to the auditors............................................    42,316,320      82,198        86,821      --

Amendments to the Employee Stock Option Plan (International)
  to increase the number of Common Shares issuable thereunder
  by 400,000.................................................    36,225,341   5,683,458       410,300      --

Amendments to the Employee Stock Option Plan (Canada) to
  increase the number of Common Shares issuable thereunder by
  700,000....................................................    23,132,451   6,676,428    12,592,146      --

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    Management believes that the aggregate purchase price for acquisitions in 1998 will approximate $350 million. In 1998, funeral gross margin is expected to be approximately 40% and cemetery gross margin is expected to be approximately 30%. The foregoing statement and certain other statements made in this Form 10-Q, in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, the following important factors, among others, could cause acquisition levels and other future results to differ materially from estimates, predictions or projections.

    1. ACQUISITION LEVELS. The funeral services industry acquisition market is extremely competitive. The Company's competition for acquisitions includes four publicly-traded companies with significant United States operations. Aggressive pricing by the Company's competitors, particularly for strategic operations, may result in increased acquisition costs. The timing and certainty of completion of potential acquisitions are based on many factors, including the availability of financing. In light of the Company's first-half 1998 operating results and recently announced initiative to evaluate opportunities to maximize shareholder value, the Company has reduced its estimate of 1998 acquisitions from $500 million to $350 million. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

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