Form 10-Q
period 1998-09-30
LOEWEN GROUP INC
filed 1998-11-13
CIK 845577

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

               For the quarterly period ended September 30, 1998

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
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification
                                               Number)

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of October 31, 1998 was 74,053,838.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                           ---------

PART I.    FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS
           as of September 30, 1998 and December 31, 1997................................................          1

           CONSOLIDATED STATEMENTS OF OPERATIONS AND
             RETAINED EARNINGS
           For the Three Months Ended September 30, 1998 and 1997 and
             the Nine Months Ended September 30, 1998 and 1997...........................................          2

           CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
           for the Nine Months Ended September 30, 1998 and 1997.........................................          3

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS............................................          4

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS............................................................................         18

PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS.....................................................................         30

           ITEM 5. OTHER INFORMATION.....................................................................         32

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................         34

SIGNATURES...............................................................................................         40

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)    (RESTATED,
                                                                                                     SEE NOTE 2)
                                                     ASSETS
Current assets
  Cash and term deposits...........................................................   $    49,182    $    36,767
  Receivables, net of allowances...................................................       242,578        251,006
  Inventories......................................................................        35,390         34,885
  Prepaid expenses.................................................................        12,181         11,141
                                                                                     -------------  -------------
                                                                                          339,331        333,799
Prearranged funeral services.......................................................       437,987        410,379
Long-term receivables, net of allowances...........................................       628,329        553,663
Investments........................................................................       193,542        224,008
Insurance invested assets..........................................................       243,812        305,610
Cemetery property, at cost.........................................................     1,475,546      1,332,987
Property and equipment.............................................................       838,359        797,178
Names and reputations..............................................................       745,443        666,578
Other assets.......................................................................       273,794        156,636
                                                                                     -------------  -------------
                                                                                      $ 5,176,143    $ 4,780,838
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness.............................................................   $    71,654    $        --
  Accounts payable and accrued liabilities.........................................       166,730        160,208
  Long-term debt, current portion..................................................        47,680         43,507
                                                                                     -------------  -------------
                                                                                          286,064        203,715
Long-term debt.....................................................................     2,066,127      1,750,427
Other liabilities..................................................................       357,639        308,909
Insurance policy liabilities.......................................................       153,006        214,492
Deferred income taxes..............................................................       287,121        300,145
Deferred prearranged funeral services revenue......................................       437,987        410,379

Preferred securities of subsidiary.................................................        75,000         75,000

Shareholders' equity
  Common shares....................................................................     1,274,063      1,271,177
  Preferred shares.................................................................       157,146        157,146
  Retained earnings................................................................        69,205         75,624
  Foreign exchange adjustment......................................................        12,785         13,824
                                                                                     -------------  -------------
                                                                                        1,513,199      1,517,771
                                                                                     -------------  -------------
                                                                                      $ 5,176,143    $ 4,780,838
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Commitments and contingencies (Notes 4, 7, 8 and 9)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                    1998        1997        1998        1997
                                                  ---------  -----------  ---------  -----------
                                                             (RESTATED,              (RESTATED,
                                                             SEE NOTE 2)             SEE NOTE 2)
                                                                   (UNAUDITED)
Revenue
  Funeral.......................................  $ 152,068   $ 140,400   $ 476,169   $ 442,510
  Cemetery......................................     89,883     109,559     329,701     313,974
  Insurance.....................................     23,257      24,177      72,335      67,997
                                                  ---------  -----------  ---------  -----------
                                                    265,208     274,136     878,205     824,481
Costs and expenses
  Funeral.......................................    101,690      97,640     296,212     278,115
  Cemetery......................................     80,351      83,122     249,909     221,292
  Insurance.....................................     19,574      20,885      61,506      55,975
                                                  ---------  -----------  ---------  -----------
                                                    201,615     201,647     607,627     555,382
                                                  ---------  -----------  ---------  -----------
                                                     63,593      72,489     270,578     269,099
Expenses
  General and administrative....................     44,464      46,187      93,480      85,358
  Restructuring costs...........................         --      36,911          --      36,911
  Depreciation and amortization.................     29,774      17,912      70,554      51,695
                                                  ---------  -----------  ---------  -----------
                                                     74,238     101,010     164,034     173,964
                                                  ---------  -----------  ---------  -----------
Earnings (loss) from operations.................    (10,645)    (28,521)    106,544      95,135
Interest on long-term debt......................     41,477      30,609     112,153      94,252
Loss on early extinguishment of debt............         --       7,673          --       7,673
                                                  ---------  -----------  ---------  -----------
Loss before undernoted items....................    (52,122)    (66,803)     (5,609)     (6,790)
Dividends on preferred securities of
  subsidiary....................................      1,772       1,772       5,316       5,316
                                                  ---------  -----------  ---------  -----------
Loss before income taxes and undernoted items...    (53,894)    (68,575)    (10,925)    (12,106)
Income taxes....................................    (19,873)    (25,647)    (10,645)    (13,636)
                                                  ---------  -----------  ---------  -----------
                                                    (34,021)    (42,928)       (280)      1,530
Equity and other earnings of associated
  companies.....................................      1,583       2,599       8,123       9,474
                                                  ---------  -----------  ---------  -----------
Net earnings (loss) for the period..............  $ (32,438)  $ (40,329)  $   7,843   $  11,004
Retained earnings, beginning of period..........    103,816      97,459      75,624      58,305
Common share dividends..........................         --          --      (7,496)     (7,370)
Preferred share dividends.......................     (2,173)     (2,383)     (6,766)     (7,192)
                                                  ---------  -----------  ---------  -----------
Retained earnings, end of period................  $  69,205   $  54,747   $  69,205   $  54,747
                                                  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------

Basic earnings (loss) per Common share..........  $   (0.47)  $   (0.58)  $    0.01   $    0.06
Fully diluted earnings (loss) per Common
  share.........................................  $   (0.47)  $   (0.58)  $    0.01   $    0.06
Dividend per Common share.......................  $      --   $      --   $    0.10   $    0.10

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1998         1997
                                                                      ---------  ------------
                                                                                  (RESTATED,
                                                                                 SEE NOTE 2)
                                                                            (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings......................................................  $   7,843   $   11,004
  Items not affecting cash
    Depreciation and amortization...................................     70,554       51,695
    Equity and other earnings of associated companies...............     (8,123)      (9,474)
    Restructuring...................................................         --       14,631
  Other, including net changes in other non-cash balances...........    (82,660)    (188,832)
                                                                      ---------  ------------
                                                                        (12,386)    (120,976)
                                                                      ---------  ------------
Investing
  Business acquisitions.............................................   (264,881)    (425,947)
  Construction of new facilities....................................    (13,538)     (11,754)
  Investments, net..................................................     (1,384)     (12,501)
  Purchase of insurance invested assets.............................   (142,775)    (197,952)
  Proceeds on disposition and maturities of insurance invested
    assets..........................................................    118,139      190,788
  Purchase of property and equipment................................    (36,028)     (43,583)
  Proceeds on disposition of assets.................................      7,978       20,738
  Other.............................................................    (18,732)     (12,454)
                                                                      ---------  ------------
                                                                       (351,221)    (492,665)
                                                                      ---------  ------------
Financing
  Issue of Common shares, before income tax recovery................      2,886      452,888
  Increase in long-term debt........................................    967,139    1,182,904
  Reduction in long-term debt.......................................   (633,924)  (1,003,808)
  Common share dividends............................................     (7,496)      (7,370)
  Preferred share dividends.........................................     (6,766)      (7,192)
  Current indebtedness..............................................     71,654           --
  Other.............................................................    (15,965)      (2,767)
                                                                      ---------  ------------
                                                                        377,528      614,655
                                                                      ---------  ------------
Increase in cash and cash equivalents during the period.............     13,921        1,014
Effect of foreign exchange adjustment...............................     (1,506)        (485)
Cash and cash equivalents, beginning of period......................     36,767       18,059
                                                                      ---------  ------------
Cash and cash equivalents, end of period............................  $  49,182   $   18,588
                                                                      ---------  ------------
                                                                      ---------  ------------

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

NOTE 2. CHANGE IN ACCOUNTING POLICY

    In the third quarter of 1998, the Company changed its policy for accounting for income taxes by adopting the provisions of Section 3465, Income Taxes, of the Handbook of the Canadian Institute of Chartered Accountants. Under this standard, current income taxes are recognized for the estimated income taxes payable for the current period. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

    The provisions were applied retroactively with restatement of prior period financial statements to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for its financial statement amounts presented under United States generally accepted accounting principles. As a result of adopting the new Canadian standard, the cumulative effect to opening retained earnings at January 1, 1997 was a decrease of $21,812,000. The cumulative effect on the consolidated balance sheet at September 30, 1998 is an increase in cemetery property and names and reputations of approximately $426,000,000 (December 31, 1997--$409,000,000) primarily due to effects of acquisition accounting and a corresponding increase in deferred income tax liability of approximately $452,000,000 (December 31, 1997--$431,000,000). The effect on the consolidated statement of operations for the nine months ended September 30, 1998 was a decrease to net earnings of approximately $2,900,000 (1997--increase of $1,900,000).

NOTE 3. ACQUISITIONS

    During the nine months ended September 30, 1998, the Company acquired 61 funeral homes and 62 cemeteries in the United States, five funeral homes and three cemeteries in Canada and 16 funeral

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. ACQUISITIONS (CONTINUED)
homes in the United Kingdom. During the nine months ended September 30, 1997, the Company acquired 80 funeral homes and 145 cemeteries in the United States and 22 funeral homes in Canada.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the Consolidated Balance Sheet is shown below.

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                                1998         1997
                                                             -----------  -----------
                                                                          (RESTATED,
                                                                              SEE
                                                                            NOTE 2)
Current assets.............................................   $   6,068    $   6,186
Prearranged funeral services...............................      14,574       22,766
Long-term receivables, net of allowances...................       7,699       74,811
Cemetery property, at cost.................................     123,824      369,220
Property and equipment.....................................      41,174       71,092
Names and reputations......................................     101,143       77,330
Other assets...............................................      13,304          193
                                                             -----------  -----------
                                                                307,786      621,598
Current liabilities........................................      (2,093)      (4,029)
Long-term debt.............................................      (2,928)      (2,291)
Other liabilities..........................................        (717)     (53,795)
Deferred income taxes......................................     (22,593)    (112,770)
Deferred prearranged funeral services revenue..............     (14,574)     (22,766)
                                                             -----------  -----------
                                                              $ 264,881    $ 425,947
                                                             -----------  -----------
                                                             -----------  -----------
Consideration
  Cash, including assumed debt repaid at closing...........   $ 239,599    $ 399,677
  Debt.....................................................      24,235       16,030
  Common shares............................................       1,047       10,240
                                                             -----------  -----------
Purchase Price.............................................   $ 264,881    $ 425,947
                                                             -----------  -----------
                                                             -----------  -----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended September 30, 1998 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. ACQUISITIONS (CONTINUED)
indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                  1998         1997
                                                                               ----------  -------------
                                                                                            (RESTATED,
                                                                                                SEE
                                                                                              NOTE 2)
Revenues.....................................................................  $  893,249   $   868,816
Net earnings.................................................................  $    6,971   $    10,817
Basic earnings per share.....................................................  $       --   $      0.06
Fully diluted earnings per share.............................................  $       --   $      0.06

NOTE 4. INVESTMENTS

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

    The Company accounts for its investment in Prime preferred stock by the cost method. For the nine months ended September 30, 1998, income of $5,239,000 (1997--$4,763,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in Prime common stock by the equity method. Under this method, the Company records its share of the net earnings
(loss) of Prime after deducting the payment-in-kind dividend. For the nine months ended September 30, 1998, a loss of $3,100,000 (1997--loss of $1,990,000)
was recorded representing the Company's share of the loss attributable to the Prime common stock. Based on Prime's reported losses to date, the application of the equity method will require the Company to record 100% of additional Prime losses in future periods.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 4. INVESTMENTS (CONTINUED)
    Summarized financial data for Prime are presented as follows:

                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              --------------------  --------------------
                                                                1998       1997       1998       1997
                                                              ---------  ---------  ---------  ---------
Income statement information:
  Revenue...................................................  $  23,691  $  22,809  $  75,389  $  71,368
  Gross margin..............................................      7,542      7,240     25,746     24,493
  Earnings from operations..................................      3,805      3,630     14,799     13,748
  Payment-in-kind dividend..................................      1,746      1,588      5,239      4,763
  Net loss attributable to common shareholders..............     (3,980)    (4,043)    (8,961)    (9,130)

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1998           1997
                                                                            -------------  ------------
Balance sheet information:
  Current assets..........................................................   $    20,677    $   25,694
  Non-current assets......................................................       370,348       369,412
                                                                            -------------  ------------
  Total assets............................................................       391,025       395,106

  Current liabilities.....................................................        11,723        14,964
  Non-current liabilities.................................................       256,616       253,734
                                                                            -------------  ------------
  Total liabilities.......................................................       268,339       268,698

  Shareholders' equity....................................................       122,686       126,408

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

    The Company accounts for its investment in RH Holdings preferred stock by the cost method. For the nine months ended September 30, 1998, income of $7,095,000 (1997--$6,450,000) was recorded representing the 10% cumulative annual payment-in-kind dividend.

    The Company accounts for its investment in RH Holdings common stock by the equity method. Under the equity method, the Company records its proportionate share of the net earnings (loss) of RH Holdings after deducting the payment-in-kind dividend. For the nine months ended September 30, 1998, a loss of $1,123,000 (1997--loss of $1,425,000) was recorded representing the Company's proportionate share of the loss attributable to the common stock of RH Holdings. The properties contributed by the Company had a net carrying value of $20,382,000. The Company has deferred a gain of $2,618,000 on the disposition of these properties and will recognize the gain if and when the properties are sold. The deferred gain is recorded in other liabilities on the consolidated balance sheet.

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

    Summarized financial data for RH Holdings are presented as follows:

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Income statement information:
  Revenue.............................................................  $  19,205  $  16,798  $  61,453  $  52,664
  Gross margin........................................................     16,046     12,801     51,650     41,266
  Earnings from operations............................................      5,103      2,789     18,268     11,727
  Payment-in-kind dividend............................................      2,365      2,150      7,095      6,450
  Net loss attributable to common shareholders........................     (2,332)    (3,277)    (5,493)    (6,970)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Balance sheet information:
  Current assets....................................................................   $    20,123    $   17,117
  Non-current assets................................................................       299,156       294,934
                                                                                      -------------  ------------
  Total assets......................................................................       319,279       312,051

  Current liabilities...............................................................        19,308        15,780
  Non-current liabilities...........................................................       171,111       169,013
                                                                                      -------------  ------------
  Total liabilities.................................................................       190,419       184,793

  Shareholders' equity..............................................................       128,860       127,258

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 5. LONG-TERM DEBT

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Bank revolving credit agreements....................................................   $   162,847    $  264,729
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2000...       105,140       105,140
9.62% Series D senior amortizing notes due in 2003..................................        42,857        51,429
6.49% Series E senior amortizing notes due in 2004..................................        42,857        50,000
7.50% Series 1 senior notes due in 2001.............................................       225,000       225,000
7.75% Series 3 senior notes due in 2001.............................................       125,000       125,000
8.25% Series 2 and 4 senior notes due in 2003.......................................       350,000       350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000).........................       130,617       139,948
7.20% Series 6 senior notes due in 2003.............................................       200,000            --
7.60% Series 7 senior notes due in 2008.............................................       250,000            --
6.70% PATS senior notes.............................................................       300,000       300,000
Present value of notes issued for legal settlements discounted at an effective
  interest rate of 7.75%............................................................        38,147        39,115
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%...................................................        19,785        24,515
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries......................................................................       121,557       119,058
                                                                                      -------------  ------------
                                                                                         2,113,807     1,793,934
Less current portion................................................................        47,680        43,507
                                                                                      -------------  ------------
                                                                                       $ 2,066,127    $1,750,427
                                                                                      -------------  ------------
                                                                                      -------------  ------------

(a) In 1996, the Company, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank revolving and term credit agreements as well as the holders of certain letters of credit. At September 30, 1998, the indebtedness owed to the senior lending group subject to the collateral trust agreement, including holders of certain letters of credit, aggregated $1,987,000,000.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 5. LONG-TERM DEBT (CONTINUED)
(c) In May 1998, LGII completed a private placement in the United States of $200,000,000 of 7.20% Series 6 Senior Guaranteed Notes due 2003 (the "Series 6 senior notes") and $250,000,000 of 7.60% Series 7 Senior Guaranteed Notes due 2008 (the "Series 7 senior notes"). The net proceeds from the Series 6 and 7 senior notes were used to repay indebtedness outstanding under the revolving credit facility. The Series 6 and 7 senior notes are guaranteed by Loewen. In September 1998, these notes were exchanged for notes registered under the Securities Act of 1933.

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

(f) The PATS senior notes are due 2009, however are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999.

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

    Summarized financial data for LGII are presented as follows:

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                              -------------------------  -------------------------
                                                                 1998         1997          1998         1997
                                                              ----------  -------------  ----------  -------------
                                                                           (RESTATED,                 (RESTATED,
                                                                           SEE NOTE 2)                SEE NOTE 2)
Income statement information:
  Revenue...................................................  $  252,382   $   255,359   $  819,400   $   766,406
  Gross margin..............................................      56,249        64,375      246,042       238,486
  Earnings (loss) from operations...........................      (8,367)      (21,906)     102,313        86,729
  Net loss..................................................     (46,366)      (58,056)     (59,657)      (54,047)

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                                                                     (RESTATED,
                                                                                                     SEE NOTE 2)
Balance sheet information:
  Current assets...................................................................   $   237,705    $   244,552
  Non-current assets...............................................................     4,382,777      4,088,449
                                                                                     -------------  -------------
  Total assets.....................................................................     4,620,482      4,333,001

  Current liabilities..............................................................       187,878        172,371
  Non-current liabilities..........................................................     4,192,002      3,860,376
                                                                                     -------------  -------------
  Total liabilities................................................................     4,379,880      4,032,747

  Shareholders' equity.............................................................       240,602        300,254

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

NOTE 7. LEGAL PROCEEDINGS

ESNER ESTATE

    On July 21, 1998, the Esner litigation (described in the Company's previous periodic reports), was settled. The terms of the settlement provide that no contribution to the settlement will be made by the Company. Upon execution of the settlement agreement by all parties, the agreement will be presented to the Court of Common Pleas of Bucks County, Pennsylvania, for final approval.

ROJAS ET AL.

    On February 22, 1995, Juan Riveras Rojas, Leyda Rivera Vega, the Conjugal Partnership constituted between them, and Carlos Rivera Bustamente instituted a legal action against Loewen, LGII and a subsidiary in the United States District Court for the District of Puerto Rico. The complaint alleges that the defendants breached a contract and ancillary agreements with the plaintiffs relating to the purchase of funeral homes and cemeteries, and committed related torts. The plaintiffs seek compensatory damages of $12,500,000, and unspecified punitive damages (although the Company is advised by counsel that there is no entitlement to punitive damages under Puerto Rican law). The Company has filed a motion to dismiss the complaint on the grounds of failure to join an indispensable party. That motion was granted on March 30, 1998. Plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals for the First Circuit,

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS (CONTINUED)
but later withdrew it. It is foreseeable that plaintiffs will reassert their claims as counterclaims to the complaint filed by the Company, described below.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims,

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS (CONTINUED)
and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling.

    On August 26, 1998, defendants sought dismissal of all of plaintiffs' remaining individual claims in FELDHEIM. The trial court has not yet ruled on that request.

    On September 21, 1998, plaintiffs in Feldheim filed an "Amended Petition for Attorneys Fees," which contends that the plaintiffs' lawyers are entitled to an unspecified sum of attorneys' fees. Defendants will respond shortly to that amended petition.

    As of the date hereof, no discovery has taken place.

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998, but a decision has not yet been rendered. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. LEGAL PROCEEDINGS (CONTINUED)
    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. On October 20, 1998, defendants moved to dismiss the Luening petition. As of the date hereof, no discovery has taken place.

    It is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

NOTE 8. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to efforts of customers, suppliers, or other third parties, will be fully resolved.

NOTE 9. SUBSEQUENT EVENTS

    During the period from October 1, 1998 to October 31, 1998, the Company acquired four funeral homes. The aggregate cost of these transactions was approximately $1,100,000.

    As of October 31, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $24,000,000.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     ----------------------  ----------------------
                                                       1998        1997        1998        1997
                                                     ---------  -----------  ---------  -----------
                                                                (RESTATED,              (RESTATED,
                                                                    SEE                     SEE
                                                                  NOTE 2)                 NOTE 2)
EARNINGS (LOSS)
Net earnings (loss) in accordance with Canadian
  GAAP.............................................  $ (32,438)  $ (40,329)  $   7,843   $  11,004
Less effects of differences in accounting for:
  Insurance operations.............................     (1,483)      1,482          99       1,727
  Stock options....................................         --          --         (36)       (174)
                                                     ---------  -----------  ---------  -----------
Net earnings (loss) in accordance with United
  States GAAP......................................  $ (33,921)  $ (38,847)  $   7,906   $  12,557
Other comprehensive income:
  Foreign currency translation adjustments.........     (1,539)        578      (1,040)     (1,036)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during the period............................     (4,827)      6,770       3,267       9,715
    Less: reclassification adjustment for gains
      included in net income.......................       (160)     (1,503)     (7,083)     (2,672)
                                                     ---------  -----------  ---------  -----------
  Comprehensive income in accordance with United
    States GAAP....................................  $ (40,447)  $ (33,002)  $   3,050   $  18,564
                                                     ---------  -----------  ---------  -----------
                                                     ---------  -----------  ---------  -----------

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per Common share in accordance with
  United States GAAP, are as follows:
  Basic earnings (loss) per Common share...........  $   (0.49)  $   (0.56)  $    0.02   $    0.08
                                                     ---------  -----------  ---------  -----------
                                                     ---------  -----------  ---------  -----------
  Diluted earnings (loss) per Common share.........  $   (0.49)  $   (0.56)  $    0.02   $    0.08
                                                     ---------  -----------  ---------  -----------
                                                     ---------  -----------  ---------  -----------

    Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic earnings (loss) per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted earnings (loss) per Common share is based on the weighted average number of Common shares outstanding during the year plus common stock equivalents. The computation of basic and diluted earnings (loss) per Common share is as follows:

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ----------------------  ----------------------
                                                     1998        1997        1998        1997
                                                   ---------  -----------  ---------  -----------
                                                              (RESTATED,              (RESTATED,
                                                                  SEE                     SEE
                                                                NOTE 2)                 NOTE 2)
Basic
  Net earnings (loss)............................  $ (33,921)  $ (38,847)  $   7,906   $  12,557
  Less: Preferred share dividends................      2,173       2,383       6,766       7,192
                                                   ---------  -----------  ---------  -----------
  Net earnings (loss) attributable to Common
    shareholders.................................  $ (36,094)  $ (41,230)  $   1,140   $   5,365
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------
  Weighted average number of shares
    outstanding..................................     74,019      73,289      73,967      65,188
  Basic earnings (loss) per Common share.........  $   (0.49)  $   (0.56)  $    0.02   $    0.08
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------
Diluted
  Net earnings (loss) attributable to Common
    shareholders.................................  $ (36,094)  $ (41,230)  $   1,140   $   5,365
  Add: Effect of dilutive securities other than
    options......................................         --          --          --          --
                                                   ---------  -----------  ---------  -----------
  Diluted earnings (loss)........................  $ (36,094)  $ (41,230)  $   1,140   $   5,365
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------
  Weighted average number of shares
    outstanding..................................     74,019      73,289      73,967      65,188
  Add: Incremental shares from conversion of
    dilutive options.............................         --          --         381       1,126
                                                   ---------  -----------  ---------  -----------
  Diluted shares.................................     74,019      73,289      74,348      66,314
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------
  Diluted earnings (loss) per Common share.......  $   (0.49)  $   (0.56)  $    0.02   $    0.08
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------

(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                              SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                          --------------------------  --------------------------
                                                                           UNITED                      UNITED
                                                            CANADIAN       STATES       CANADIAN       STATES
                                                              GAAP          GAAP          GAAP          GAAP
                                                          ------------  ------------  ------------  ------------
                                                                                        (RESTATED, SEE NOTE 2)
Assets
  Long-term receivables, net of allowances..............  $    628,329  $   618,079   $    553,663  $   555,472
  Investments...........................................       193,542      193,542        224,008      184,227
  Insurance invested assets.............................       243,812      255,670        305,610      312,073
  Names and reputations.................................       745,443      745,443        666,578      668,577
  Other assets..........................................       273,794      304,055        156,636      181,843
Liabilities and Shareholders' Equity
  Insurance policy liabilities..........................       153,006      186,320        214,492      240,750
  Other liabilities.....................................       357,639      354,719        308,909      266,903
  Deferred income taxes.................................       287,121      285,862        300,145      305,166
  Common shares.........................................     1,274,063    1,300,395      1,271,177    1,297,443
  Retained earnings.....................................        69,205       73,208         75,624       79,564
  Unrealized gains (losses) on securities available for
    sale, net of tax....................................            --        1,396             --        5,212
  Foreign exchange adjustment...........................        12,785      (16,212 )       13,824      (15,170 )

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(c) STATEMENT OF CASH FLOWS

    The statement of cash flows under United States GAAP would differ from the statement of changes in financial position under Canadian GAAP as the following non-cash transactions would not be reflected as cash flows:

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Debt and shares issued on acquisitions......................................................  $  25,282  $  26,270
Note receivable from sale of subsidiaries...................................................         --     15,725
Dividends payable on preferred shares.......................................................      2,153      2,383

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at October 31, 1998, the Company operated 1,119 funeral homes and 549 cemeteries throughout North America. During 1997, the Company expanded into the United Kingdom and now operates 30 funeral homes there. The Company also operates several insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

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

    Historically, the Company has grown rapidly, however, the Company's recent results have been disappointing. The Company has recently undertaken a major shift in its strategy by significantly reducing its acquisition program and is concentrating its efforts on improving existing operations. This strategy will focus upon emphasizing cash flow from its operations, in particular cash flow from its cemetery operations. Also, efforts to reduce costs are being actively pursued. Beginning in August 1997, the Company began implementing a number of management improvements and cost control measures including the closure of the Cincinnati office, field staff reductions aggregating approximately 550 employees and in June 1998, the consolidation of management functions then resident in the Company's Philadelphia office to the Vancouver head office. The results from these measures have not yet been fully realized in the Company's operating results for each of the three months ended June 30, 1998 and September 30, 1998. Although the Company continues to implement its plans for improvements, in July 1998 the Company secured the services of the investment banking firm Salomon Smith Barney to identify and evaluate opportunities to maximize shareholder value. Such opportunities may include strategic partnerships, combinations, dispositions and capital investments in the Company. In September 1998, the Company's Board of Directors appointed a Special Committee of independent directors to oversee and direct the Company's efforts in this process.

    In addition, on October 8, 1998, Robert B. Lundgren was appointed President, Chief Executive Officer and Co-Chairman of the Board replacing Raymond L. Loewen who retired on the same date. Mr. Loewen serves as non-executive Co-Chairman of the Board. On November 2, 1998, Canadian Imperial Bank of Commerce acquired 10,062,125 Loewen Common shares from Mr. Loewen in connection with the restructuring of personal debt.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and nine months ended September 30, 1998 and 1997, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings of associated companies. The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance.

                                                                   THREE MONTHS            THREE MONTHS
                                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                              ----------------------  ----------------------
                                                                1998        1997        1998        1997
                                                              ---------  -----------  ---------  -----------
                                                                          RESTATED                RESTATED
                                                                  (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral...................................................  $   152.0   $   140.4        57.3        51.2
  Cemetery..................................................       89.9       109.6        33.9        40.0
  Insurance.................................................       23.3        24.2         8.8         8.8
                                                              ---------  -----------
    Total...................................................  $   265.2   $   274.2       100.0       100.0
                                                              ---------  -----------

Gross margin
  Funeral...................................................  $    50.4   $    42.8        33.1        30.5
  Cemetery..................................................        9.5        26.4        10.6        24.1
  Insurance.................................................        3.7         3.3        15.8        13.6
                                                              ---------  -----------
    Total...................................................       63.6        72.5        24.0        26.4
Expenses
  General and administrative................................       44.4        46.2        16.8        16.8
  Restructuring costs.......................................         --        36.9          --        13.5
  Depreciation and amortization.............................       29.8        17.9        11.2         6.5
                                                              ---------  -----------
  Loss from operations......................................      (10.6)      (28.5)       (4.0)      (10.4)
  Interest on long-term debt................................       41.5        30.6        15.6        11.2
  Loss on early extinguishment of debt......................         --         7.7          --         2.8
  Dividends on preferred securities of subsidiary...........        1.8         1.8         0.7         0.6
  Income taxes..............................................      (19.9)      (25.7)        n/a         n/a
                                                              ---------  -----------
                                                                  (34.0)      (42.9)      (12.8)      (15.7)
  Equity and other earnings of associated companies.........        1.6         2.6         0.6         1.0
                                                              ---------  -----------
  Net loss..................................................  $   (32.4)  $   (40.3)      (12.2)      (14.7)
                                                              ---------  -----------
                                                              ---------  -----------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997

    Consolidated revenue decreased 3.3% to $265.2 million for the three months ended September 30, 1998 from $274.2 million during the same period in 1997, primarily due to the decline in pre-need cemetery revenues, an increase in the allowance for pre-need cemetery accounts receivable as a result of worsening trends in collections experience during the current quarter and imputed interest associated with pre-need cemetery sales contracts. This decrease was partially offset by revenue from acquisitions and an $11.6 million increase in funeral home revenues. Consolidated gross margin decreased 12.3% to $63.6 million for the three months ended September 30, 1998 from $72.5 million during the same period in 1997. As a percentage of revenue, consolidated gross margin decreased to 24.0% for the three months ended September 30, 1998 from 26.4% during the comparable period in 1997, reflecting the decline in cemetery gross margin, partially offset by improvement in funeral home and insurance gross margins, as discussed below.

    Funeral revenue increased 8.3% to $152.0 million for the three months ended September 30, 1998 compared to $140.4 million for the same period in 1997, due to revenue from acquisitions. The number of funeral services performed at locations in operation for the three months ended September 30, 1997 and 1998 ("Established Locations") declined by 4.3%, in part due to the low death rate experienced for the quarter. This decline in services, though offset by a slightly higher average revenue per funeral service, had an unfavorable impact on revenue from Established Locations, which declined by 3.8%. Funeral costs of Established Locations declined 9.0% compared to the prior year comparable period, due to reduced operating costs coupled with the decline in volume. Funeral gross margin as a percentage of funeral revenue for Established Locations increased to 33.5% in 1998 from 29.8% in 1997. Overall funeral gross margin as a percentage of funeral revenue increased to 33.1% in 1998 from 30.5% in 1997, primarily due to improved operating costs and revenue growth.

    Gross cemetery sales increased to $113.7 million in the three months ended September 30, 1998 compared to $101.1 million in the comparable 1997 period. However, cemetery revenue decreased 18.0% to $89.9 million for the three months ended September 30, 1998 compared to $109.6 million during the same period in 1997, primarily due to a decline in pre-need revenues, increases in the allowance for pre-need accounts receivable and imputed interest on pre-need sales contracts, combined with lower than expected realization of trust fund investment income. The cemetery revenue decline was partially offset by revenue from acquisitions. Cemetery gross margin as a percentage of cemetery revenue decreased to 10.6% in 1998 from 24.1% in the same period in 1997, and for Established Locations decreased to 6.3% in 1998 from 23.0% in 1997, primarily due to a decline in pre-need sales. Cemetery gross margin was also reduced by $13.7 million as a result of the increase to the allowance for pre-need accounts receivable and $6.9 million for imputed interest on low interest contracts.

    Insurance revenue decreased 3.8% to $23.3 million for the three months ended September 30, 1998 from $24.2 million during the same period in 1997. The decrease in revenue was primarily due to exclusion of revenue generated by First Capital Life Insurance Company of Louisiana ("First Capital"), in accordance with terms of the pending sale of First Capital described below, partially offset by sales increases due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin as a percentage of insurance revenue increased to 15.8% compared to 13.6% for the same period in 1997, primarily due to lower commission and other operating costs. On July 27, 1998, the Company announced that it had entered into an agreement to sell First Capital for cash proceeds of approximately $24 million and a pre-tax gain of approximately $5 million. The sale, which is subject to certain conditions including insurance regulatory approvals, is expected to close in the fourth quarter of 1998. First Capital specializes in the sale of pre-need funeral insurance sold through non-Company funeral homes. First Capital has tangible assets of approximately $88 million and annual revenues of approximately $24 million.

    United States based operations contributed over 90% of consolidated revenue for the three-month periods ended September 30, 1998 and 1997.

    General and administrative expenses, as a percentage of revenue, were 16.8% for the three-month periods ended September 30, 1998 and 1997. The 1998 expenses included the write off of approximately $14.9 million of previously capitalized costs, primarily for acquisitions and planned construction projects that are no longer being pursued. In the three months ended September 30, 1997 general and administrative expenses included costs for litigation and various asset write downs aggregating $24.0 million. Excluding these costs in each year, general and administrative expenses increased by $7.4 million and, as a percentage of revenue for the three months ended September 30, 1998 and 1997, were 11.1% and 8.1%, respectively, as 1998 was unfavorably impacted by the lower level of revenues as described above.

    In the third quarter of 1997, the Company recognized a restructuring charge of $36.9 million following a review of the principal components of its operational, administrative and capital structure. Accordingly, it was determined that certain charges were necessary as a result of initiatives to improve the long-term financial performance of the Company. The majority of the initiatives effected were associated with the Company's efforts to more fully integrate its field and administrative operations.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 11.2% for the three months ended September 30, 1998, compared to 6.5% for the same period in 1997, primarily due to the write off and accelerated amortization of various assets aggregating approximately $8.1 million that were determined to have no continuing value, as well as the fixed cost component effect of lower than expected revenues.

    Interest expense on long-term debt increased by $10.9 million for the three months ended September 30, 1998 compared to the same period in 1997, primarily as a result of additional borrowings by the Company to finance its previous expansion programs and support its working capital position, as well as higher borrowing costs compared to the prior year.

    In the third quarter of 1998, the Company adopted the Canadian Institute of Chartered Accountants Handbook Section 3465, "Income Taxes." The provisions of this standard were applied retroactively to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for its financial statement amounts presented under United States generally accepted accounting principles. Implementation of the standard resulted in a $21.8 million cumulative effect decrease of retained earnings as of January 1, 1997. The effect of the change on the three months ended September 30, 1998 was not significant, as the effects of increased operating costs, primarily due to the recording of tax effects associated with land values of acquired cemeteries, were substantially offset by lower taxes on the reduced operating income. The income tax recovery of $19.9 million for the three months ended September 30, 1998, due to the loss position for the quarter, compares to an income tax recovery of $25.7 million during the same period in 1997, similarly due to the loss position for such period. The Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    It is possible that changes in existing United States tax treaties over the next year may have the effect of materially increasing the Company's tax rate. If this occurs, the Company will attempt to maintain its existing tax rate through alternative means, and currently believes that it will be able to do so, but no assurances can be made it will be successful in this regard.

    Equity and other earnings of associated companies were $1.6 million for the three months ended September 30, 1998 due to the inclusion of payment-in-kind dividends on preferred shares of Rose Hills and Prime, partially offset by the Company's share of the losses attributable to the common shares of Rose Hills and Prime, as described further in Note 4 to the Company's interim consolidated financial statements, and was approximately $1.0 million below earnings for the same period in 1997. Based on Prime's reported losses to date, the application of the equity method will require the Company to record 100% of Prime's losses for future periods. Based on Rose Hills reported losses to date and range of estimates for the balance of 1998, the application of the equity method may require the Company to similarly record 100% of Rose Hill's losses during the fourth quarter of 1998.

    Net loss decreased to $32.4 million for the three months ended September 30, 1998 from a net loss of $40.3 million during the same period in 1997. Fully diluted loss per share decreased to $0.47 per share in 1998 from $0.58 per share during the same period in 1997.

                                                                   NINE MONTHS             NINE MONTHS
                                                                      ENDED                   ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ----------------------  ----------------------
                                                                1998        1997        1998        1997
                                                              ---------  -----------  ---------  -----------
                                                                          RESTATED                RESTATED
                                                                  (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral...................................................  $   476.2   $   442.5        54.2        53.7
  Cemetery..................................................      329.7       314.0        37.6        38.1
  Insurance.................................................       72.3        68.0         8.2         8.2
                                                              ---------  -----------
    Total...................................................  $   878.2   $   824.5       100.0       100.0
                                                              ---------  -----------

Gross margin
  Funeral...................................................  $   180.0   $   164.4        37.8        37.2
  Cemetery..................................................       79.8        92.7        24.2        29.5
  Insurance.................................................       10.8        12.0        15.0        17.7
                                                              ---------  -----------
    Total...................................................      270.6       269.1        30.8        32.6
Expenses
  General and administrative................................       93.5        85.4        10.6        10.3
  Restructuring costs.......................................         --        36.9          --         4.5
  Depreciation and amortization.............................       70.6        51.7         8.0         6.3
                                                              ---------  -----------
  Earnings from operations..................................      106.5        95.1        12.1        11.5
  Interest on long-term debt................................      112.2        94.3        12.8        11.4
  Loss on early extinguishment of debt......................         --         7.7          --         0.9
  Dividends on preferred securities of subsidiary...........        5.3         5.3         0.6         0.6
  Income taxes..............................................      (10.7)      (13.7)        n/a         n/a
                                                              ---------  -----------
                                                                   (0.3)        1.5         0.0         0.2
  Equity and other earnings of associated companies.........        8.1         9.5         0.9         1.1
                                                              ---------  -----------
  Net earnings..............................................  $     7.8   $    11.0         0.9         1.3
                                                              ---------  -----------
                                                              ---------  -----------

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997

    Consolidated revenue increased 6.5% to $878.2 million for the nine months ended September 30, 1998 from $824.5 million during the same period in 1997, due to acquisitions. Consolidated gross margin increased 0.5% to $270.6 million for the nine months ended September 30, 1998 from $269.1 million during the same period in 1997, primarily due to acquisitions and effects of cost improvements, substantially offset by volume declines and increases in the allowance for pre-need cemetery accounts receivable in the third quarter as a result of worsening trends in collections experience. As a percentage of revenue, consolidated gross margin decreased to 30.8% for the nine months ended September 30, 1998 from 32.6% during the comparable period in 1997, primarily due to the decline in cemetery gross margin, lower volume due in part to the lower death rate experienced in the past two quarters, and the decline in insurance gross margin, partially offset by improved funeral home gross margin, as discussed below.

    Funeral revenue increased 7.6% to $476.2 million for the nine months ended September 30, 1998 compared to $442.5 million for the same period in 1997, due to acquisitions. The number of funeral services performed at locations in operation for the nine months ended September 30, 1997 and 1998 ("Established Locations") declined by 4.7%, in part due to the low death rate experienced in the second and third quarters. This decline, combined with slightly lower average revenue per funeral service, had an unfavorable impact on revenue. Funeral gross margin as a percentage of funeral revenue for Established Locations increased to 38.1% in 1998 from 37.2% in 1997, as the $18.9 million decrease in revenue was substantially offset by a $15.7 million decrease in costs or 6.0%, resulting from the decline in the number of funeral services performed and improved operating costs. As a result, overall funeral gross margin as a percentage of funeral revenue increased slightly to 37.8% in 1998 from 37.2% in 1997.

    Cemetery revenue increased 5.0% to $329.7 million for the nine months ended September 30, 1998 compared to $314.0 million during the same period in 1997, primarily due to acquisitions, substantially offset by the decline in pre-need sales. In addition, an increase in the allowance for pre-need accounts receivable as a result of worsening trends in collections experience added to the decline in revenue. Cemetery gross margin decreased to 24.2% in 1998 from 29.5% and for Established Locations decreased to 22.7% in 1998 from 29.0% in 1997, primarily due to declines in pre-need sales, higher operating costs, and the increased allowance for pre-need accounts receivable.

    Insurance revenue increased 6.4% to $72.3 million for the nine months ended September 30, 1998 from $68.0 million during the same period in 1997. The increase in revenues was primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin decreased to 15.0% compared to 17.7% for the same period in 1997, primarily due to higher commissions and increased benefit claims experience in the first quarter and other operating costs associated with the implementation of the Company's insurance products in several states. On July 27, 1998, the Company announced that it had entered into an agreement to sell First Capital for cash proceeds of approximately $24 million and a pre-tax gain of approximately $5 million. The sale, which is subject to certain conditions including insurance regulatory approvals, is expected to close in the fourth quarter of 1998. First Capital specializes in the sale of pre-need funeral insurance sold through non-Company funeral homes. First Capital has tangible assets of approximately $88 million and annual revenues of approximately $24 million.

    General and administrative expenses, as a percentage of revenue, increased to 10.6% for the nine months ended September 30, 1998 compared to 10.3% for the same period in 1997. The slightly higher percentage in 1998 was impacted by the write off of approximately $14.9 million of previously capitalized costs, primarily for acquisitions and planned construction projects that are no longer being pursued. In the nine months ended September 30, 1997 general and administrative expenses were impacted by the inclusion of $21.0 million of costs for litigation and various asset write downs. Excluding these items in each year, general and administrative expenses increased by $14.2 million and, as a percentage of revenue for the nine months ended September 30, 1998 and 1997, were 8.9% and 7.8%, respectively, as 1998 was unfavorably impacted by lower than expected revenues.

    In the third quarter of 1997, the Company recognized a restructuring charge of $36.9 million following a review of the principal components of its operational, administrative and capital structure. Accordingly, it was determined that certain charges were necessary as a result of initiatives to improve the long-term financial performance of the Company. The majority of the initiatives effected were associated with the Company's efforts to more fully integrate its field and administrative operations.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 8.0% for the nine months ended September 30, 1998, compared to 6.3% for the same period in 1997, primarily due to the write off and accelerated amortization of various assets aggregating approximately $8.1 million, as well as the fixed cost component effect of lower than expected revenues and increased deferred costs associated with financing activities.

    Interest expense on long-term debt increased by $17.9 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily as a result of additional borrowings by the Company to finance its previous expansion programs and ongoing working capital needs.

    In the third quarter of 1998, the Company adopted the Canadian Institute of Chartered Accountants Handbook Section 3465, "Income Taxes." The provisions of this standard were applied retroactively to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for its financial statement amounts presented under United States generally accepted accounting principles. Implementation of the standard resulted in a $21.8 million cumulative effect decrease of retained earnings as of January 1, 1997. The income tax recovery for the nine months ended September 30, 1998 of $10.7 million, due to the loss position for the period, compared to a tax recovery of $13.7 million during the same period in 1997. The

Company's effective tax rate is primarily determined through certain international and intercompany financing arrangements, as well as other tax strategies.

    It is possible that changes in existing United States tax treaties over the next year may have the effect of materially increasing the Company's tax rate. If this occurs, the Company will attempt to maintain its existing tax rate through alternative means, and currently believes that it will be able to do so, but no assurances can be made it will be successful in this regard.

    Equity and other earnings of associated companies were $8.1 million for the nine months ended September 30, 1998 due to the inclusion of payment-in-kind dividends on preferred shares of Rose Hills and Prime, partially offset by the Company's share of the losses attributable to the common shares of Rose Hills and Prime, as described further in Note 4 to the Company's interim consolidated financial statements, and was approximately $1.4 million below earnings for the same period in 1997. Based on Prime's reported losses to date the application of the equity method will require the Company to record 100% of Prime's losses for future periods. Based on Rose Hills reported losses to date and range of estimates for the balance of 1998, the application of the equity method may require the Company to similarly record 100% of Rose Hill's losses during the fourth quarter of 1998.

    Net earnings decreased to $7.8 million for the nine months ended September 30, 1998 from $11.0 million during the same period in 1997. Fully diluted earnings per share decreased to $0.01 per share in 1998 from $0.06 per share during the same period in 1997, reflecting the decrease in earnings partially offset by the increase in the number of Common shares outstanding.

ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    The Company acquired 147 funeral homes and cemeteries during the nine months ended September 30, 1998 for consideration of approximately $265 million. Of these acquisitions, 61 funeral homes and 62 cemeteries were located in the United States, five funeral homes and three cemeteries were located in Canada, and 16 funeral homes were located in the United Kingdom. During the same period in 1997, the Company acquired 102 funeral homes and 145 cemeteries for consideration of approximately $426 million. However, in light of the Company's recent operating results and the announcement in July of the initiative to evaluate opportunities to maximize shareholder value, the Company is reducing substantially the level of acquisitions for the remainder of 1998 and 1999. This reduced level of acquisition spending was evident in the Company's third quarter.

    During the period October 1, 1998 to October 31, 1998, the Company acquired four funeral homes. The aggregate cost of these transactions was approximately $1 million. As of October 31, 1998, the Company has committed to acquire certain funeral homes, cemeteries and related operations, subject in most instances to certain conditions including approval by the Company's Board of Directors. The aggregate cost of these transactions, if completed, will be approximately $24 million.

    In connection with certain acquisitions, the Company may issue Common shares as full or partial payment of the purchase price ("share-for-share acquisitions"). In August 1996, the Company registered with the Securities and Exchange Commission 5,000,000 Common shares for issuance in connection with prospective share-for-share acquisitions. As of October 31, 1998, 815,504 of such Common shares had been issued.

    From time to time in the ordinary course of business, the Company may dispose of non-core assets or businesses acquired in conjunction with the acquisition of funeral homes, cemeteries and insurance businesses. In addition, the Company expects to continue to combine or sell a number of locations in order to utilize its resources to produce a better return from its assets, when appropriate. Further, as part of the process of implementing opportunities to maximize shareholder value, the Company may dispose of a significant group of its funeral homes, cemeteries (or some combinations) and insurance businesses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company intends to fund the remainder of its working capital requirements for 1998 and reduced 1998 expansion program through borrowings under its credit facilities (described below), internal cash flow and asset dispositions and plans to ensure similar financing is available well in advance of scheduled principal repayment dates. The Company currently has no plans for an equity offering. The Company's balance sheet at September 30, 1998, as compared to December 31, 1997, reflects changes principally from acquisitions during 1998, as described in Note 3 to the Company's interim consolidated financial statements. In addition, the Company continues to expand its cemetery and funeral pre-need sales programs. The growth in cemetery pre-need sales and the related long-term receivables have contributed to the greater uses of cash than generated from operations. Cemetery pre-need sales are typically structured with low initial cash payments by the customers that do not offset the cash costs of establishing and supporting a growing pre-need sales program, including the payment of certain sales commissions. For cemetery pre-need sales, the balance due is recorded as an installment contract receivable and the future liability for merchandise as an other liability and, accordingly, the increase in the level of pre-need cemetery sales has resulted in an increase in both current and long-term receivables and other liabilities.

    The Company's objective is to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Due to the timing of its acquisition program, the Company's long-term debt/equity ratio typically has risen to the high end of the range, and then has been reduced substantially by an equity issue. At September 30, 1998, the Company's long-term debt/equity ratio was 1.4:1.

    In September 1998, a subsidiary of the Company obtained a $100 million revolving receivables finance facility (the "Receivables Finance Facility") through a subsidiary of one of its bank lenders. Under the terms of the agreement, new receivables are added to the pool each month to offset collections from existing receivables. Another subsidiary of the Company services, administers and collects the receivables. The Receivables Finance Facility contains certain covenants and provides for various events of termination. This facility expires on January 15, 1999 and is secured by a pledge of the cemetery receivables held by the subsidiary. At September 30, 1998 the balance outstanding on the Receivables Finance Facility was $71.6 million. The Company plans to extend the Receivables Finance Facility expiration date prior to January 15, 1999 or replace it with a similar facility with a longer term.

INDEBTEDNESS

    The Company has a $600 million revolving credit facility that matures in March 2001 (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest at alternative market rates selected by LGII. As at October 31, 1998, the amount outstanding under the Revolving Credit Facility was $246 million, and such amount bore interest at 7.53% per annum. The Revolving Credit Facility is secured in the manner described below under "Collateral Trust Agreement."

    LGII also has outstanding $300 million of pass-through asset trust senior guaranteed notes due 2009 (the "PATS Senior Notes"). The PATS Senior Notes are held by a trust for the benefit of the holders of pass-through asset trust securities due October 1, 1999 (the "PATS Trust"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999 (the "Reset Date"), at which time the interest rate will be reset (the "Reset Rate") for the balance of the term of the PATS Senior Notes at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then-current credit spread to the ten-year principal amount on the Reset Date. In connection with the issuance of the PATS Senior Notes, LGII granted a put option to the PATS Trust that, in effect, entitles the PATS Trust to redeem the PATS Senior Notes, in whole but not in part, on the Reset Date. The PATS Trust will exercise the put option if the interest rate at the Reset Date is greater than the Reset Rate. In such circumstances, LGII intends to refinance the PATS Senior Notes. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

    LGII has outstanding six series of senior guaranteed notes aggregating $1,150 million (the "Senior Notes") issued in March and October of 1996 and May of 1998. The Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.20% to 8.25% and have initial terms of five to ten years.

LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $43 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    Loewen has outstanding Cdn. $200 million of 6.10% Series 5 Guaranteed Notes, due 2002 (the "Series 5 Senior Notes"). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement." In addition, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $43 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and an initial term of ten years. Loewen also has a Cdn. $5 million revolving credit facility (the "Canadian Revolving Credit Facility"). A subsidiary of Loewen has a $105 million secured term loan implemented in connection with the 1994 Management Equity Investment Plan that will terminate in July 2000 (the "MEIP Loan").

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the Series 1-7 Senior Notes, the Series D and E Senior Amortizing Notes, the Revolving Credit Facility, the MEIP Loan and the PATS Senior Notes, as well as holders of certain letters of credit. In addition, there are various covenants that prohibit liens on the assets of the non-guaranteeing subsidiaries.

RESTRICTIONS

    Certain of the Company's debt instruments and credit facilities contain restrictions, including change of control provisions, provisions requiring the Company to maintain specified financial ratios and provisions limiting the payment of dividends on Common shares and preferred shares, the encumbrance of assets, payments to subsidiaries, the redemption or repurchase of shares, dispositions of assets, additional debt, transactions with interested persons, sales of preferred stock, sale-leaseback transactions and merger and acquisitions. At September 30, 1998, none of the Company's retained earnings were restricted or unavailable for payment of dividends under the most restrictive agreement.

    In connection with the issuance of the Monthly Income Preferred Securities ("MIPS") by Loewen Group Capital, L.P. ("LGC") in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 6 to the Company's interim consolidated financial statements.

    Payments of dividends and loans and advances by subsidiaries to Loewen or LGII are not restricted except that the Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

SHARE REPURCHASE PROGRAM

    In September 1997, the Company announced that it may, from time to time and until September 1998, subject to market and other conditions, repurchase up to approximately 3,600,000 of its Common shares and up to 440,000 of its Series C Preferred shares, through the facilities of the Toronto Stock Exchange, the Montreal Exchange and the New York Stock Exchange. No share repurchases were made during this period and the Company has not extended its share repurchase program.

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

THE COMPANY'S STATE OF READINESS

    During the past two years, the Company has been evaluating and assessing its existing informational computer systems, as well as non-informational systems, and determined that it will be necessary to modify or replace certain portions of its software so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts receivable and payable, etc., required varying degrees of modification or replacement. Continued accurate and timely information processing and reporting is critical to the ongoing operations of the Company. Similarly, non-informational systems, such as communications systems, security systems, etc., are critical to the safe and uninterrupted performance of the Company. The evaluation of the non-informational systems determined that all significant areas are or will be Year 2000 compliant.

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

    The cost and the date on which the Company plans to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not determinable.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is likely that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, may be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with progress made to date and current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

ESNER ESTATE

    On July 21, 1998, the Esner litigation (described in the Company's previous periodic reports), was settled. The terms of the settlement provide that no contribution to the settlement will be made by the Company. Upon execution of the settlement agreement by all parties, the agreement will be presented to the Court of Common Pleas of Bucks County, Pennsylvania, for final approval.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling.

    On August 26, 1998, defendants sought dismissal of all of plaintiffs' remaining individual claims in FELDHEIM. The trial court has not yet ruled on that request.

    On September 21, 1998, plaintiffs in FELDHEIM filed an "Amended Petition for Attorneys Fees," which contends that the plaintiffs' lawyers are entitled to an unspecified sum of attorneys' fees. Defendants will respond shortly to that amended petition.

    As of the date hereof, no discovery has taken place.

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998, but a decision has not yet been rendered. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

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

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp, SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Plaintiffs seek a class action. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the Luening complaint.

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

    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. On October 20, 1998, defendants moved to dismiss the Luening petition. As of the date hereof, no discovery has taken place.

    It is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    On October 30, 1998, Loewen and an affiliate filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The plaintiffs contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE V. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages that may be awarded to the Company.

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

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    Management believes that the aggregate purchase price for acquisitions in 1998 will approximate $300 million. In 1998, funeral gross margin is expected to be approximately 40% and cemetery gross margin is expected to be in the range of 20% to 25%. The foregoing statement and certain other statements made in this Form 10-Q, in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    Other examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. Important factors, risks and uncertainties that could cause actual results to differ materially from any forward-looking statements ("Cautionary Statements") are described below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, the following important factors, among others, could cause acquisition levels and other future results to differ materially from estimates, predictions or projections.

    1. REVENUE AND MARGINS. The most significant component of increases in revenue is the level of acquisitions, discussed below. Revenue is also affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff.

    2. ACQUISITION LEVELS. In light of the Company's 1998 operating results through September 30, 1998 and its announced initiative to evaluate opportunities to maximize shareholder value, the Company has reduced its estimate of 1998 acquisitions from $500 million to $300 million and expects the level of acquisitions in 1999 to be minimal. There can be no assurance that funds will be available to complete all future acquisitions, and there can be no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

    3. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to implement appropriate management and administrative support structures to improve cash flow from operations and reduce costs, (ii) the cost and availability of the Company's financing arrangements (including interest rates on long-term debt), (iii) the number of Common shares outstanding, (iv) competition, (v) the Company's effective tax rate, (vi) the accounting treatment of acquisitions and the valuation of assets, (vii) the amount and growth rate of the Company's general and administrative costs, (viii) changes in applicable accounting principles and governmental regulations, (ix) the outcome of legal proceedings, and (x) the ability of the Company and third parties to achieve Year 2000 Issue compliance on a timely basis, and (xi) the manner in which the Company ultimately implements its stated goal of considering opportunities to maximize shareholder value.

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

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994 (1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent") (5)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996 (6)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997 (6)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997 (7)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997 (7)

   4.6     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent (1)

   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate Debentures due July 1, 2001 issued by LGII, dated June 15, 1994 (1)

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (8)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994 (8)

   4.12    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Partners
             I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V., Adinvest A.G.,
             and Wachovia Bank of Georgia, N.A. (1)

   4.13    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Senior Guaranteed Notes of LGII (3)

   4.14    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.15    Form of Global Series 1 and 2 Outstanding Notes of LGII (included in Exhibit 4.13)

   4.16    Form of Physical Series 1 and 2 Outstanding Notes of LGII (included in Exhibit 4.13)

   4.17    Form of Global Series 1 and 2 Exchange Notes of LGII (4)

   4.18    Form of Physical Series 1 and 2 Exchange Notes of LGII (4)

   4.19    Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among
             LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman,
             Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (7)

   4.20    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers (4)

   4.21.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada (5)

   4.21.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada (5)

   4.22    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes (5)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.24    Form of Global Series 3 and 4 Outstanding Notes of LGII (included in Exhibit 4.22)

   4.25    Form of Physical Series 3 and 4 Outstanding Notes of LGII (included in Exhibit 4.22)

   4.26    Form of Global Series 3 and 4 Exchange Notes of LGII (9)

   4.27    Form of Physical Series 3 and 4 Exchange Notes of LGII (9)

   4.28    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The
             Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes (10)

   4.29    Form of Series 5 Guaranteed Notes of LGII (10)

   4.30    Form of Senior Guarantee of Loewen's Series 5 Notes (10)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.31    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due
             2009 (10)

   4.32    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (10)

   4.33    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (10)

   4.34    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (10)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (11)

   4.37    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes (12)

   4.38    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.39    Form of Global Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.40    Form of Physical Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.41    Form of Global Series 6 and 7 Exchange Notes of LGII (13)

   4.42    Form of Physical Series 6 and 7 Exchange Notes of LGII (13)

   4.43    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII (14)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible First
             Preferred Shares, Series C, of Loewen ("Series C Shares") (3)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares (3)

  10.4     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein (3)

  10.5     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (7)

 *10.6     Form of Indemnification Agreement with Outside Directors (15)

 *10.7     Form of Indemnification Agreement with Officers (15)

 *10.8     Form of Loewen Severance Agreement (15)

 *10.9     Loewen Severance Pay Plan (15)

 *10.10    1994 Management Equity Investment Plan (the "MEIP") (15)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.11    Form of Executive Agreement executed by participants in the MEIP (8)

 *10.12    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997 (7)

 *10.13    Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (7)

 *10.14    Employee Stock Option Plan (Canada), as restated and amended as at March 11, 1998 (7)

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

 *10.18    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc. (1)

 *10.19    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (5)

 *10.20    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.21.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.21.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (7)

 *10.22    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

 *10.23    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (5)

 *10.24    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott (7)

 *10.25    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (7)

 *10.26    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (7)

 *10.27    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (7)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  27.1     Financial Data Schedule -- Nine months ended September 30, 1998

  27.2     Financial Data Schedule -- Restatement for three months ended March 31, 1998 and six months ended
             June 30, 1998

  27.3     Financial Data Schedule -- Restatement for 1997

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
  27.4     Financial Data Schedule -- Restatement for 1996

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (16)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (17)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII (16)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone
             Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
             Direct, L.P. ("RHI") (18)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI (18)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI (18)

  99.7     Form of Letter of Transmittal (19)

  99.8     Form of Notice of Guaranteed Delivery (19)

------------------------

*   Compensatory plan or management contract

 (1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 0-18429)

 (2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 14, 1996 (File No. 0-18429)

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

 (8) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(11) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

(12) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

(13) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

(14) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(15) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(16) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(17) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(18) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(19) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the subject quarter:

FILING DATE                         ITEM NUMBER         DESCRIPTION
----------------------------  ------------------------  ----------------------------------------------------------
July 23, 1998 (dated July     Item 5. Other Events      Press release announcing the expectation of lower second
21, 1998)                                               quarter earnings

July 28, 1998 (dated July     Item 5. Other Events      Press releases announcing agreement to sell First Capital
27, 1998)                                               Life Insurance Company of Louisiana

July 28, 1998 (dated July     Item 5. Other Events      Press release announcing the engagement of an investment
27, 1998)                                               banking firm to explore opportunities to maximize
                                                        shareholder value

August 3, 1998 (dated July    Item 5. Other Events      Press release announcing executive appointments
31, 1998)

August 7, 1998 (dated August  Item 5. Other Events      Press release announcing second quarter financial results
6, 1998)

September 14, 1998 (dated     Item 5. Other Events      Press release announcing cash dividend on Preferred Shares
September 11, 1998)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Loewen has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE LOEWEN GROUP INC.

Date:  November 13, 1998                       By:    /s/ PAUL WAGLER
                                               Name:  Paul Wagler
                                               Title:   SENIOR VICE-PRESIDENT, FINANCE
                                               AND CHIEF FINANCIAL OFFICER

Date:  November 13, 1998                       By:    /s/ DWIGHT K. HAWES
                                               Name:  Dwight K. Hawes
                                               Title:   SENIOR VICE-PRESIDENT, CORPORATE
                                                 CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                       INDEX TO EXHIBITS
EXHIBITS.

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

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994 (1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent") (5)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996 (6)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997 (6)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997 (7)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997 (7)

   4.6     Security Agreement, dated as of June 14, 1994, by and between LMIC and the MEIP Agent (1)

   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994 Exchangeable Floating Rate Debentures due July 1, 2001 issued by LGII, dated June 15, 1994 (1)

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (8)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994 (8)

   4.12    Zero Coupon Loan Agreement, dated as of November 1, 1994, by and between WLSP Investment Partners
             I Neweol Finance B.V., Electrolux Holdings B.V., Man Production Rotterdam B.V., Adinvest A.G.,
             and Wachovia Bank of Georgia, N.A. (1)

   4.13    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Senior Guaranteed Notes of LGII (3)

   4.14    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.15    Form of Global Series 1 and 2 Outstanding Notes of LGII (included in Exhibit 4.13)

   4.16    Form of Physical Series 1 and 2 Outstanding Notes of LGII (included in Exhibit 4.13)

   4.17    Form of Global Series 1 and 2 Exchange Notes of LGII (4)

   4.18    Form of Physical Series 1 and 2 Exchange Notes of LGII (4)

   4.19    Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among
             LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman,
             Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (7)

   4.20    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgers (4)

   4.21.1  Amended and Restated Operating Credit Agreement, dated for reference July 15, 1996, between Loewen and Royal Bank of Canada (5)

   4.21.2  Third Amendment to Operating Credit Agreement, dated for reference July 15, 1996, among Loewen,
             LGII and Royal Bank of Canada (5)

   4.22    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes (5)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.24    Form of Global Series 3 and 4 Outstanding Notes of LGII (included in Exhibit 4.22)

   4.25    Form of Physical Series 3 and 4 Outstanding Notes of LGII (included in Exhibit 4.22)

   4.26    Form of Global Series 3 and 4 Exchange Notes of LGII (9)

   4.27    Form of Physical Series 3 and 4 Exchange Notes of LGII (9)

   4.28    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The
             Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Notes (10)

   4.29    Form of Series 5 Guaranteed Notes of LGII (10)

   4.30    Form of Senior Guarantee of Loewen's Series 5 Notes (10)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.31    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Senior Guaranteed Notes due
             2009 (10)

   4.32    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (10)

   4.33    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (10)

   4.34    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (10)

   4.35    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.36    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (11)

   4.37    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes (12)

   4.38    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.39    Form of Global Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.40    Form of Physical Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.41    Form of Global Series 6 and 7 Exchange Notes of LGII (13)

   4.42    Form of Physical Series 6 and 7 Exchange Notes of LGII (13)

   4.43    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Stock Purchase Agreement, dated as of March 16, 1995, by and between Osiris Holding Corporation and LGII (14)

  10.2     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible First
             Preferred Shares, Series C, of Loewen ("Series C Shares") (3)

  10.3     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares (3)

  10.4     Registration Rights Agreement, dated as of March 20, 1996, by and between LGII, Loewen and the
             Initial Purchasers named therein (3)

  10.5     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (7)

 *10.6     Form of Indemnification Agreement with Outside Directors (15)

 *10.7     Form of Indemnification Agreement with Officers (15)

 *10.8     Form of Loewen Severance Agreement (15)

 *10.9     Loewen Severance Pay Plan (15)

 *10.10    1994 Management Equity Investment Plan (the "MEIP") (15)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.11    Form of Executive Agreement executed by participants in the MEIP (8)

 *10.12    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at August 15, 1997 (7)

 *10.13    Employee Stock Option Plan (International), as restated and amended as at March 11, 1998 (7)

 *10.14    Employee Stock Option Plan (Canada), as restated and amended as at March 11, 1998 (7)

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

 *10.18    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and
             Corporate Services International Inc. (1)

 *10.19    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (5)

 *10.20    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.21.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.21.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (7)

 *10.22    Employment Agreement, dated April 30, 1996, by and between Loewen and Grant Ballantyne (5)

 *10.23    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (5)

 *10.24    Employment Agreement, dated October 3, 1997, by and between Loewen and F. Andrew Scott (7)

 *10.25    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (7)

 *10.26    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (7)

 *10.27    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (7)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  27.1     Financial Data Schedule - Nine months ended September 30, 1998

  27.2     Financial Data Schedule - Restatement for three months ended March 31, 1998 and six months ended June 30, 1998

  27.3     Financial Data Schedule - Restatement for 1997

  27.4     Financial Data Schedule - Restatement for 1996

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (16)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (17)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII (16)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone
             Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
             Direct, L.P. ("RHI") (18)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI (18)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI (18)

  99.7     Form of Letter of Transmittal (19)

  99.8     Form of Notice of Guaranteed Delivery (19)

------------------------

*   Compensatory plan or management contract

 (1) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 0-18429)

 (2) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 14, 1996 (File No. 0-18429)

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

 (8) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (9) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(10) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(11) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

(12) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

(13) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

(14) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

(15) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(16) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(17) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(18) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(19) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)