Form 10-Q/A
period 1998-09-30
LOEWEN GROUP INC
filed 1998-12-31
CIK 845577

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

    This Form 10-Q/A was re-filed on December 31, 1998 to reflect corrections to the "Consolidated Statements of Changes in Financial Position" on page 3. The corrections did not affect the change in cash and cash equivalents for the periods presented.

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

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1998         1997
                                                                      ---------  ------------
                                                                                  (RESTATED,
                                                                                 SEE NOTE 2)
                                                                            (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings......................................................  $   7,843   $   11,004
  Items not affecting cash
    Depreciation and amortization...................................     70,554       51,695
    Equity and other earnings of associated companies...............     (8,123)      (9,474)
    Restructuring...................................................         --       14,631
  Other, including net changes in other non-cash balances...........   (111,080)    (188,832)
                                                                      ---------  ------------
                                                                        (40,806)    (120,976)
                                                                      ---------  ------------
Investing
  Business acquisitions.............................................   (264,881)    (425,947)
  Construction of new facilities....................................    (13,538)     (11,754)
  Investments, net..................................................     (1,384)     (12,501)
  Purchase of insurance invested assets.............................   (142,775)    (197,952)
  Proceeds on disposition and maturities of insurance invested
    assets..........................................................    118,139      190,788
  Purchase of property and equipment................................    (36,028)     (43,583)
  Proceeds on disposition of assets.................................      7,978       20,738
  Other.............................................................      9,688      (12,454)
                                                                      ---------  ------------
                                                                       (322,801)    (492,665)
                                                                      ---------  ------------
Financing
  Issue of Common shares, before income tax recovery................      2,886      452,888
  Increase in long-term debt........................................    967,139    1,182,904
  Reduction in long-term debt.......................................   (633,924)  (1,003,808)
  Common share dividends............................................     (7,496)      (7,370)
  Preferred share dividends.........................................     (6,766)      (7,192)
  Current indebtedness..............................................     71,654           --
  Other.............................................................    (15,965)      (2,767)
                                                                      ---------  ------------
                                                                        377,528      614,655
                                                                      ---------  ------------
Increase in cash and cash equivalents during the period.............     13,921        1,014
Effect of foreign exchange adjustment...............................     (1,506)        (485)
Cash and cash equivalents, beginning of period......................     36,767       18,059
                                                                      ---------  ------------
Cash and cash equivalents, end of period............................  $  49,182   $   18,588
                                                                      ---------  ------------
                                                                      ---------  ------------

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