Form 10-K
period 1998-12-31
LOEWEN GROUP INC
filed 1999-04-14
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  (Mark                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  One)                                SECURITIES EXCHANGE ACT OF 1934
   /X/                          For the fiscal year ended December 31, 1998
                                                     OR
   / /                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from                            to

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

        (Title of class)            (Name of each exchange on which
 COMMON SHARES WITHOUT PAR VALUE              registered)
                                        NEW YORK STOCK EXCHANGE
                                      THE TORONTO STOCK EXCHANGE
                                         THE MONTREAL EXCHANGE

   LOEWEN GROUP CAPITAL, L.P.           NEW YORK STOCK EXCHANGE
 9.45% CUMULATIVE MONTHLY INCOME
 PREFERRED SECURITIES, SERIES A,
 GUARANTEED BY THE LOEWEN GROUP
              INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$134 million as of March 31, 1999.

    The number of outstanding Common shares as of March 31, 1999, was 74,061,600.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified sections of the registrant's definitive Proxy Statement and Information Circular for the 1999 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
GENERAL INFORMATION........................................................................................          1

                                                        PART I

ITEM NUMBER
-----------

     1.      BUSINESS.........................................................................................           2

     2.      PROPERTIES.......................................................................................           5

     3.      LEGAL PROCEEDINGS................................................................................           6

     4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................................          10

             EXECUTIVE OFFICERS OF LOEWEN.....................................................................          11

                                                          PART II

     5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................          14

             FORWARD-LOOKING AND CAUTIONARY STATEMENTS........................................................          15

     6.      SELECTED FINANCIAL DATA..........................................................................          16

     7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............          18

     7    A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................          32

     8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................          35

     9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............         157

                                                         PART III

    10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................         157

    11.      EXECUTIVE COMPENSATION...........................................................................         157

    12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................         157

    13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................         157

                                                          PART IV

    14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................         158

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

    Except as specifically noted, financial information is presented in accordance with Canadian GAAP. Material differences between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP"), as applicable to the Company, are explained in Note 25 to the Company's consolidated financial statements for the year ended December 31, 1998 (the "Consolidated Financial Statements"), included in Item 8 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at March 31, 1999, the Company operated 1,115 funeral homes and 427 cemeteries throughout North America. During 1997, the Company expanded into the United Kingdom and now operates 32 funeral homes there. As at March 31, 1999, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

    Historically, the Company pursued an aggressive growth strategy based primarily upon acquisitions. In the past three years the Company's growth strategy emphasized cemetery acquisitions, as compared to the historical emphasis on funeral home acquisitions. Since 1995, the Company has grown by 651 locations to 1,701 at December 31, 1998, including 348 additional cemeteries.

    The Company's recent financial results have been disappointing. Beginning in the second half of 1998, as part of its strategy to improve its results, liquidity and financial condition the Company virtually eliminated its acquisition program in order to concentrate on improving existing operations. This strategy focuses upon emphasizing cash flow from operations and, in particular, cash flow from cemetery operations. Also, efforts to reduce costs have been made, including the closure of the Company's Cincinnati and Trevose offices and consolidation of substantially all management functions in Burnaby. In July 1998, the Company secured the services of the investment banking firm Salomon Smith Barney to identify and evaluate opportunities to maximize shareholder value that could include strategic partnerships, combinations, dispositions and capital investments in the Company.

    Significant management changes occurred beginning in the fourth quarter of 1998. On October 8, 1998, Robert L. Lundgren was appointed President and Chief Executive Officer replacing Raymond L. Loewen who resigned on the same date. On December 17, 1998, the Company named three new outside directors, Thomas M. Taylor, John S. Lacey and William R. Riedl, to the Company's Board of Directors, replacing three inside directors who simultaneously retired from the Board. On January 22, 1999, the Company's Board of Directors appointed John S. Lacey as Chairman, replacing Co-Chairmen Robert L. Lundgren and Raymond L. Loewen. Through actions taken on March 30, 1999 and April 12, 1999, the Board of Directors was reduced from 14 to seven members.

    On March 31, 1999, the Company entered into revised lending agreements with the lenders under its bank credit agreement, MEIP bank term credit agreement, Series D and E senior amortizing notes and one privately held note agreements (collectively, the "Credit Agreements"). The revised lending agreements change and add certain financial covenants, waive defaults that would have occurred with respect to the Company's financial results as of December 31, 1998, suspend all Common share, Preferred share and MIPS dividends, provide no further borrowings under the bank credit agreement except for letters of credit, and require refinancing of $300 million of pass-through asset trust senior guaranteed notes due 2009 (the "PATS Senior Notes") on terms satisfactory to the lenders by September 15, 1999. On the same day, the Company completed the sale of 124 cemeteries and three funeral homes for gross proceeds of $193 million, of which $126.5 million was required to be paid to certain lenders, to an investor group led by McCown De Leeuw & Co., a private investment firm. The Company has two smaller groups of properties which are considered probable for sale. The Company has recorded a pre-tax impairment loss of $333.9 million in 1998 on individual properties contained in the above groups.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, and prevailing market conditions.

    The Company's Consolidated Financial Statements have been prepared on a going concern basis in accordance with Canadian GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If the going concern basis was not appropriate, then significant adjustments in the Consolidated Financial Statements would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used. There is substantial doubt about the appropriateness of the going concern assumption because in 1998 the Company experienced both a significant net loss and negative cash flow. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of actions that the Company has taken or plans to take which management believes will mitigate the adverse conditions and events that raise doubts about the validity of the "going concern" assumption. However, there is no certainty that these actions or other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS Senior Notes on terms satisfactory to the lenders under the Credit Agreements by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Credit Agreements, asset sales, and the going concern assumption.

    Loewen serves as the holding company for all operations of the Company, which are contained in subsidiary and associated companies. Loewen was incorporated under the Company Act of British Columbia on October 30, 1985. The principal executive offices of the Company are located at 4126 Norland Avenue, Burnaby, British Columbia V5G 3S8, telephone number (604) 299-9321.

BUSINESS OPERATIONS

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. The Company maintains a regional management structure for both funeral home and cemetery businesses that is organized in several geographic regions in the United States, Canada and Europe. Management believes that this recently implemented organizational structure will enable the Company to better manage local profit centers.

    FUNERAL HOMES

    The Company's funeral homes offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. To provide the public with the opportunity to choose the service that is most appropriate from both a personal and financial perspective, the Company offers complete funeral services (including caskets and related merchandise) at prices averaging approximately $3,400.

    Substantially all of the Company's funeral homes provide basic cremation services, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 1998, cremations accounted for approximately 26% (27% in 1997) of all funeral services performed by the Company. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1.0% annually over the past five years and, in 1997, accounted for approximately 24% of all funeral services performed in the United States.

    Funeral operations accounted for approximately 56% of the Company's consolidated revenue for 1998. Amounts paid for funeral services are recorded as revenue at the time the service is performed.

Payments made for pre-need funeral contracts are either placed in trust by the Company or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices under which the Company is designated as the beneficiary. At the date of performing a pre-arranged funeral service, the Company records as funeral revenue the amount originally trusted or the insurance contract amount, together with related accrued earnings retained in trust and increased insurance benefits. The Company's gross pre-arranged funeral sales in 1998 were approximately $258 million (1997 -- $267 million).

    CEMETERIES

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's cemetery operations comprised approximately 36% of the Company's consolidated revenue for 1998, the majority of which was derived from pre-need sales of cemetery products and services. The pre-need sale of interment rights and related products and services is recorded as revenue when customer contracts are signed. At that time, costs related to the sale are also recorded and an allowance is established for future cancellations and refunds, based on management's estimates in light of actual historical experience and trends. A portion of the proceeds received by the Company from pre-need merchandise and service sales is generally set aside in trust funds to provide for the future delivery of the cemetery products and services.

    In addition, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 1998, the Company's cemeteries had approximately $270 million in perpetual care trust funds, which are not reflected on the Company's balance sheet because the principal is required to stay in trust in perpetuity.

    INSURANCE

    The Company operates three insurance subsidiaries licensed in 29 jurisdictions to principally sell a variety of life insurance products to fund funerals. Revenue from the Company's insurance operations totaled approximately $97 million in 1998, or 8% of the Company's consolidated revenue.

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

    While executing its acquisition growth strategy, the Company faced competition from other large consolidators in the industry. In the North American funeral service industry, the Company's competition includes Service Corporation International ("SCI"), Stewart Enterprises, Inc., and Carriage Services, Inc., all of which are publicly-traded funeral service and cemetery companies with significant United States operations, as well as other non-public regional consolidators. The Company also experienced competition on a local level from consolidators who own funeral home and cemetery properties in a concentrated geographic area.

REGULATION

    The funeral service industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. A number of jurisdictions also regulate the sale of pre-need services and the administration of any resulting trust funds or insurance contracts. The laws and regulations are complex, subject to the interpretation by regulators and vary from jurisdiction to jurisdiction. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

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

ENVIRONMENTAL RISK

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to and after acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price. On a continuing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

EMPLOYEES

    At December 31, 1998, the Company employed approximately 16,700 people with approximately 575 people employed at the Company's corporate offices. Management believes that its relationship with employees is good, but recognizes employees have concerns over the challenges facing the Company. Approximately 100 of the Company's employees are members of collective bargaining units.

ITEM 2.  PROPERTIES.

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 1,151 funeral homes at December 31, 1998 (including 51 funeral homes located on or adjacent to a cemetery property), 172 were leased facilities and the balance were owned by the Company. In addition, 50 of the funeral homes owned by the Company were mortgaged as security for loans from the seller of the property or from a commercial lender. Generally, the Company has a right of first refusal and an option to purchase its leased premises.

    The Company operated or provided management or sales services to 550 cemeteries at December 31, 1998, of which eight were mortgaged as security for loans from the seller of the property. For certain cemeteries, the Company provides management and sales services pursuant to certain management and sales agreements. The cemeteries operated by the Company contained an aggregate of approximately 24,000 acres of which approximately 58% were developed.

    In December 1998, the Company sold its Trevose, Pennsylvania office building in connection with its plans to transfer most functions to Burnaby, British Columbia. The Company's corporate offices in

Burnaby occupy 35,000 square feet in a building owned by the Company and 54,000 and 3,900 square feet of office space under separate lease agreements expiring in 2000 and 1999, respectively. In 1999, in connection with the Company's closure of the Trevose office and transitioning of its administrative functions to Burnaby, the Company entered into two additional leases that each expire in 2002 for an aggregate 25,000 square feet of corporate office space in Burnaby.

ITEM 3.  LEGAL PROCEEDINGS.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action, and granted the exception of no cause of action as to Count IV, sub-class B. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling. No order granting the suspensive appeal has been signed by the trial court and the matter has not been filed with the Court of Appeal. To date, plaintiffs have taken no further action in connection with this filing.

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

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. The Company has filed an opposition to the application.

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

    Plaintiffs allegedly hold and held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that the defendants failed to provide the funeral services purchased with policies by, among other things, (i) charging them for certain funeral services, including the services of a funeral director and staff, a funeral ceremony, care of the deceased, automotive services and a casket, even though these services were allegedly covered by their policies, and (ii) unjustly enriching themselves through the payment of services allegedly covered under the plaintiffs' policies, and the plaintiffs are therefore entitled to restitution of those payments. Plaintiffs' complaint seeks compensatory and nonpecuniary damages and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages in their complaint.

    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. The federal court subsequently remanded the case to state court. As of the date hereof, no discovery has taken place.

    On January 29, 1999, the state court heard argument on the plaintiffs' motion to compel discovery and the Company's exceptions of venue and RES JUDICATA. On February 3, 1999, the court denied both exceptions and granted the motion to compel discovery, ruling that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar this particular sub-class of potential plaintiffs. On February 26, 1999, the Company filed supervisory writs on these rulings, and requested a stay of the discovery ruling pending a decision on the writ application. On March 1, 1999, the Fourth Circuit Court of Appeals stayed all further legal proceedings and discovery in the trial court and ordered the plaintiffs to respond to the Company's writ application on an expedited basis. The Fourth Circuit granted the Company's writ application on March 25, 1999, finding that under the RES JUDICATA doctrine as stated in the Fourth Circuit's DUFFY decision, relitigation of the plaintiffs' class action claims was forever barred in Louisiana courts by denial of the class certification in the FELDHEIM case. Accordingly, the Fourth Circuit reversed the trial court's denial of the Company's RES JUDICATA exception, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. It also remanded the case to the trial court for a hearing on the plaintiffs' motion to compel discloverey, but it instructed that any discovery requests that are not related to the individual plaintiffs' claims should be denied.

    On March 29, 1999, the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. The Company intends to file an opposition to the application.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

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

    SECURITIES CLASS ACTIONS

    Since December 1998 Loewen has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Loewen common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. are named as defendants in two suits (with Loewen, the "Loewen Defendants"). The plaintiffs in the two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

    The complaints generally make allegations concerning, among other things, Loewen's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidation all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New

York have filed a written stipulation with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has not ruled. By agreement, the Loewen Defendants' responses to all complaints currently are due by April 26, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG v. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY v. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. v. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE v. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA v. LOEWEN GROUP, INC. ET AL., 99-CV-1007; HILL v. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON v. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. v. RAYMOND L. LOEWEN ET AL. 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ v. RAYMOND L. LOEWEN ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN v. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER v. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN v. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS v. RAYMOND L. LOEWEN, ET AL., No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN v. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS); CV 99 553; COLLINS v. THE LOEWEN GROUP INC., ET AL., CV 99 261; CORRADINI, ET AL. v. THE LOEWEN GROUP INC. ET AL., CV 99 443; GERSH v. THE LOEWEN GROUP INC., CV 98 7983; GREAT NECK CAPITAL APPRECIATION PARTNERS v. RAYMOND L. LOEWEN, ET AL., CV 99 164; HARRIS v. THE LOEWEN GROUP INC., ET AL., CV 99 153; and SALEM v. THE LOEWEN GROUP INC., ET AL., CV 99 351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. Plaintiffs have filed a stipulated motion seeking the appointment of the City of Philadelphia Board of Pensions as lead plaintiff. The Company anticipates that all of the Pennsylvania cases will be consolidated and that, when and if transferred, the New York cases will also be consolidated. It is expected that the lead plaintiff will, when appointed, file a Consolidated and Amended Complaint, to which the defendants will be required to respond.

    Additional class action complaints containing similar allegations may be filed in the future.

    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

    F. LEO GROFF, INC. ET AL. v. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial date has been set for July 12, 1999.

    The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

    FLANAGAN

    On December 7, 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against Loewen and LGII. To date, only LGII has been served with the complaint. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    The complaint alleges that the defendants breached an express warranty contained in the Share Purchase Agreement dated July 17, 1995, between LGII and Ms. Flanagan, her husband John Flanagan (now deceased) and the Flanagan Family Trust. The Share Purchase Agreement was made in connection with LGII's purchase of the Flanagans' mausoleum and mortuary business in exchange for approximately $2,000,000 in cash and $7,800,000 of Loewen stock. The Loewen stock was valued at $36.00 per share at the time of the transaction. Ms. Flanagan alleges that LGII knew of claims, suits or other actions which would materially and adversely affect the financial condition of the Company, yet made false statements to the contrary in the Share Purchase Agreement. Ms. Flanagan alleges that two lawsuits pending at the time of the Share Purchase Agreement did eventually have a material adverse impact on the financial condition of the Company and the value of the stock received by Ms. Flanagan in connection with the Share Purchase Agreement.

    Ms. Flanagan's complaint also contains causes of action for breach of contract in connection with the Share Purchase Agreement and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. This amount is based on her claim that the shares she received were represented to have a value of $7,800,000 at the time of the agreement, and at the time the complaint was filed those shares had a value that was approximately one third of the original represented value. Her claimed damages may change as the price of Loewen's common shares fluctuates. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the Share Purchase Agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that pursuant to the Agreement LGII has the option to purchase for a specified price pursuant to the Share Purchase Agreement.

    The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

    OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                          EXECUTIVE OFFICERS OF LOEWEN

    The following table sets forth certain information with respect to the current executive officers of Loewen. The ages of the executive officers are shown as of March 31, 1999.

NAME                                                       AGE      POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
John S. Lacey(1)*....................................          55   Chairman of the Board

Robert B. Lundgren(2)................................          55   President and Chief Executive Officer

Michael G. Weedon(3).................................          45   Executive Vice-President, Administration, Accounting
                                                                    and Control and Chief Administrative Officer

Timothy R. Hogenkamp(4)..............................          53   Executive Vice-President, Corporate Affairs and
                                                                    Chairman of the Board, LGII

Paul Wagler(5).......................................          52   Executive Vice-President, Chief Operating Officer and
                                                                    Acting Chief Financial Officer

Bradley D. Stam(6)...................................          51   Senior Vice-President, Law

Dwight K. Hawes(7)...................................          39   Senior Vice-President, Corporate Controller

Jeffrey L. Cashner(8)................................          44   Senior Vice-President, Funeral Home & Cemetery
                                                                    Operations

Peter S. Hyndman(9)..................................          57   Corporate Secretary

Thomas C. Hardy(10)..................................          57   President, Loewen Life Insurance Group Inc.

Guy Heywood(11)......................................          40   Vice-President, Treasurer

Roger Ryan(12).......................................          49   Vice-President, Taxation

William Stewart(13)..................................          39   Vice-President, Corporate Development & International

------------------------

* Mr. Lacey is not an employee of The Loewen Group Inc. or any affiliated company, and serves as a non-executive Chairman.

FOOTNOTES APPEAR ON THE FOLLOWING PAGE.

 (1) Mr. Lacey became the Chairman of the Board of Directors of Loewen on January 22, 1999. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

 (2) Mr. Lundgren, who has served as a Director of Loewen since June 1986, returned from retirement to become President and Chief Executive Officer of Loewen in October 1998. Mr. Lundgren also served as Co-Chairman of the Board of Directors from October 1998 to January 1999.

 (3) Mr. Weedon became Chief Administrative Officer of Loewen in November 1997 and Executive Vice-President, Administration, Accounting and Control of Loewen in November 1998. From July 1998 to November 1998, Mr. Weedon served as Executive Vice-President, Operations and Administration of Loewen. From November 1997 to July 1998, Mr. Weedon served as Executive Vice-President of Administration of Loewen. From December 1996 to November 1997, Mr. Weedon was a private business consultant and investor. From April 1993 to December 1996, Mr. Weedon served as Executive Vice-President and Chief Operating Officer of Viridian Inc. (formerly Sherritt Inc.) in Fort Saskatchewan, Alberta.

 (4) Mr. Hogenkamp became Executive Vice-President, Corporate Affairs of Loewen in November 1998 and Chairman of the Board of LGII in November 1997. From September 1993 to November 1997, Mr. Hogenkamp served as President and Chief Operating Officer of Loewen.

 (5) Mr. Wagler became Executive Vice-President, Operations and Chief Operating Officer of Loewen in November 1998 and Acting Chief Financial Officer in December 1998. From July 1998 to November 1998, Mr. Wagler served as Executive Vice-President, Finance of Loewen. From March 1995 until July 1998, Mr. Wagler served as Senior Vice-President, Finance. Mr. Wagler served as Chief Financial Officer from March 1995 until December 1998. Prior to that time, Mr. Wagler was a Senior Vice-President of ABN AMRO Bank, in Vancouver, British Columbia.

 (6) Mr. Stam became Senior Vice-President, Law of Loewen in March 1998. From January 1996 until September 1997 Mr. Stam was President, General Counsel and a director of Western Star Trucks Holdings Ltd. From June 1995 to January 1996, Mr. Stam was Vice-President, General Counsel and Corporate Secretary of Western Star Trucks Holdings Ltd. Prior to that time, Mr. Stam was a partner with the Seattle-based law firm of Culp, Dwyer, Guterson & Grader.

 (7) Mr. Hawes became Senior Vice-President, Corporate Controller of Loewen in August 1998. From October 1994 to August 1998, Mr. Hawes served as Vice-President, Finance of Loewen. From January 1993 to October 1994, Mr. Hawes served as Director of Treasury Operations of Loewen.

 (8) Mr. Cashner became Senior Vice-President, Funeral Home & Cemetery Operations of Loewen in January 1999. From August 1996 to January 1999, Mr. Cashner served as Regional President, Operations, South East Region of Loewen. From February 1994 until August 1996, Mr. Cashner served as Vice-President, Cemetery and Combination Division, South and Western Region of Loewen.

 (9) In addition to serving as Corporate Secretary of Loewen, Mr. Hyndman served as Vice-President, Law of Loewen from March 1995 to November 1997.

(10) Mr. Hardy became President of Loewen Life Insurance Group Inc. in September 1997. From March 1997 to September 1997, Mr. Hardy served as President, Chief Executive Officer, Life Insurance Group. Prior to that time, Mr. Hardy was self-employed. Prior to June 1994, Mr. Hardy served as Executive Vice-President and Chief Operating Officer of Provident Life & Accident Insurance Company in Chattanooga, Tennessee.

(11) Mr. Heywood became Vice-President, Treasurer of Loewen in November 1998. From June 1996 to November 1998, Mr. Heywood served as Director, Treasury Operations of Loewen. Prior to that time, Mr. Heywood was Assistant Vice-President of ABN AMRO Bank, in Vancouver, British Columbia.

(12) Mr. Ryan became Vice-President, Taxation of Loewen in March 1998. From October 1996 to March 1998, Mr. Ryan served as Vice-President, Taxation of LGII. From March 1994 to October 1996, Mr. Ryan was Director of Taxation, LGII. Prior to that time, Mr. Ryan was a partner with KPMG in Vancouver, B.C. and a Senior Tax Manager with KPMG in Seattle, Washington.

(13) Mr. Stewart became Vice-President, Corporate Development & International of Loewen in September 1998. From July 1997 to September 1998, Mr. Stewart served as Director, International of Loewen. From March 1995 to July 1997, Mr. Stewart served as Manager, Finance and Investment Management of Loewen. Prior to that time, Mr. Stewart was a private finance consultant.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Common shares of Loewen have been listed on The New York Stock Exchange ("NYSE") since October 1996 under the symbol "LWN." Prior to such listing, the Common shares were quoted on The Nasdaq National Market under the symbol "LWNG." The Common shares have been trading on The Toronto Stock Exchange since May 1987 under the symbol "LWN" and commenced trading on The Montreal Exchange in April 1993, also under the symbol "LWN."

    The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the NYSE and The Toronto Stock Exchange.

                                                                                NEW YORK STOCK        TORONTO STOCK
                                                                                   EXCHANGE              EXCHANGE
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
                                                                                   (U.S.$)               (CDN.$)
1997 First quarter.........................................................     41.375     31.000     56.750     47.350
    Second quarter.........................................................     34.875     27.500     45.000     30.900
    Third quarter..........................................................     35.750     24.750     49.500     34.250
    Fourth quarter.........................................................     28.375     23.000     39.000     32.000

1998 First quarter.........................................................     27.500     20.875     38.750     30.150
    Second quarter.........................................................     28.813     24.625     41.450     35.000
    Third quarter..........................................................     26.875     11.063     39.800     17.000
    Fourth quarter.........................................................     14.500      7.000     21.950     10.750

1999 First quarter.........................................................      8.438      0.938     12.500      1.350

    As at March 31, 1999, there were 2,552 record holders of Loewen's Common shares.

    Each of the Exchanges has rules setting forth quantitative and qualitative criteria it considers in determining whether a company's securities should continue to be listed with that Exchange. Based on the Company's recent financial results, it may not meet all of the criteria for continued listing with the Exchanges and accordingly, it is possible that those Exchanges may take action to delist the Company's securities. In the event of any such delisting, the Company would pursue alternative listing arrangements. The NYSE, in April 1999, indicated to the Company that it is reviewing the Company's status.

DIVIDENDS

    The Company declared dividends of $0.10 per Common share in June and December 1997 and June 1998. In December 1998, the Company did not declare a dividend for Common shareholders as a result of the ongoing process to consider all strategic alternatives to maximize shareholder value and operating cash needs. In March 1999, the Company suspended future dividends on its Common shares, Preferred shares and MIPS (as defined below) and pursuant to the Credit Agreements is prohibited from declaring such dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 8 to the Company's Consolidated Financial Statements for additional information regarding the Credit Agreements and restrictions on the payment of dividends. In addition, until the Company pays all deferred dividends on the Series C Preferred shares and the MIPS, the Company is prohibited from paying dividends on its Common shares. Aggregate dividends declared per Common share over the last five years were as follows:

                                                                           1998       1997       1996       1995       1994
                                                                         ---------  ---------  ---------  ---------  ---------
Dividends per Common share.............................................  $    0.10  $    0.20  $    0.20  $    0.05  $    0.07

    The payment of cash, stock and deemed dividends on the Common shares is generally subject to Canadian withholding tax. The rate of withholding tax is 25% or such lesser amount as may be provided by treaty between Canada and the country of residence of the recipient. Under the current income tax treaty between the United States and Canada, such withholding tax rate is reduced to 15%.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

    In 1999, funeral gross margin is expected to be approximately 35% to 40% and cemetery gross margin is expected to be approximately 25% to 30%. Management believes that the aggregate purchase price for acquisitions in 1999 will be minimal. The foregoing statements and certain other statements made in this Form 10-K, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-K, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks and Uncertainties", the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Consolidated Financial Statements have been prepared on a going concern basis in accordance with Canadian GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If the going concern basis was not appropriate, then significant adjustments in the Consolidated Financial Statements would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used. There is substantial doubt about the appropriateness of the going concern assumption because in 1998 the Company experienced both a significant net loss and negative cash flow. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of actions that the Company has taken or plans to take which management believes will mitigate the adverse conditions and events that raise doubts about the validity of the "going concern" assumption. However, there is no certainty that these actions or other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS Senior Notes on terms satisfactory to the lenders under the Credit Agreements by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    2. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue is also affected by the level of acquisitions, which has been substantially reduced, as described below.

    3. ACQUISITION LEVELS. In light of the Company's 1998 operating results and its announced initiative to evaluate opportunities to maximize shareholder value and improve liquidity, the Company expects its level of acquisitions in 1999 to be minimal. There can be no assurance that funds will be available to complete any future acquisitions, and there can be no assurance that the Company will complete any specific number or dollar amount of acquisitions in a particular year.

    4. DISPOSITIONS. On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193 million. Two smaller groups of properties are considered as probable for sale.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    5. TAX RATE. Historically, the Company's financing structures have allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures are not expected to produce similar benefits in the future due to uncertainty as to when, if ever, the tax benefit of deducting the Company's future interest expense will be realized. As a result, the Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions. In addition to generating a gain or loss for tax purposes, the disposition of certain locations may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at December 31, 1998. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the year such dispositions become probable.

    6. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to implement various aspects of its strategic initiative to maximize shareholder value, (ii) the cost and availability of the Company's financing arrangements (including interest rates on short- and long-term debt and the availability of equity capital which may be affected by whether the Company's securities continue to be listed on the Exchanges), (iii) the number of Common shares outstanding, (iv) competition, (v) the accounting treatment of acquisitions, dispositions and the valuation of assets, (vi) the level of the Company's general and administrative costs, (vii) changes in or application of applicable accounting principles and governmental regulations, (viii) the outcome of legal proceedings, (ix) the ability of the Company and third parties to achieve Year 2000 Issue compliance on a timely basis, (x) the ability of the Company to retain and motivate its employees, including senior management and critical staff.

ITEM 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended December 31, 1998. The selected consolidated financial information is derived from the Company's audited consolidated financial statements for such periods. The Company's consolidated financial statements are prepared in accordance with Canadian GAAP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

    The financial results for the year ended December 31, 1998 include approximately $649 million of pre-tax charges representing impairment of capital assets and investments and accrual of contingent losses on investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these charges.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1998      1997(1)     1996(1)     1995(1)    1994(1)
                                                     ----------  ----------  ----------  ----------  --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND
                                                                      OPERATING INFORMATION)
INCOME STATEMENT INFORMATION:
Revenue............................................  $1,136,234   1,114,099  $  908,385  $  598,493  $417,328
Gross margin.......................................     291,736     363,639     329,008     224,476   158,854
Earnings (loss) from operations....................    (263,966)    152,131     204,670     117,765    95,660
Net earnings (loss)................................    (598,969)     41,810      65,999     (75,604)   39,872
Basic earnings (loss) per share....................       (8.22)       0.48        1.01       (1.67)     1.00
Fully diluted earnings (loss) per share(2).........       (8.22)       0.48        1.00       (1.67)     1.00
Ratio of earnings to fixed charges(3)..............         n/a         1.3x        1.9x        n/a       2.4x
Aggregate dividends declared per share.............        0.10        0.20        0.20        0.05      0.07

                                                                         AS AT DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        1998      1997(1)     1996(1)     1995(1)      1994(1)
                                                     ----------  ----------  ----------  ----------  -----------
BALANCE SHEET INFORMATION:
Total assets.......................................  $4,673,908  $4,790,687  $3,718,734  $2,380,011  $ 1,361,096
Total long-term debt(4)............................   2,268,014   1,793,934   1,495,925     932,296      515,703
Preferred securities of subsidiary.................      75,000      75,000      75,000      75,000       75,000
Shareholders' equity...............................     905,441   1,517,771   1,026,617     591,006      386,467

OPERATING INFORMATION:.............................
Number of funeral homes(5).........................       1,151       1,070         956         815          641
Number of funeral services.........................     163,000     153,000     142,000     114,000       94,000
Number of cemeteries(5)............................         550         483         313         179          116

--------------------------
(1) Certain of the comparative figures have been restated to conform to the change in accounting for income taxes adopted in 1998 (see Note 3 to the Consolidated Financial Statements).

(2) Fully diluted earnings (loss) per share figures are calculated in accordance with Canadian GAAP and assume, if dilutive (a) exercise of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return ranging from 6.2% to 7.1%, (b) conversion of the Series C Preferred Shares effective on the date of the issue of the Series C Receipts and the add-back of the preferred dividends during the period and (c) exercise of options and purchase rights under the 1994 Management Equity Investment Plan ("MEIP") effective on their dates of issue and the add-back of the interest under the related MEIP loan. See Note 11 to the Consolidated Financial Statements.

(3) The 1998 and 1995 losses are not sufficient to cover fixed charges by a total of approximately $765.9 million and $127.9 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re: Computation of Earnings to Fixed Charges Ratio (Canadian GAAP), which is Exhibit 12.1 to this Form 10-K.

(4) Total long-term debt comprises long-term debt, including current portion.

(5) The numbers of locations for 1994 includes adjustments and consolidations related to prior periods.

    Had the Company's Consolidated Financial Statements been prepared in accordance with U.S. GAAP (see Note 25 to the Consolidated Financial Statements), selected consolidated financial information would have been as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1998        1997(1)       1996(1)       1995(1)       1994(1)
                                                     ------------  ------------  ------------  ------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Revenue............................................  $  1,123,460  $  1,115,400  $    909,137  $    598,493  $    417,479
Earnings (loss) from operations....................      (260,127)      153,038       203,040       117,442        95,897
Earnings (loss) before cumulative effect of change
  in accounting principles.........................      (594,257)       42,231        64,559       (75,800)       39,652
Diluted earnings (loss) per share before cumulative
  effect of change in accounting principles(2).....         (8.15)         0.48          0.97         (1.67)         0.97
Ratio of earnings to fixed charges(3)..............           n/a           1.3x          1.8x          n/a           2.4x
Aggregate dividends declared per share.............          0.10          0.20          0.20          0.05          0.07

                                                                              AS AT DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1998          1997          1996          1995          1994
                                                     ------------  ------------  ------------  ------------  ------------
BALANCE SHEET INFORMATION:
Total assets.......................................  $  4,709,654  $  4,776,535  $  3,699,950  $  2,345,874  $  1,329,928
Total long-term debt(4)............................     2,268,014     1,793,934     1,495,925       892,296       515,703
Preferred securities of subsidiary.................        75,000        75,000        75,000        75,000        75,000
Shareholders' equity...............................       913,365     1,524,195     1,026,110       519,006       385,950

--------------------------
(1) Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1998.

(2) Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for United States GAAP purposes, on a retroactive basis.

(3) The 1998 and 1995 losses are not sufficient to cover fixed charges by a total of approximately $767.1 million and $128.3 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. Reference is made to the Statement re: Computation of Earnings to Fixed Charges Ratio (U.S. GAAP), which is Exhibit 12.2 to this Form 10-K.

(4) Total long-term debt comprises long-term debt, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS AND UNCERTAINTIES

BASIS OF PRESENTATION

    The Consolidated Financial Statements have been prepared on a going concern basis in accordance with Canadian GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

    There is substantial doubt about the appropriateness of the use of the going concern assumption because in 1998 the Company has experienced both a significant net loss and negative cash flow. As a result, the Company obtained waivers and amendments to certain of its debt agreements. There is also uncertainty as to the Company's ability to refinance the PATS Senior Notes which may be redeemed on October 1, 1999 and which require refinancing by September 15, 1999 under the terms of amended credit agreements. These uncertainties and the strategies necessary to mitigate the doubt about the validity of the going concern assumption are discussed below. There is no certainty that these and other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS Senior Notes on terms satisfactory to the lenders under the Credit Agreements by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management expects that the actions already taken or planned, some of which are described below, will mitigate the adverse conditions and events that raise doubts about the validity of the "going concern" assumption used in preparing these financial statements. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

OPERATIONS

    The Company reported a loss from operations in 1998 of $264.0 million after recording a charge for asset impairment of $333.9 million. Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to the historical emphasis on funeral home acquisitions. Acquisitions and the integration of cemeteries has required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred. The rapid growth in cemetery pre-need sales and the related long-term receivables have contributed to the negative cash flow from operations. Cemetery pre-need sales are typically structured with low initial cash payments by the customers that do not offset the cash costs of establishing and supporting a growing pre-need sales program, including the payment of certain sales commissions. The Company expects to continue to incur negative cash flow from cemetery operations until it is able to satisfactorily implement various strategies to generate positive cash flow.

    During the second half of 1998 the Company curtailed its acquisition program and undertook a number of steps to improve profitability and cash flow from operations:

    - In June 1998, the Company began the consolidation of many operational and administrative functions in the Trevose office to the Burnaby head office. In January 1999, the Company announced the further consolidation of most of the remaining functions, cemetery accounting, trust administration and information systems, leaving only the receivable collections function remaining in Trevose. This consolidation is expected to reduce costs and improve information and control to support decision making;

    - In July 1998, the Board of Directors engaged the services of financial advisors and investment bankers and announced its intention to consider all available options to maximize shareholder value, including opportunities such as strategic partnerships, combinations, dispositions and capital investments in the Company;

    - In September 1998, the Board of Directors created a Special Committee of independent directors to oversee and supervise the Company's efforts to maximize shareholder value. In October 1998, the Board of Directors appointed a new President and Chief Executive Officer. In December 1998, three new directors recommended by significant shareholders were appointed to the Board of Directors. In January 1999, the Board of Directors elected a newly appointed director as Chairman. Through actions taken on March 30, 1999 and April 12, 1999, the Board of Directors was reduced from 14 to seven members;

    - The Company has reorganized its operational management to enhance funeral and cemetery operations, reduce regional management overhead and achieve greater accountability for cemetery profitability and cash flow;

    - Management reviewed its cemetery pre-need sales strategy and, to improve cash flow, began implementing changes to the terms and conditions of cemetery pre-need sales. These changes include: setting minimum contract terms; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered; and

    - The Company is implementing several new information systems, principally in cemeteries, to ensure better information is available to monitor and evaluate key variables.

FINANCING

    As a result of expected negative cash flow from operations during 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193 million of which $126.5 million was used to reduce indebtedness; and

    - Completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements effective March 31, 1999, including waivers of certain financial covenants as of December 31, 1998. As a result, the Company has not had an event of default of the covenants under the Credit Agreements. The revised lending agreements:

     - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600 million to $294 million after application of a portion of the net proceeds from the Company's first major asset sale;

     - Increase effective interest rates or applicable margins;

     - Amend certain existing financial covenants and add other financial covenants;

     - Require refinancing the PATS Senior Notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

     - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

     - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

     - Restrict further acquisitions and equity repurchases;

     - Limit capital expenditures and expenditures for development of cemetery land to $60 million for 1999; and

     - Permit additional asset sales subject to certain terms and conditions.

    The Company's indebtedness includes the PATS Senior Notes which are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. Notwithstanding the obligation to refinance the PATS Senior Notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999, the trust has a put option that entitles the trust to redeem the PATS Senior Notes on October 1, 1999 to fund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. The Company does not expect to have sufficient funds to redeem these notes without further asset sales or proceeds from debt or equity issues. The Company is of the opinion that this facility has a prospect of being refinanced; however, there is no certainty of such financing as it will depend primarily on financial market conditions and the Company's credit rating at that time.

    The debt relating to the Credit Agreements and the PATS Senior Notes has been classified as current liabilities. The Series 1 to 7 Senior Notes have been classified as non-current liabilities but have cross-default clauses that could accelerate payment if covenants in the Credit Agreements and the PATS Senior Notes are not met and the lenders thereunder accelerate payment under those agreements.

    The Company is continuing to review its operations in order to identify additional strategies to those identified above, including further asset sales, that are designed to generate cash flow, improve the Company's financial position, and enable the discharge of the Company's obligations.

RESULTS OF OPERATION

    Detailed below are the Company's operating results for the years ended December 31, 1998, 1997 and 1996, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings
(loss) before income taxes and equity and other earnings of associated companies.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. See Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

                                                       YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                   -------------------------------  -------------------------------
                                                     1998       1997       1996       1998       1997       1996
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                            (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral........................................  $   631.2  $   602.1  $   549.8       55.6       54.0       60.5
  Cemetery.......................................      408.5      422.0      286.7       36.0       37.9       31.6
  Insurance......................................       96.5       90.0       71.9        8.4        8.1        7.9
                                                   ---------  ---------  ---------  ---------  ---------  ---------
    Total........................................  $ 1,136.2  $ 1,114.1  $   908.4      100.0      100.0      100.0
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Gross margin
  Funeral........................................  $   223.9  $   227.9  $   222.9       35.5       37.9       40.5
  Cemetery.......................................       51.3      119.0       88.9       12.6       28.2       31.0
  Insurance......................................       16.5       16.7       17.2       17.1       18.5       23.9
                                                   ---------  ---------  ---------
    Total........................................      291.7      363.6      329.0       25.7       32.6       36.2
Expenses
  General and administrative.....................      133.3      112.7       71.2       11.7       10.1        7.8
  Depreciation and amortization..................       88.5       65.4       53.1        7.8        5.9        5.9
  Asset impairment...............................      333.9         --         --       29.4         --         --
  Restructuring costs............................         --       33.4         --         --        3.0         --
                                                   ---------  ---------  ---------
Earnings (loss) from operations..................     (264.0)     152.1      204.7      (23.2)      13.6       22.5
Interest on long-term debt.......................      182.3      132.2       93.0       16.0       11.9       10.2
Investment impairment and contingent loss........      315.2         --         --       27.7         --         --
Loss on early extinguishment of debt.............         --        7.7         --         --        0.7         --
Gain on sale of investment.......................         --      (24.1)        --         --       (2.2)        --
Finance and other costs related to hostile
  takeover proposal..............................         --         --       18.7         --         --        2.1
Dividends on preferred securities of
  subsidiary.....................................        7.1        7.1        7.1        0.6        0.6        0.8
Income taxes.....................................     (164.5)       0.8       23.5        n/a        1.8       26.2
                                                   ---------  ---------  ---------
                                                      (604.1)      28.4       62.4      (53.2)       2.6        6.9
Equity and other earnings of associated
  companies......................................        5.1       13.4        3.6        0.5        1.2        0.4
                                                   ---------  ---------  ---------
Net earnings (loss)..............................  $  (599.0) $    41.8  $    66.0      (52.7)       3.8        7.3
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Consolidated revenue increased 2.0% to $1.136 billion in the year ended December 31, 1998 from $1.114 billion in 1997, due to acquisitions. Consolidated gross margin decreased 19.8% to $291.7 million in 1998 from $363.6 million in 1997, primarily due to volume declines in funeral and cemetery businesses and increases in the allowance for funeral accounts receivable and pre-need cemetery accounts receivable as a result of worsening trends in collections experience. As a percentage of revenue, consolidated gross margin decreased to 25.7% in 1998 from 32.6% in 1997, principally due to the declines in funeral, cemetery and insurance gross margins, as discussed below.

    Funeral revenue increased 4.8% to $631.2 million in 1998 compared to $602.1 million in 1997, due to revenue from acquisitions. The number of funeral services performed at locations in operation for all of 1997 and 1998 ("Established Locations") declined by 5.2% from 1997 to 1998. This decline, combined with slightly lower average revenue per funeral service, had an unfavorable impact on revenue. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 37.2% in 1998 from 38.0% in 1997, as the decrease in revenue was partially offset by a 5.2% decrease in costs, resulting from the decline in the number of funeral services performed and the fixed nature of operating costs. As a result of the gross margin decrease for Established Locations, together with the lower margins of recently acquired funeral locations, overall funeral gross margin as a percentage of funeral revenue decreased to 35.5% in 1998 from 37.9% in 1997. Management expects funeral gross margin to be approximately 35% to 40% in 1999.

    Cemetery revenue decreased 3.2% to $408.5 million in 1998 compared to $422.0 million in 1997, and cemetery gross margin decreased to 12.6% in 1998 from 28.2% in 1997, both primarily due to a decline in pre-need sales and an increase in the estimate of the allowance for pre-need accounts receivable to reflect worsening trends in collections experience. Similarly, for Established Locations, cemetery gross margin decreased to 7.1% in 1998 from 27.5% in 1997. Management expects cemetery gross margin to be approximately 25% to 30% in 1999.

    Insurance revenue increased to $96.5 million for 1998 from $90.0 million in 1997. The increase in revenues was primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes, partially offset by reduced revenues as a result of the sale of First Capital Life Insurance Company of Louisiana ("First Capital"). On July 27, 1998, the Company entered into an agreement to sell First Capital for cash proceeds of approximately $24 million and a pre-tax gain of approximately $6.8 million included in general and administrative expenses (see below). The sale was consummated on December 22, 1998. First Capital specialized in the sale of pre-need funeral insurance sold through non-Company funeral homes. First Capital had tangible assets of approximately $90 million and annual revenues of approximately $24 million. Insurance gross margin decreased to 17.1% for 1998 from 18.5% in 1997, primarily due to the loss of First Capital business and the implementation of the Company's insurance products in and expansion into several states.

    The Company's gross pre-arranged funeral sales decreased to approximately $258 million in 1998 from approximately $267 million in 1997. Pre-arranged funeral services comprised approximately 23% of the funeral services performed by the Company in 1998 and approximately 21% of the funeral services performed by the Company in 1997. The Company estimates that it had a backlog of approximately $1.1 billion in pre-need funeral sales as of December 31, 1998. Approximately 75% of the Company's cemetery revenue in 1998 was generated from pre-need sales compared with 77% in 1997. Note 2 to the 1998 Consolidated Financial Statements provides information regarding the accounting treatment of pre-arranged funeral services and pre-need cemetery sales.

    General and administrative expenses, as a percentage of revenue, increased to 11.7% in 1998 from 10.1% in 1997. For the year ended December 31, 1998, general and administrative expenses increased $20.6 million to $133.3 million from $112.7 million in 1997. The increase in general and administrative expenses in 1998 is a result of the write off of approximately $14.9 million of previously capitalized costs, primarily for acquisitions and planned construction projects that are no longer being pursued and approximately $2.0 million of costs associated with the Company's initiative to evaluate strategic alternatives to maximize shareholder value, including the transition of the Trevose office, partially offset by the pre-tax gain of approximately $6.8 million from the sale of First Capital (see above). Without reflecting the impact of these items, general and administrative expenses for 1998 as a percentage of revenue, was 10.8% as compared to 7.9% in 1997, after the exclusion of approximately $24.8 million of charges for litigation and various asset write downs in 1997.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 7.8%, compared to 5.9% in 1997, primarily due to the fixed cost component effect of lower than expected revenues, accelerated depreciaton and amortization of assets based on a reassessment of useful lives and the write off of certain assets.

    Interest expense on long-term debt increased by $50.1 million in 1998, primarily as a result of additional borrowings by the Company to finance its previous acquisition programs and working capital needs. In 1998, the Company wrote off as interest expense approximately $15.0 million of deferred debt issue costs related to its bank credit agreements.

    Due to severe liquidity constraints and the need to generate cash in late 1998, the Company identified certain properties which it would consider selling at their fair value.

    On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193 million (see Notes 1 and 24). Two smaller groups of properties are considered as probable for sale.

    The Company has recorded a pre-tax impairment loss of $333.9 million in 1998 on individual properties contained in the above groups. In calculating the impairment loss, the Company has used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The impairment loss has reduced cemetery property by $319.3 million, property and equipment by $4.0 million and names and reputations by $10.6 million. The impairment loss is based on management estimates and as a result, actual results could differ significantly from these estimates.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    The Company has recorded in 1998 an investment impairment and contingent loss of $315.2 million relating to its investments in Rose Hills Holding Corp. ("Rose Hills") and Prime Succession Holdings, Inc. ("Prime"). Prior to the fourth quarter of 1998, the Company had evaluated the exercise of its call options related to the majority owner's investment in Rose Hills and Prime as likely, and the exercise of the majority owner's put options as unlikely. Due to liquidity concerns of the Company, the performance of Rose Hills and Prime, and the reduced market values for the Company's and other industry participants' stock, the Company determined the exercise of the calls to be unlikely and the exercise of the puts to be likely. Accordingly, the Company determined that its investments suffered a decline in value that is other than temporary and has written down its investment in Rose Hills and Prime based on an assumed distribution of Rose Hill and Prime's shareholders' equity at December 31, 1998, taking into account the majority owner's return under the put. In addition, the Company has estimated the expected put option price on the sixth anniversary, the first date the put options become exercisable by the majority owner, based on the Company's best estimate of earnings before interest, taxes, depreciation and amortization at that time and the relevant formula in the put/call agreements. The Company has accrued contingent losses based upon the difference between the estimated option prices and the Company's estimates of the fair value of the majority owner's interest which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the businesses. A net liability (see Notes 5 and 21) has been recorded reflecting an accrual of the expected losses on the options reduced by the remaining carrying value of the investments.

    In 1998, the Company adopted the Canadian Institute of Chartered Accountants Handbook Section 3465, "Income Taxes." The provisions of this standard were applied retroactively to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for its financial statement amounts presented under

United States GAAP. Implementation of the standard resulted in a $23.9 million cumulative effect decrease of retained earnings as of January 1, 1996.

    The income tax benefit of $164.5 million and an effective tax rate of (21.5%) compares to an income tax expense of $0.8 million and an effective tax rate of 1.8% for 1997. In 1998 the Company established valuation allowances against future potential tax deductions associated with the following items in the amounts indicated: 1) provision for losses on the Company's existing investment in Rose Hills and Prime and the establishment of a liability regarding the Company's put obligation in the amount of $120.0 million; 2) certain state, provincial, and federal net operating loss carryovers in the amount of $50.1 million; and 3) certain other tax benefits in the amount of $7.5 million. Additional information regarding the change in effective tax rate in 1998 compared to 1997 is provided in Note 19 to the Company's Consolidated Financial Statements.

    Historically, the Company's financing structures have allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures are not expected to produce similar benefits in the future due to uncertainty as to when, if ever, the tax benefit of deducting the Company's future interest expense will be realized. As a result, the Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions. In addition to generating a gain or loss for tax purposes, the disposition of certain locations may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at December 31, 1998. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the year such dispositions become probable.

    Equity and other earnings of associated companies were $5.1 million during 1998, down from $13.4 million in 1997, primarily due to the performance of the Prime and Rose Hills investments as further described in Note 5 to the Company's Consolidated Financial Statements.

    The Company had a net loss of $599.0 million in 1998 compared to net income of $41.8 million in 1997. Fully diluted loss per share was $8.22 per share compared to earnings of $0.48 per share in 1997. The net loss and loss per share for 1998 were primarily due to the decrease in operating earnings and the charges taken for asset impairment primarily related to cemetery disposals and the impairment of the Company's equity investments and accrual for contingent loss in Rose Hills and Prime.

    The Company has and plans to further implement strategies to improve profitability in its businesses and to reduce corporate costs. Management believes that costs in 1998 included many items that will not occur in 1999.

    The Company's statement of cash flows for the year ended December 31, 1998 reflects cash applied to operations of $124.5 million, primarily as a result of pre-need cemetery programs.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Consolidated revenue increased 22.6% to $1.1 billion in the year ended December 31, 1997 from $908.4 million in 1996. Consolidated gross margin increased 10.5% to $363.6 million in 1997 from $329.0 million in 1996. As a percentage of revenue, consolidated gross margin percentage decreased to 32.6% in 1997 from 36.2% in 1996, due to the increased proportion of cemetery revenue with associated lower margins, and declines in the gross margin percentages of the Company's funeral home, cemetery and insurance businesses. Charges relating to the implementation of certain strategic initiatives and other charges contributed to reduced margins in 1997 compared to 1996.

    Funeral revenue increased 9.5% to $602.1 million in 1997 compared to $549.8 million in 1996, due to acquisitions. Funeral revenue for 1996 includes $4.4 million of commission income received by the Company due to certain non-recurring conversions of trust investments to insurance investments. Excluding the factors described below, 1997 funeral gross margin at locations in operation for all of 1996 and 1997 ("Established Locations") was comparable with the prior year. The number of funeral services performed at Established Locations declined by 3.2% from 1996 to 1997, substantially consistent with other consolidators in the industry; however, the effect on revenue was partially offset by a slightly higher average revenue per funeral service of approximately 2.5%. As a result, casket and funeral service revenue for Established Locations declined by only 0.7% versus the prior year. Funeral gross margin as a percentage of funeral revenue for Established Locations decreased to 38.7% in 1997 from 40.8% in 1996, due to decreased revenue of $6.0 million from a lower number of services that was partially offset by higher average revenue per service, coupled with increased operating costs of $6.5 million. The increase in 1997 operating costs was primarily due to an addition to the reserve for doubtful accounts of approximately $5.0 million, and certain other charges aggregating approximately $0.6 million. Overall funeral gross margin as a percentage of funeral revenue decreased to 37.9% in 1997 from 40.5% in 1996, primarily as a result of the decrease in funeral gross margin at Established Locations, together with lower margins on acquired funeral locations.

    Cemetery revenue increased 47.2% to $422.0 million in 1997 compared to $286.7 million in 1996, due to acquisitions. Cemetery revenues in 1997 included a higher proportion of pre-need sales of openings and closings, as well as caskets, which have a higher gross margin than other components of cemetery revenues. Excluding the factors described below, cemetery gross margin for Established Locations was 31.7%, slightly below 1996, as increased revenues were offset by higher selling costs, primarily commissions associated with pre-need sales, and other operating costs, such as maintenance. Overall cemetery gross margin percentage decreased to 28.2% in 1997 from 31.0% in 1996. The decrease in overall cemetery gross margin percentage was principally a result of (i) lower cemetery revenue of $10.4 million attributable to imputed interest on non-interest bearing installment contract sales in 1997, (ii) $2.0 million in cemetery cost of sales representing the write off of certain costs related to the National Baptist Convention program initiated during 1995 and terminated in the third quarter of 1997, (iii) reversal in 1997 of $3.7 million of sales and $1.2 million of related cost of sales recorded in 1996 for transactions not consummated, and (iv) $2.1 million in cemetery cost of sales related to a write down of cemetery accounts receivable.

    Insurance revenue increased to $90.0 million for 1997 from $71.9 million in 1996. Insurance gross margin in 1997 was 18.5% compared to 17.5% in 1996, after adjusting 1996 to exclude $4.6 million for a revision to actuarial assumptions.

    The Company's gross pre-arranged funeral sales increased to approximately $267 million in 1997 from approximately $190 million in 1996. Pre-arranged funeral services comprised approximately 21% of the funeral services performed by the Company in 1997 and approximately 19% of the funeral services performed by the Company in 1996. The Company estimates that it had a backlog of approximately $967 million in pre-need funeral sales as of December 31, 1997. Approximately 77% of the Company's cemetery revenue in 1997 was generated from pre-need sales compared with 66% in 1996. Note 2 to the 1998 Consolidated Financial Statements provides information regarding the accounting treatment of pre-arranged funeral services and pre-need cemetery sales.

    General and administrative expenses for 1997 increased to $112.7 million from $71.2 million in 1996. Included in general and administrative expenses for 1997 are charges of (i) $9.4 million attributable to management's decision to negotiate the termination of covenant not to compete agreements with certain former owners in locales where the marketplace has changed and the restrictive covenants no longer have value to the Company, (ii) $6.0 million for litigation,
(iii) $5.6 million for the write off of acquisition costs associated with acquisitions that management determined during the year to no longer pursue,
(iv) $2.2 million of fixed asset write downs as a result of streamlining general and administrative functions, and (v) $1.6 million of software and other costs associated with a change in the Company's operating strategy. Also included in 1997 general and administrative expenses is the gain before taxes of $3.0 million on the sale of certain funeral home properties.

    The Company recognized a restructuring charge of $33.4 million for the third quarter of 1997. The charge was principally composed of (i) $19.4 million related to the severance of 545 employees in operating locations where the Company was not achieving the full benefits of local staffing synergy, (ii) $6.0 million in fixed asset write downs as a result of management's decision to curtail or sell certain under-performing locations as part of the reorganization strategy, and (iii) $7.5 million for lease termination, severance of 47 employees and other expenses related to the closure of the Company's Covington, Kentucky corporate office.

    Interest expense on long-term debt increased by $39.2 million in 1997, primarily as a result of additional borrowings by the Company to finance its expansion programs, as well as the increase in cemetery and funeral pre-need sales program activity.

    In 1997, the Company refinanced a portion of its long-term debt to achieve a lower interest rate. As a result, the Company incurred a loss on early extinguishment of debt of $7.7 million related to the prepayment of a Cdn. $35 million term credit facility and the prepayment of three series of senior amortizing notes totaling approximately $100 million.

    In November 1997, the Company completed the sale of its shareholdings in Arbor Memorial Services Inc. for a gain of approximately $24.1 million, $13.9 million after tax.

    The income tax expense of $0.8 million and an effective tax rate of 1.8%, compares to an income tax expense of $23.5 million for 1996 and an effective tax rate of 26.2%. The change in effective tax rate in 1997 compared to 1996 is explained in Note 19 to the Company's Consolidated Financial Statements. The Company's effective tax rate was historically determined primarily through certain international and intercompany financing arrangements, as well as other tax strategies.

    Equity and other earnings of associated companies increased to $13.4 million for 1997 from $3.6 million in 1996 due primarily to the inclusion for a full year of payment-in-kind dividends, partially offset by the Company's proportionate share of the full year loss attributable to the Common shares of Prime and Rose Hills, as described further in Note 5 to the 1998 Consolidated Financial Statements.

    Net earnings decreased to $41.8 million in 1997 from $66.0 million in 1996. Fully diluted earnings per share decreased to $0.48 per share from $1.00 per share in 1996.

    The Company's statement of cash flows for the year ended December 31, 1997 reflects cash applied to operations of $160.7 million primarily as a result of increased cemetery and funeral pre-need sales programs.

ACQUISITIONS, INVESTMENTS, CAPITAL EXPENDITURES AND DISPOSITIONS

    The Company acquired 89 funeral homes and 65 cemeteries during 1998 for consideration of approximately $278 million. During 1997, the Company acquired 138 funeral homes, 171 cemeteries and one insurance company for consideration of approximately $546 million. However, beginning in the second half of 1998, the Company virtually ceased its acquisition program. The Company expects acquisitions during 1999 to be minimal.

    In December 1998, the Company completed the sale of its insurance subsidiary, First Capital. The aggregate proceeds from this sale were approximately $24 million, resulting in a gain before taxes of approximately $6.8 million.

    On March 31, 1999, the Company completed the sale of 124 cemeteries and three funeral homes to an investor group led by McCown De Leeuw & Co., a private investment firm. The Company received gross proceeds of $193.0 million. The investor group included two former officers of the Company. The Company has two smaller groups of properties which are considered probable for sale. The Company has recorded a pre-tax impairment loss of $333.9 million in 1998 on individual properties contained in the above groups.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries has required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred. The Company expects to continue to incur negative cash flow from cemetery operations until it is able to satisfactorily implement various strategies to generate positive cash flow.

    The Company's indebtedness includes the PATS Senior Notes which are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. Notwithstanding the obligation to refinance the PATS Senior Notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999, the trust has a put option that entitles the trust to redeem the PATS Senior Notes on October 1, 1999 to fund repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. The Company does not expect to have sufficient funds to redeem these notes without further asset sales or proceeds from debt or equity issues. The Company is of the opinion that these notes have a prospect of being refinanced, however there is no certainty of such financing as it will depend primarily on financial market conditions and the Company's credit rating at that time.

    As a result of expected negative cash flow from operations in 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193 million of which $126.5 million was used to reduce indebtedness; and

    - Completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements.

    In addition to taking steps to improve profitability and cash flow throughout the organization, the Company has also reviewed its cemetery pre-need sales strategy, and to improve cash flow, began implementing changes to the terms and conditions of cemetery pre-need sales. These changes include: setting minimum contract terms; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

    The Company plans to finance its operations and capital expenditures in 1999 from existing cash balances, cash flow from operations and proceeds from further asset sales.

    There is no certainty that these and other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS Senior Notes on terms satisfactory to the lenders under the Credit Agreements by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    The Company's past objective has been to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Accordingly, due to the timing of its acquisition program, the Company's long-term debt/equity ratio typically rose to the high end of the range, and then was reduced substantially by an equity issue. However, as a result of the Company's recent poor operating results and negative cash flow requiring increased borrowing for working capital needs, at December 31, 1998, the Company's long-term debt/equity ratio was 2.5:1. The Company does not have current plans to issue equity in 1999.

    The Company's balance sheet at December 31, 1998 as compared to December 31, 1997, reflects changes principally from the impairment charges and contingent loss on purchase obligations, as well as acquisitions during the first half of 1998.

    1998 FINANCINGS

    In March 1998, the Company amended its $1 billion revolving bank credit agreement (the "Revolving Credit Agreement"). As part of the amendment, the $250 million 364-day tranche was terminated and the $750 million tranche maturing in September 2002 was reduced to a $600 million revolving agreement due March, 2001.

    In May 1998, LGII completed a private placement in the United States of $200 million of 7.20% Series 6 Senior Guaranteed Notes due 2003 (the "Series 6 Senior Notes") and $250 million of 7.60% Series 7 Senior Guaranteed Notes due 2008 (the "Series 7 Senior Notes"). The net proceeds from the Series 6 and 7 Senior Notes were used to repay indebtedness outstanding under the Revolving Credit Agreement. In September 1998, these notes were exchanged for identical notes registered under the Securities Act of 1933.

    In September 1998, a subsidiary of the Company obtained a $98.0 million revolving receivables finance facility (the "Receivables Finance Facility") through a subsidiary of one of its bank lenders. Under the terms of the agreement, new receivables are added to the pool each month to offset collections from existing receivables. Another subsidiary of the Company services, administers and collects the receivables. The Receivables Finance Facility contains certain covenants and provides for various events of termination. This facility is secured by a pledge of the cemetery receivables held by the subsidiary and as of September 15, 1999, no further receivables can be added to the pool. At December 31, 1998 the balance outstanding on the Receivables Finance Facility was $66.2 million which represents the maximum amount available. The Receivables Finance Facility bears interest at a floating rate based on commercial paper rates (December 31, 1998 -- 5.51%). The Receivables Finance Facility is also subject to a commitment fee ranging from 1.10% - 3.25% of the total facility amount depending on certain financial ratios. Although there are no assurances, the Company plans to extend the Receivables Finance Facility or replace it with a similar facility with a longer term.

    In September 1998, the Company terminated its Cdn. $50 million revolving credit agreement.

    In March 1999, the Company completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements effective March 31, 1999, including waivers of certain financial covenants as of December 31, 1998. As a result, the Company has not had an event of default of the covenants in the Credit Agreements. The revised lending agreements:

    - Provide for no further borrowings and reduce the Revolving Credit Agreement, including letters of credit, from $600 million to $294 million after application of a portion of the net proceeds from the Company's first major asset sale;

    - Increase effective interest rates or applicable margins;

    - Amend certain existing financial covenants and add other financial covenants;

    - Require refinancing the PATS Senior Notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

    - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

    - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

    - Restrict further acquisitions and equity repurchases;

    - Limit capital expenditures and expenditures for development of cemetery land to $60 million for 1999; and

    - Permit additional asset sales subject to certain terms and conditions.

    INDEBTEDNESS

    On March 31, 1999, the $600 million Revolving Credit Agreement was reduced to a $294 million facility as part of the revised lending agreements relating to the Credit Agreements. The Revolving Credit Agreement is secured in the manner described below under "Collateral Trust Agreement."

    LGII also has outstanding $300 million of PATS Senior Notes. The PATS Senior Notes are held by a trust for the benefit of the holders of pass-through asset trust securities due October 1, 1999 (the "PATS Trust"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999 (the "Reset Date"), at which time the interest rate will be reset (the "Reset Rate") for the balance of the term of the PATS Senior Notes at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then-current credit spread to the ten-year U.S. Treasury rate on the Reset Date. In connection with the issuance of the PATS Senior Notes, LGII granted a put option to the PATS Trust that, in effect, entitles the PATS Trust to redeem the PATS Senior Notes, in whole but not in part, on the Reset Date. The PATS Trust will exercise the put option if the interest rate at the Reset Date is greater than the Reset Rate. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

    LGII has outstanding six series of senior guaranteed notes aggregating $1.2 billion (the "Senior Notes") issued in March and October of 1996 and May 1998. The Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.20% to 8.25% and have initial terms of five to ten years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $43 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    Loewen has outstanding Cdn. $200 million of 6.10% Series 5 Guaranteed Notes, due 2002 (the "Series 5 Senior Notes"). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement." In addition, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $43 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and have an initial term of ten years. A subsidiary of Loewen has a $97 million secured bank term credit agreement maturing in July 2000 (the "MEIP Loan"), implemented in connection with the 1994 Management Equity Investment Plan.

    COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the Series 1-7 Senior Notes, the Series D and E Amortizing Notes, the Revolving Credit Agreement, the MEIP Loan and the PATS Senior Notes, as well as holders of certain letters of credit. In addition, there are various covenants that prohibit liens on the assets of the non-guaranteeing subsidiaries. At December 31, 1998, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated approximately $2.1 billion.

    RESTRICTIONS

    Certain of the Company's debt instruments and amended credit facilities contain restrictions, including change of control provisions, provisions requiring the Company to maintain specified financial ratios and provisions limiting the encumbrance of assets, payments to subsidiaries, the redemption or repurchase of shares, disposition of assets, additional debt, transactions with interested persons, sales of preferred stock, sale-leaseback transactions and merger and acquisitions. Under the terms of its Credit Agreements, the Company is prevented from paying dividends on Common shares, Preferred shares and MIPS securities.

    In connection with the issuance of the Monthly Income Preferred Securities ("MIPS") by Loewen Group Capital, L.P. ("LGC") in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 9 to the 1998 Consolidated Financial Statements.

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

                                                            EVALUATION      YEAR 2000    COMPLETION
                                                             COMPLETE       COMPLIANT       DATE
                                                           -------------  -------------  -----------
Corporate................................................          Yes            Yes           N/A
Funeral Home Operations..................................          Yes             No       3Q 1999
Cemetery Operations......................................          Yes             No       3Q 1999
Insurance Operations.....................................          Yes            Yes           N/A

    In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

    The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company is currently gathering information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment is expected to be completed by mid-1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    THE COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    To date, management estimates that the total cost incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been less than $1 million, and is not material to the operating results or financial position of the Company. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be less than $2 million. Funding for addressing Year 2000 Issues will be achieved with operating funds of the Company.

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

    THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    It is difficult to accurately project what the potential risks and ramifications to the Company may be in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, will be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with progress made to date and current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

    In a "worst-case scenario," which is extremely difficult for the Company to predict, the Company may be unable to fulfill its customer service obligations in a timely manner, vendor payments may be delayed and timely and accurate financial reporting might be hindered. All such effects would be temporary, but the Company is not able to predict the exact nature of events and circumstances, extent of time nor cost that might be incurred if a "worst-case scenario" occurred. The Company believes that its Year 2000 initiatives described are adequate to mitigate such potential effects.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company primarily uses derivatives in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective is to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described are non-trading and are stated in U.S. dollars. The Company's derivative contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affect the swaps are generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitute "forward looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    The Company's debt instrument sensitivity to floating interest rates is based on approximately 90% and 10% of the Company's floating rate debt being based in the United States and Canada, respectively. Accordingly, changes in U.S. and Canadian interest rates affect the interest paid on the Company's debt. To reduce the impact of fluctuations in U.S. and Canadian interest rates, the Company generally manages interest rates such that 50% to 80% of the total debt is fixed rate debt. Interest rates are managed either by long-term borrowings or by entering into interest rate swap or option transactions. After allowing for the effect of the interest rate swaps at December 31, 1998, the Company's total debt has been converted into approximately $1.8 billion of fixed rate debt at a weighted average rate of 7.4% and approximately $465 million of floating interest rate debt at a weighted average rate of 7.1%. After allowing for the effect of the interest rate swaps, a one percent increase in the various floating rate debt indices would cause an approximately $4.7 million increase in the Company's annual interest expense.

    The Company's PATS Senior Notes have an embedded option whereby the PATS trust has the ability to put the $300 million debt back to the Company at October 31, 1999, should the debt not be purchased by investors at the redemption date. Provided the option is exercised the Company will be required to pay the PATS trust the value of the option, if any. The value of the option at December 31, 1998, is approximately $29.3 million and will fluctuate based on the 10-year U.S. Treasury rate and a strike price of 6.05%. Should the debt be purchased by investors the notes will have a 10 year maturity with a fixed rate of 6.05% plus an adjustment equal to the Company's then current credit spread.

    The countries in which the Company has foreign operations are generally stable politically and economically and are not highly inflationary. The Company hedges a portion of its net investment in foreign assets. The foreign currency denominated debt acts as a hedge on foreign currency denominated earnings provided there is not an operating loss in the foreign currency denominated segment. Approximately 7% of the Company's net assets and 16% of operating loss are denominated in foreign currencies. None of the Company's net assets and approximately 16% of the Company's operating loss are subject to translation risk.

    EQUITY-PRICE RISK MANAGEMENT

    The sale of prearranged funeral services, pre-need cemetery merchandise and insurance products result in the Company having significant investment in, or managing trusts that have significant investment in mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in prearranged funeral trusts do not result in significant current income fluctuation as the income is not realized until services are performed. Investments in pre-need cemetery merchandise trusts and insurance invested assets predominately hold fixed income securities. These investments are generally held to maturity. Accordingly, any unrealized gains or losses created by fluctuations in interest rates will not be realized. The Company manages the mix of equities and fixed income securities in accordance with policies set by the Investment Committee which is comprised of members of senior management. The Investment Committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation. Cost and market values of these investments as of December 31, 1998 and 1997 are presented in Notes 6, 7, 10 and 25 to the Company's Consolidated Financial Statements.

    MARKET SENSITIVE FINANCIAL INSTRUMENTS RISK MANAGEMENT

    For certain assets and liabilities, the table presents principal cash flows and the related average interest rates by expected maturity dates for instruments held at December 31, 1998. For interest rate swaps, the table presents the notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS
                               DECEMBER 31, 1998
                           (THOUSANDS OF US DOLLARS)

YEAR OF MATURITY                    1999       2000       2001       2002       2003     THEREAFTER      TOTAL     FAIR VALUE
--------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  -----------  -----------

LIABILITIES
Fixed rate US $ debt............  $ 444,903  $  21,906  $ 369,061  $  12,671  $ 562,173   $ 289,651   $ 1,700,365  $ 1,469,734
  Average rate..................       7.1%       7.9%       7.6%       7.9%       7.9%        7.6%          7.5%

Fixed rate Cdn. $ debt..........      1,082        599        307    130,961        307       1,323       134,579      105,830
  Average rate..................       8.0%       8.0%       8.0%       6.1%       8.0%        8.0%          6.2%

Floating rate US $ debt.........    494,360        824        685        504        576       2,343       499,292      499,292
  Average rate..................       7.2%       8.0%       8.0%       8.0%       8.0%        8.0%          7.2%

PREFERRED SECURITIES
Monthly Income Preferred
  Securities....................         --         --         --         --         --      75,000        75,000       57,938
  Average rate..................         --         --         --         --         --        9.5%          9.5%
First Preferred Shares, Series
  C.............................         --         --         --         --         --     157,146       157,146       90,271
  Average rate..................         --         --         --         --         --        6.0%          6.0%

INTEREST RATE DERIVATIVES
INTEREST RATE SWAPS
US$ pay fixed -- US$ receive
  variable......................     25,000         --     50,000         --         --          --        75,000       (1,428)
  Average pay rate..............       5.8%         --       6.2%         --         --          --          6.0%
  Average receive rate..........       5.3%         --       5.3%         --         --          --          5.3%

Cdn.$ pay fixed -- Cdn.$ receive
  variable......................         --         --         --     45,737         --          --        45,737          590
  Average pay rate..............         --         --         --       6.1%         --          --          6.1%
  Average receive rate..........         --         --         --       5.9%         --          --          5.9%

INTEREST RATE OPTIONS
US$ PATS senior notes put option
  (10 year)
  Notional Amount...............    300,000         --         --         --         --          --       300,000      (29,317)
  Strike Rate...................       6.1%         --         --         --         --          --          6.1%

US$ LIBOR cap (3 month)
  Notional Amount...............    100,000         --         --         --         --          --       100,000          (46)
  Strike Rate...................       6.0%         --         --         --         --          --          6.0%

CROSS-CURRENCY INTEREST RATE
  SWAP
US$ floating to GBP floating....         --         --         --         --     10,921          --        10,921         (315)
  Average pay rate..............         --         --         --         --       7.0%          --          7.0%
  Average receive rate..........         --         --         --         --       7.3%          --          7.3%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
THE LOEWEN GROUP INC.

  Report of Independent Accountants........................................................................         36

  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................         37

  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996...............         38

  Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 1998, 1997 and
    1996...................................................................................................         39

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............         40

  Notes to Consolidated Financial Statements...............................................................         41

  Supplementary Data: Quarterly Financial data (unaudited).................................................         88

LOEWEN GROUP INTERNATIONAL, INC.(1)

  Report of Independent Accountants........................................................................         89

  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................         90

  Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1998, 1997 and 1996...         91

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............         92

  Notes to Consolidated Financial Statements...............................................................         93

NEWEOL INVESTMENTS LTD.(1)

  Report of Independent Accountants........................................................................        136

  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................        137

  Consolidated Statements of Operations, Comprehensive Income and Retained Earnings (Deficit) for the Years
    Ended December 31, 1998, 1997 and 1996.................................................................        138

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............        139

  Notes to Consolidated Financial Statements...............................................................        140

------------------------

(1) FINANCIAL STATEMENTS OF LOEWEN GROUP INTERNATIONAL, INC. ("LGII") AND NEWEOL INVESTMENTS LTD. ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE OUTSTANDING SHARES OF EACH OF SUCH COMPANIES CONSTITUTE A "SUBSTANTIAL PORTION" OF THE COLLATERAL (WITHIN THE MEANING OF SECURITIES AND EXCHANGE COMMISSION RULE 3-10 UNDER REGULATION S-X) THAT SECURES THE SERIES 1 THROUGH 4 AND SERIES 6 AND 7 NOTES THAT WERE ISSUED BY LGII AND GUARANTEED BY LOEWEN.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II included in item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in accordance with generally accepted accounting principles in Canada. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied, after giving retroactive effect to the change in accounting principles described in Note 3 to the consolidated financial statements, on a consistent basis. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    Significant differences between Canadian and United States accounting principles are explained and quantified in Note 25 to the consolidated financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

April 12, 1999

    COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated April 12, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada
April 12, 1999

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                           DECEMBER 31,
                                                                                 --------------------------------
                                                                                     1998
                                                                                 ------------         1997
                                                                                               ------------------
                                                                                               (RESTATED -- NOTE
                                                                                                       3)
ASSETS
Current assets
  Cash and cash equivalents....................................................  $     94,141     $     36,767
  Receivables, net of allowances...............................................       221,679          251,006
  Inventories..................................................................        34,482           34,885
  Prepaid expenses.............................................................         8,916           11,141
                                                                                 ------------  ------------------
                                                                                      359,218          333,799

Long-term receivables, net of allowances.......................................       647,092          553,663
Cemetery property..............................................................     1,235,847        1,332,987
Property and equipment.........................................................       825,985          797,178
Names and reputations..........................................................       748,665          668,578
Investments....................................................................         3,385          224,008
Insurance invested assets......................................................       266,661          305,610
Future income tax assets.......................................................        12,003            7,849
Prearranged funeral services...................................................       413,934          410,379
Other assets...................................................................       161,118          156,636
                                                                                 ------------  ------------------
                                                                                 $  4,673,908     $  4,790,687
                                                                                 ------------  ------------------
                                                                                 ------------  ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness.........................................................  $     66,222     $         --
  Accounts payable and accrued liabilities.....................................       170,134          160,208
  Long-term debt, current portion..............................................       874,123           43,507
                                                                                 ------------  ------------------
                                                                                    1,110,479          203,715

Long-term debt, net of current portion.........................................     1,393,891        1,750,427
Other liabilities..............................................................       399,304          308,909
Insurance policy liabilities...................................................       166,920          214,492
Future income tax liabilities..................................................       208,939          309,994
Deferred prearranged funeral services revenue..................................       413,934          410,379

Preferred securities of subsidiary.............................................        75,000           75,000

Shareholders' equity
  Common shares................................................................     1,274,096        1,271,177
  Preferred shares.............................................................       157,146          157,146
  Retained earnings (deficit)..................................................      (539,741)          75,624
  Foreign exchange adjustment..................................................        13,940           13,824
                                                                                 ------------  ------------------
                                                                                      905,441        1,517,771
                                                                                 ------------  ------------------
                                                                                 $  4,673,908     $  4,790,687
                                                                                 ------------  ------------------
                                                                                 ------------  ------------------
FINANCIAL CONDITION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 5, 8, 13, 16 AND 17)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                 1998
                                                              -----------         1997                1996
                                                                           ------------------  ------------------
                                                                           (RESTATED -- NOTE   (RESTATED -- NOTE
                                                                                   3)                  3)
Revenue
  Funeral...................................................  $   631,221     $    602,112        $    549,833
  Cemetery..................................................      408,497          422,010             286,652
  Insurance.................................................       96,516           89,977              71,900
                                                              -----------  ------------------  ------------------
                                                                1,136,234        1,114,099             908,385
Costs and expenses
  Funeral...................................................      407,302          374,191             326,892
  Cemetery..................................................      357,183          302,965             197,776
  Insurance.................................................       80,013           73,304              54,709
                                                              -----------  ------------------  ------------------
                                                                  844,498          750,460             579,377
                                                              -----------  ------------------  ------------------
                                                                  291,736          363,639             329,008
Expenses
  General and administrative................................      133,289          112,766              71,191
  Depreciation and amortization.............................       88,513           65,378              53,147
  Asset impairment..........................................      333,900               --                  --
  Restructuring costs.......................................           --           33,364                  --
                                                              -----------  ------------------  ------------------
                                                                  555,702          211,508             124,338
                                                              -----------  ------------------  ------------------
Earnings (loss) from operations.............................     (263,966)         152,131             204,670
Interest on long-term debt..................................      182,305          132,252              93,028
Investment impairment and contingent loss...................      315,207               --                  --
Loss on early extinguishment of debt........................           --            7,675                  --
Gain on sale of investment..................................           --          (24,099)                 --
Finance and other costs related to hostile takeover
  proposal..................................................           --               --              18,678
                                                              -----------  ------------------  ------------------
Earnings (loss) before undernoted items.....................     (761,478)          36,303              92,964
Dividends on preferred securities of subsidiary.............        7,088            7,088               7,088
                                                              -----------  ------------------  ------------------
Earnings (loss) before income taxes and undernoted items....     (768,566)          29,215              85,876
Income taxes
  Current...................................................       23,118           34,152              22,544
  Future....................................................     (187,589)         (33,367)                927
                                                              -----------  ------------------  ------------------
                                                                 (164,471)             785              23,471
                                                              -----------  ------------------  ------------------
                                                                 (604,095)          28,430              62,405
Equity and other earnings of associated companies...........        5,126           13,380               3,594
                                                              -----------  ------------------  ------------------
Net earnings (loss) for the year............................  $  (598,969)    $     41,810        $     65,999
                                                              -----------  ------------------  ------------------
                                                              -----------  ------------------  ------------------
Basic earnings (loss) per Common share......................  $     (8.22)    $       0.48        $       1.01
Fully diluted earnings (loss) per Common share..............  $     (8.22)    $       0.48        $       1.00

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                 1998
                                                              -----------         1997                1996
                                                                           ------------------  ------------------
                                                                           (RESTATED -- NOTE   (RESTATED -- NOTE
                                                                                   3)                  3)
Retained earnings, beginning of year........................  $    75,624      $   58,305          $   12,534
Net earnings (loss).........................................     (598,969)         41,810              65,999
Common share dividends......................................       (7,496)        (14,958)            (11,354)
Preferred share dividends...................................       (8,900)         (9,533)             (8,874)
                                                              -----------        --------            --------
Retained earnings (deficit), end of year....................  $  (539,741)     $   75,624          $   58,305
                                                              -----------        --------            --------
                                                              -----------        --------            --------
Dividend per Common share...................................  $     0.100      $    0.200          $    0.200
Dividend per Preferred share................................  $     1.011      $    1.083          $    1.008

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1998          1997           1996
                                                                         ------------  -------------  ------------
                                                                                       (RESTATED --   (RESTATED --
                                                                                          NOTE 3)       NOTE 3)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss)..................................................  $   (598,969) $      41,810  $     65,999
  Items not affecting cash
    Depreciation and amortization......................................        88,513         65,378        53,147
    Amortization of debt issue costs...................................        26,581          6,802         4,096
    Asset impairment...................................................       333,900             --            --
    Investment impairment and contingent loss..........................       315,207             --            --
    Gain on sale of investments........................................        (6,768)       (27,208)           --
    Future income taxes................................................      (187,589)       (33,367)          927
    Equity and other earnings of associated companies..................        (5,126)       (13,380)       (3,594)
    Restructuring costs................................................            --         15,645            --
  Other, including net changes in other non-cash balances..............       (90,247)      (216,394)     (167,438)
                                                                         ------------  -------------  ------------
                                                                             (124,498)      (160,714)      (46,863)
                                                                         ------------  -------------  ------------
Investing
  Business acquisitions................................................      (252,598)      (481,617)     (556,921)
  Construction of new facilities.......................................       (19,208)       (32,429)      (17,719)
  Investments, net.....................................................        (1,422)        14,523      (148,398)
  Purchase of insurance invested assets................................      (224,145)      (261,987)      (85,193)
  Proceeds on disposition and maturities of insurance invested
    assets.............................................................       180,175        252,626        71,939
  Purchase of property and equipment...................................       (43,540)       (52,830)      (54,911)
  Proceeds on disposition of investments and assets....................        56,340         70,087         3,685
                                                                         ------------  -------------  ------------
                                                                             (304,398)      (491,627)     (787,518)
                                                                         ------------  -------------  ------------
Financing
  Issue of Common shares, before income tax recovery...................         1,801        439,429       216,932
  Issue of Preferred shares, before income tax recovery................            --             --       154,094
  Increase in long-term debt...........................................     1,105,441      1,343,545     1,037,389
  Repayment of long-term debt..........................................      (645,667)    (1,082,970)     (514,510)
  Common share dividends...............................................       (14,713)       (12,340)       (6,679)
  Preferred share dividends............................................        (8,900)        (9,533)       (6,466)
  Current note payable.................................................        71,654             --            --
  Repayment of current note payable....................................        (5,432)            --       (38,546)
  Debt issue costs.....................................................       (17,884)        (7,120)      (29,158)
                                                                         ------------  -------------  ------------
                                                                              486,300        671,011       813,056
                                                                         ------------  -------------  ------------
Increase (decrease) in cash and cash equivalents during the year.......        57,404         18,670       (21,325)
Effect of foreign exchange adjustment..................................           (30)            38           (70)
Cash and cash equivalents, beginning of year...........................        36,767         18,059        39,454
                                                                         ------------  -------------  ------------
Cash and cash equivalents, end of year.................................  $     94,141  $      36,767  $     18,059
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION

BASIS OF PRESENTATION

    These consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that The Loewen Group Inc. (the "Company") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which cast doubt upon the validity of this assumption.

    There is substantial doubt about the appropriateness of the use of the going concern assumption because the Company has experienced in 1998 both a significant net loss and negative cash flow. There is also uncertainty as to the Company's ability to refinance the pass-through asset trust senior guaranteed notes (the "PATS senior notes") which may be redeemed on October 1, 1999 and which require refinancing by September 15, 1999 under the terms of amended credit agreements. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of actions that the Company has taken or plans to take which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption. However, there is no certainty that these actions or other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS senior notes on terms acceptable to certain of the Company's lenders by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

OPERATIONS

    The Company reported a loss from operations in 1998 of $263,966,000 after recording a charge for asset impairment of $333,900,000. Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries has required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred. The Company expects to continue to incur negative cash flow from cemetery operations until it is able to satisfactorily implement various strategies to generate positive cash flow.

FINANCING

    As a result of expected negative cash flow from operations during 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193,000,000, of which $126,500,000 was used to reduce indebtedness; and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION (CONTINUED)
    - Completed negotiations with the lenders under its bank credit agreement, Management Equity Investment Plan ("MEIP") bank term credit agreement, Series D and E senior amortizing notes and one privately held note agreements (collectively, the "Credit Agreements"), resulting in revised lending agreements effective March 31, 1999 including waivers of certain financial covenants as of December 31, 1998. As a result, the Company has not had an event of default of the covenants under the Credit Agreements. The revised lending agreements:

       - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's first major asset sale;

       - Increase effective interest rates or applicable margins;

       - Amend certain existing financial covenants and add other financial covenants;

       - Require refinancing of the PATS senior notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

       - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

       - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

       - Restrict further acquisitions and equity repurchases;

       - Limit capital expenditures and expenditures for development of cemetery land to $60,000,000 for 1999; and

       - Permit additional asset sales subject to certain terms and conditions.

    The Company's indebtedness includes the PATS senior notes which are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. Notwithstanding the obligation to refinance the PATS senior notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999, the trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to fund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. The Company does not expect to have sufficient funds to redeem these notes without further asset sales or proceeds from debt or equity issues. The Company is of the opinion that these notes have a prospect of being refinanced, however there is no certainty of such financing as it will depend primarily on financial market conditions and the Company's credit rating at that time.

    The debt relating to the Credit Agreements and the PATS senior notes has been classified as current liabilities. The Series 1 to 7 Senior Notes have been classified as non-current liabilities but have cross default clauses that could accelerate payment if covenants in the Credit Agreements and PATS senior notes are not met and the lenders thereunder accelerate payment under those agreements.

    The Company is continuing to review its operations in order to identify additional strategies to those identified above, including further asset sales, that are designed to generate cash flow, improve the Company's financial position, and enable the discharge of the Company's obligations.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 25.

    The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1998 except for a few companies with small minority interests. The Company's operating subsidiaries in the United States are held through Loewen Group International, Inc. ("LGII").

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

USE OF ESTIMATES

    The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could significantly differ from those estimates.

PREARRANGED FUNERAL SERVICES

    Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. Except for insurance commissions and amounts not required to be trusted, which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of prearranged funeral services are included in other assets and amortized over a period

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Interest is imputed at a market rate for contracts that do not bear a market rate of interest. An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to various state and provincial laws, a portion of the proceeds from the sale of preneed merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and term deposits with an initial maturity less than or equal to 90 days.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and is valued at average cost. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements.....................................  10 to 40 years
Automobiles....................................................  6 years
Furniture, fixtures and equipment..............................  6 to 10 years
Computer hardware and software.................................  6 years
Leasehold improvements.........................................  Over the term of the lease plus one renewal

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including investments, cemetery property, property and equipment, names and reputations and other assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

DEBT ISSUE COSTS

    Debt issue costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Company's long-term debt and preferred securities of subsidiary and are included in interest expense on a straight-line basis over the respective term of the related instrument. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACQUISITION COSTS

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

    The Company also uses foreign exchange forward contracts, cross currency swaps, options and futures to hedge the Company's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction are accounted for as an adjustment to the related transaction.

SHARE ISSUE EXPENSES

    The costs of issuing shares, net of income tax recoveries thereon, are applied to reduce the stated value of such shares.

FUTURE INCOME TAXES

    The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes. Future income tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recognized to the extent the recoverability of future income tax assets is not considered more likely than not.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    Basic earnings (loss) per share figures are calculated based on net earnings
(loss) attributable to Common shareholders using the weighted average number of Common shares outstanding during the respective periods.

    Fully diluted earnings (loss) per share figures assume, if dilutive (a) exercise of employee and other stock options effective on their dates of issue and that the funds derived therefrom were invested at annual after-tax rates of return of 7.1% (1997 -- 6.9%, 1996 -- 6.5%), (b) conversion of the Series C Preferred shares effective on the date of the issue of the Series C Receipts and the add-back of the dividends during the period and (c) exercise of options and purchase rights under the 1994 Management Equity Investment Plan ("MEIP") effective on their dates of issue and the add-back of the interest under the related MEIP loan (see Note 11(d)).

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

NOTE 3.  CHANGE IN ACCOUNTING PRINCIPLES

    (A) INCOME TAXES

    Effective with the third quarter of 1998, the Company changed its policy for accounting for income taxes by adopting the provisions of Section 3465, Income Taxes, of the Handbook of the Canadian Institute of Chartered Accountants which is described in the Summary of Significant Accounting Policies. Previously, the Company followed the allocation method of accounting for income taxes.

    The provisions were applied retroactively with restatement of prior period financial statements to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for its financial statement amounts presented under United States generally accepted accounting principles. As a result of adopting the new Canadian standard, the cumulative effect to opening retained earnings at January 1, 1996 was a decrease of $23,905,000. The cumulative effect on the consolidated balance sheet at December 31, 1998 is an increase in cemetery property and names and reputations of approximately $463,000,000 (December 31, 1997 -- $411,000,000) primarily due to effects of acquisition accounting and a corresponding increase in future income tax liability of approximately $486,000,000 (December 31, 1997 -- $433,000,000). The effect on the consolidated statement of operations for the twelve months ended December 31, 1998 was a decrease to net loss of approximately $9,180,000 (1997 -- decrease to net earnings of $918,000; 1996 -- increase to net earnings of $2,093,000).

    (B) STATEMENT OF CASH FLOWS

    The Company adopted CICA Handbook Section 1540, Cash Flow Statements for the year ended December 31, 1998. The provisions were applied retroactively with restatement of prior period financial

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED) statements. Under Section 1540, non-cash investing and financing activities are excluded from the statement of cash flows and are disclosed in a note to the financial statements.

NOTE 4.  ACQUISITIONS AND DISPOSITIONS

    (A) ACQUISITIONS

    During the year ended December 31, 1998, the Company acquired 89 funeral homes and 65 cemeteries.

    During the year ended December 31, 1997, the Company acquired 138 funeral homes, 171 cemeteries and one insurance company.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision. The effect of acquisitions at dates of purchase on the Consolidated Balance Sheet is shown below.

                                                                                             1998        1997
                                                                                          ----------  -----------
                                                                                                       (RESTATED
                                                                                                      -- NOTE 3)
Current assets..........................................................................  $    6,140   $  10,138
Prearranged funeral services............................................................      19,529      37,271
Long-term receivables, net of allowances................................................       2,914      85,098
Investments.............................................................................         405          36
Cemetery property.......................................................................     185,160     425,320
Property and equipment..................................................................      45,237      87,587
Names and reputations...................................................................     121,065     113,351
Other assets............................................................................      12,518         264
                                                                                          ----------  -----------
                                                                                             392,968     759,065
Current liabilities.....................................................................      (3,612)     (6,680)
Long-term debt..........................................................................      (3,402)     (4,948)
Other liabilities.......................................................................      (5,913)    (55,845)
Future income taxes.....................................................................     (82,519)   (107,823)
Deferred prearranged funeral services revenue...........................................     (19,529)    (37,271)
                                                                                          ----------  -----------
                                                                                          $  277,993   $ 546,498
                                                                                          ----------  -----------
                                                                                          ----------  -----------
Consideration
  Cash, including assumed debt repaid at closing........................................  $  252,598   $ 481,617
  Debt..................................................................................      24,310      41,880
  Common shares.........................................................................       1,085      23,001
                                                                                          ----------  -----------
Purchase Price..........................................................................  $  277,993   $ 546,498
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the year ended December 31, 1998 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                            1998          1997
                                                                                        ------------  ------------
Revenues..............................................................................  $  1,156,095  $  1,180,589
Net earnings (loss)...................................................................  $   (600,962) $     41,588
Basic earnings (loss) per share.......................................................  $      (8.24) $       0.48
Fully diluted earnings (loss) per share...............................................  $      (8.24) $       0.48

    (b) DISPOSITIONS

    During the year, the Company sold First Capital Life Insurance Company of Louisiana, a wholly owned subsidiary, for gross proceeds of $24,522,000 resulting in a pre-tax gain of $6,768,000. The assets and liabilities disposed of were $89,958,000 and $72,204,000 respectively.

NOTE 5.  INVESTMENTS

                                                                                                1998        1997
                                                                                              ---------  ----------
Prime Succession Holdings, Inc. ("Prime")...................................................         --  $   82,972
Rose Hills Holdings Corp. ("Rose Hills")....................................................         --      98,987
Investments of joint venture................................................................         --      40,113
Other.......................................................................................      3,385       1,936
                                                                                              ---------  ----------
                                                                                              $   3,385  $  224,008
                                                                                              ---------  ----------
                                                                                              ---------  ----------

    (a) PRIME

    The Company owns 213.2353 shares of Prime common stock, representing 21.8% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owns 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $52,000,000 was funded by Blackstone and $78,000,000 by the Company, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

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

    Under a Put/Call Agreement entered into with Blackstone in August 1996, the Company has the option to acquire ("Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 12x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Company, at the Company's option, subject to certain conditions.

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

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assessed that its investment suffered a decline in value that is other than temporary and has written down its investment based on an assumed distribution of Prime's shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability (see Note 21) has been recorded reflecting an accrual of the expected loss on the option reduced by the remaining carrying value of Prime.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    In 1998, 1997 and 1996 the Company recognized income (loss) of ($1,430,000), $5,073,000 and $1,156,000, relating to its investment in Prime, excluding the 1998 investment impairment and contingent loss.

    Summarized financial data for Prime are presented as follows:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Income statement information:
  Revenue....................................................................  $   98,005  $  101,139  $   32,651
  Gross margin...............................................................      32,293      38,616      11,066
  Earnings from operations...................................................      17,595      24,123       5,492
  Payment-in-kind dividend...................................................       7,226       6,542       2,300
  Net loss attributable to common shareholders...............................     (14,524)     (6,739)     (5,250)

Balance sheet information:
  Current assets.............................................................  $   22,820  $   25,694  $   24,614
  Non-current assets.........................................................     368,302     369,412     374,174
                                                                               ----------  ----------  ----------
  Total assets...............................................................     391,122     395,106     398,788

  Current liabilities........................................................      15,952      14,964      22,531
  Non-current liabilities....................................................     256,060     253,734     249,652
                                                                               ----------  ----------  ----------
  Total liabilities..........................................................     272,012     268,698     272,183

  Shareholders' equity.......................................................     119,110     126,408     126,605

    (b) ROSE HILLS

    The Company owns 204.5454 shares of Rose Hills common stock, representing 20.45% of Rose Hills' voting common stock, and 100% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock.

    Rose Hills holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RHC and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Rose Hills' Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Rose Hills. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in Rose Hills to a party other than to an affiliate of itself.

    Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/ Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 13x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Company, at the Company's option, subject to certain conditions.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

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

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assesses that its investment suffered a decline in value that was other than temporary and has written down its investment based on an assumed distribution of Rose Hills' shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has estimated the expected Put option price on the sixth anniversary, the first date the option becomes exercisable, based on the Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability (see Note 21) has been recorded reflecting an accrual of the expected loss on the option, offset by the remaining carrying value of Rose Hills.

    In 1998, 1997 and 1996 the Company recognized income of $6,535,000, $6,566,000 and $464,000, relating to its investment in Rose Hills, excluding the 1998 investment impairment and contingent loss.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    Summarized financial data for Rose Hills are presented as follows:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Income statement information:
  Revenue....................................................................  $   83,577  $   70,645  $    7,080
  Gross margin...............................................................      69,814      59,900       5,982
  Earnings from operations...................................................      19,538      14,738       1,327
  Payment-in-kind dividend...................................................       9,568       8,708         932
  Net loss attributable to common shareholders...............................      (8,534)    (10,476)     (1,460)

Balance sheet information:
  Current assets.............................................................  $   23,011  $   20,400  $   21,272
  Non-current assets.........................................................     298,922     292,198     296,562
                                                                               ----------  ----------  ----------
  Total assets...............................................................     321,933     312,598     317,834

  Current liabilities........................................................      20,488      15,221      15,510
  Non-current liabilities....................................................     173,153     170,119     173,298
                                                                               ----------  ----------  ----------
  Total liabilities..........................................................     193,641     185,340     188,808

  Shareholders' equity.......................................................     128,292     127,258     129,026

    (c) INVESTMENTS OF JOINT VENTURE

    The Company was a party to a joint venture for investment purposes. The investment balance represented the Company's proportionate share of the joint venture's investment in credit card receivables. In 1998, the investment matured, the joint venture's liabilities were repaid and the joint venture was liquidated.

NOTE 6.  INSURANCE INVESTED ASSETS

                                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                   ----------------------  ----------------------
                                                                    CARRYING     MARKET     CARRYING     MARKET
                                                                     VALUE       VALUE       VALUE       VALUE
                                                                   ----------  ----------  ----------  ----------
Fixed maturities.................................................  $  246,576  $  251,454  $  281,659  $  290,200
Equity securities................................................          80          44         110          55
Short-term investments and other.................................      20,005      20,005      23,841      23,841
                                                                   ----------  ----------  ----------  ----------
                                                                   $  266,661  $  271,503  $  305,610  $  314,096
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    On the insurance invested assets, the Company earned $21,349,000 of investment income for the year ended December 31, 1998 (1997 -- $23,847,000). Included in the market value of insurance invested assets are $6,942,000 and $2,100,000 of unrealized gains and losses, respectively (1997 -- $8,947,000 and $461,000, respectively).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  INSURANCE INVESTED ASSETS (CONTINUED)
    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$6,853,000 due in one year or less (1997 -- $6,081,000), $25,667,000 due in one to five years (1997 -- $30,576,000), $67,598,000 due in five to ten years
(1997 -- $81,005,000), and $72,843,000 due after ten years
(1997 -- $52,929,000). Maturities on a market value basis are approximately the same as the amortized cost basis at December 31, 1998. The Company had approximately $73,615,000 (1997 -- $111,068,000) in mortgage-backed securities and collateralized mortgage obligations at December 31, 1998 with a market value of $76,649,000 (1997 -- $115,015,000).

NOTE 7.  PREARRANGED FUNERAL SERVICES

    Prearranged funeral services represents amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed. The funds deposited in trust are invested as follows:

                                                                                               1998        1997
                                                                                            ----------  ----------
Short-term investments....................................................................  $  151,113  $  145,365
Fixed maturities..........................................................................     142,385      92,555
Balanced mutual funds.....................................................................       1,419     123,080
Equity securities.........................................................................      65,268      14,970
Insurance policies held by trust..........................................................      52,844      32,552
Other.....................................................................................         905       1,857
                                                                                            ----------  ----------
                                                                                            $  413,934  $  410,379
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1998 was 3.0% (1997 -- 3.8%,
1996 -- 5.2%).

NOTE 8.  DEBT

CURRENT INDEBTEDNESS

    In September 1998, a subsidiary of the Company obtained a $98,039,000 revolving receivables finance facility (the "Receivables Finance Facility") through a subsidary of one of its bank lenders. Under the terms of the agreement, new receivables are added to the pool each month to offset collections from existing receivables. Another subsidiary of the Company services, administers and collects the receivables. The Receivables Finance Facility contains certain covenants and provides for various events of termination. This facility is secured by a pledge of the cemetery receivables held by the subsidiary and as of September 15, 1999 no further receivables can be added to the pool. At December 31, 1998 the balance outstanding on the Receivables Finance Facility was $66,222,000, which represents the maximum amount available to the Company based on eligible receivables which secure the loan. The Receivables Finance Facility bears interest at a floating rate based on commercial paper rates (December 31, 1998 -- 5.51%). The Receivables Finance Facility is also subject to a commitment fee ranging from 1.10%-3.25% of the total facility amount, depending on certain financial ratios.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  DEBT (CONTINUED)
LONG-TERM DEBT

                                                                                            1998          1997
                                                                                        ------------  ------------
Bank credit agreement.................................................................  $    330,000  $    264,729
Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2000.....        97,292       105,140
9.62% Series D senior amortizing notes due in 2003....................................        42,857        51,429
6.49% Series E senior amortizing notes due in 2004....................................        42,857        50,000
7.50% Series 1 senior notes due in 2001...............................................       225,000       225,000
7.75% Series 3 senior notes due in 2001...............................................       125,000       125,000
8.25% Series 2 and 4 senior notes due in 2003.........................................       350,000       350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000)...........................       130,676       139,948
7.20% Series 6 senior notes due in 2003...............................................       200,000            --
7.60% Series 7 senior notes due in 2008...............................................       250,000            --
6.70% PATS senior notes...............................................................       300,000       300,000
Present value of notes issued for legal settlements discounted at an effective
  interest rate of 7.75%..............................................................        38,147        39,115
Present value of contingent consideration payable on acquisitions discounted at an
  effective interest rate of 8.0%, see Note 23........................................        19,785        24,515
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
  subsidiaries........................................................................       116,400       119,058
                                                                                        ------------  ------------
                                                                                           2,268,014     1,793,934
Less current portion:
  Bank credit agreement...............................................................       330,000            --
  MEIP bank term credit agreement due in 2000.........................................        97,292            --
  9.62% Series D senior amortizing notes due in 2003..................................        42,857         7,143
  6.49% Series E senior amortizing notes due in 2004..................................        42,857         8,572
  6.70% PATS senior notes.............................................................       300,000            --
  Present value of notes issued for legal settlements discounted at an effective
    interest rate of 7.75%............................................................        21,450           998
  Present value of contingent consideration payable on acquisitions discounted at an
    effective interest rate of 8.0%, see Note 23......................................        14,947         4,730
  Other...............................................................................        24,720        22,064
                                                                                        ------------  ------------
                                                                                             874,123        43,507
                                                                                        ------------  ------------
                                                                                        $  1,393,891  $  1,750,427
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(a) The Company completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements, effective March 31, 1999, including waivers of certain financial covenants as of December 31, 1998. As a result, the Company has not had an event of default of the covenants under the Credit Agreements. The revised lending agreements:

       - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's first major asset sale;

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  DEBT (CONTINUED)
       - Increase effective interest rates or applicable margins;

       - Amend certain existing financial covenants and add other financial covenants;

       - Require refinancing of the PATS senior notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

       - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

       - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

       - Restrict further acquisitions and equity repurchases;

       - Limit capital expenditures and expenditures for development of cemetery land to $60,000,000 for 1999; and

       - Permit additional asset sales subject to certain terms and conditions.

    The debt relating to the Credit Agreements and the PATS senior notes have been classified as current liabilities. The Series 1 to 7 Senior Notes have been classified as non-current liabilities but have cross default clauses that could accelerate payment if covenants in the Credit Agreements and PATS senior notes are not met and the lenders thereunder accelerate payment under those agreements.

(b) In 1996, the Company, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At December 31, 1998, the indebtedness owed to the senior lending group subject to the collateral trust agreement, including holders of certain letters of credit, aggregated $2,108,000,000.

    Certain of the above senior note agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase of shares, limiting disposition of assets and limiting the amount of additional debt. The senior notes also provide for a default in the event of the acceleration of certain other debt.

(c) In March 1998, the Company amended its $1,000,000,000 bank credit agreement. As part of the amendment, the 364-day tranche was terminated and the $750,000,000 tranche was reduced to a $600,000,000 bank credit agreement with a three-year term. On March 31, 1999 the Company further amended its bank credit agreement (see Note 8(a)).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  DEBT (CONTINUED)
    The Company's bank credit agreement and MEIP bank term credit agreement bear interest at floating rates (7.31% at December 31, 1998), based on U.S. LIBOR rates or the prime lending rates of certain banks, plus an applicable margin.

(d) The PATS senior notes are due in 2009, however they are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The PATS senior notes bear interest at a rate of 6.70% until October 1, 1999, at which time, if no redemption election occurs, the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to the Company's then current credit spread to the ten-year United States Treasury rate (see Note 16(h)).

(e) In September 1998, the Company's Cdn. $50,000,000 revolving credit agreement was terminated. Repayment of the senior amortizing notes commenced September 1997 for Series D and February 1998 for Series E, all in equal annual amounts to the respective due dates. In March 1999, the Series D senior amortizing notes were amended to defer the September 1999 principal payment of $8,571,000 to January 2000.

(f) In May 1998, LGII completed a private placement in the United States of $200,000,000 of 7.20% Series 6 Senior Guaranteed Notes due 2003 (the "Series 6 senior notes") and $250,000,000 of 7.60% Series 7 Senior Guaranteed Notes due 2008 (the "Series 7 senior notes"). The net proceeds from the Series 6 and 7 senior notes were used to repay indebtedness outstanding under the bank credit agreement. In September 1998, these notes were exchanged for identical notes registered under the Securities Act of 1933.

(g) The notes issued under legal settlements represent a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note.

(h) Included in interest expense is $26,581,000 of amortization and write-offs of debt issue costs (1997 -- $6,802,000, 1996 -- $4,096,000)

(i) Maturities of long-term debt are as follows:

                                                                 TOTAL
                                                              ------------
1999........................................................  $    874,123
2000........................................................        23,329
2001........................................................       370,053
2002........................................................       144,136
2003........................................................       563,056
Thereafter..................................................       293,317
                                                              ------------
                                                              $  2,268,014
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

    Summarized financial data for LGII are presented as follows:

                                                                                            1997          1996
                                                                              1998      ------------  ------------
                                                                          ------------  (RESTATED --  (RESTATED --
                                                                                          NOTE 3)       NOTE 3)
Income statement information
  Revenue...............................................................  $  1,072,556  $  1,035,099  $    839,352
  Gross margin..........................................................       275,139       305,764       293,636
  Earnings (loss) from operations.......................................      (217,088)      120,622       179,522
  Net loss..............................................................      (635,912)      (78,750)       (3,107)

Balance sheet information
  Current assets........................................................  $    236,014  $    244,552  $    223,388
  Non-current assets....................................................     3,904,500     3,965,795     3,084,990
                                                                          ------------  ------------  ------------
  Total assets..........................................................     4,140,514     4,210,347     3,308,378

  Current liabilities...................................................     1,207,708       172,371       156,290
  Non-current liabilities...............................................     3,237,888     3,737,722     2,958,334
                                                                          ------------  ------------  ------------
  Total liabilities.....................................................     4,445,596     3,910,093     3,114,624

  Shareholders' equity (deficiency).....................................      (305,082)      300,254       193,754

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

    In March, 1999 the Company announced that payment of the MIPS dividends had been deferred (see Note 24).

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

    (a) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1998, such agreements included:

(1) Three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.253% at December 31, 1998) and will pay fixed rates of 5.755%, 6.200% and 6.190% under the agreements. The agreements expire in June 1999, June 2001 and June 2001, respectively.

(2) Two interest rate swap agreements with commercial banks, having an aggregate notional principal amount of Cdn. $70,000,000. The Company will receive a fixed rate of 6.100% and will pay floating Bankers Acceptance based rates determined quarterly (5.9218% at December 31, 1998). The agreements expire in October 2002.

(3) A perpetual cross-currency swap with a commercial bank, having a notional principal amount of $10,921,000 and GBP 6,700,000. The exchange rate is reset every 5 years, beginning November, 2003. The Company will receive floating $US Libor determined quarterly (5.20% at December 31, 1998) and will pay floating GBP Libor plus .04% (6.79% at December 31, 1998) determined quarterly.

    The Company is exposed to credit losses in the event of non-performance by the other parties to the interest rate and currency swap agreements. However, the Company does not anticipate non-performance by the counterparties. The carrying amounts of the interest rate and currency swap agreements approximate fair values at December 31, 1998.

    (b) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, current indebtedness, accounts payable and accrued liabilities and liabilities of joint venture approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value materially different from their fair value include:

                                                               DECEMBER 31, 1998           DECEMBER 31, 1997
                                                           --------------------------  --------------------------
                                                             CARRYING                    CARRYING
                                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                           ------------  ------------  ------------  ------------
(1) Financial assets
    Prearranged funeral services.........................  $    413,934  $    415,759  $    410,379  $    415,966
    Insurance invested assets............................       266,661       271,503       305,610       314,096
    Long-term receivables
      Practicable to estimate fair value.................       391,842       399,943       275,866       278,415
      Not practicable....................................       255,250            --       277,797            --

(2) Financial liabilities
    Long-term debt.......................................  $  2,268,014  $  2,008,634  $  1,793,934  $  1,833,203
    Preferred securities of subsidiary...................        75,000        57,938        75,000        81,375

    The fair value determination of prearranged funeral services, insurance invested assets and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  SHARE CAPITAL

    (a) AUTHORIZED

200,000,000 (1997 -- 200,000,000) First Preferred shares without par value

 40,000,000 (1997 -- 40,000,000) Class A shares without par value

750,000,000 (1997 -- 750,000,000) Common shares without par value

    Of the 200,000,000 First Preferred shares, 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred Shares without par value, Series A, 425,000 shares are designated as Convertible First Preferred Shares, Series B, see Note 11(c), and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred shares") (see Note 11(c)).

    (b) ISSUED AND OUTSTANDING

                                                                                         NUMBER OF
                                                                                           SHARES     STATED VALUE
                                                                                        ------------  ------------
Common shares and contributed surplus
Outstanding December 31, 1995.........................................................    48,167,765  $    490,055
  Issued for cash by public offering, net of expenses of $5,558,000...................     7,700,000       216,576
  Issued for legal settlements........................................................     2,500,000        72,000
  Issued for cash on exercise of stock options, including related tax benefits........       315,583         5,214
  Issued for cash under stock purchase plan...........................................        20,850           708
  Issued for acquisitions.............................................................       340,537        11,651
  Issued under employee stock bonus plan..............................................        12,280           227
                                                                                        ------------  ------------
Outstanding December 31, 1996.........................................................    59,057,015       796,431
  Issued for cash by public offering, net of expenses of $10,402,000..................    13,800,000       445,136
  Issued for cash on exercise of stock options, including related tax benefits........       181,086         4,813
  Issued for cash under stock purchase plan...........................................        56,625         1,630
  Issued for acquisitions, see Note 4.................................................       807,161        23,001
  Issued under employee stock bonus plan..............................................         9,010           166
                                                                                        ------------  ------------
Outstanding December 31, 1997.........................................................    73,910,897     1,271,177
  Issued for cash on exercise of stock options, including related tax benefits........        54,876         1,092
  Issued for cash under stock purchase plan...........................................        18,425           650
  Issued for acquisitions, see Note 4.................................................        64,007         1,085
  Issued under employee stock bonus plan..............................................         7,885            92
                                                                                        ------------  ------------
Outstanding December 31, 1998.........................................................    74,056,090  $  1,274,096
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Preferred shares
  Series C Preferred shares...........................................................     8,800,000  $    157,146
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

    In March 1999, the Company deferred the quarterly dividend payment on the Series C Preferred shares (see Note 24).

    (d) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 Common shares of the Company were reserved upon adoption by the Company of the MEIP on June 15, 1994. Senior Exchangeable Debentures amounting to $127,670,000 were issued by LGII to a wholly-owned subsidiary of LGII formed to act as agent for the MEIP. The Debentures are due July 15, 2001 and bear interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Company, each of which will be convertible into ten Common shares of the Company. As part of the MEIP, the present participants paid $2,869,000
(1997 -- $3,281,000) for option rights to acquire $57,382,000
(1997 -- $65,613,000) of Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001. If an option expires unexercised, the participant will receive a refund without interest of the amount paid to acquire such option right. In

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  SHARE CAPITAL (CONTINUED)
addition, the former Chairman paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates.

    (e) SHAREHOLDER PROTECTION RIGHTS PLAN

    The Company has in place a Shareholder Protection Rights Plan (the "Plan"), which is meant to discourage unfair takeover bid tactics and to give the Board of Directors time, if there is an unsolicited bid, to pursue alternatives to maximize shareholder value. To preserve the shareholders' right to consider takeover bids on a fully-informed basis, the Plan provides that a bidder's position may be substantially diluted if it does not make either a "permitted bid" directly to all shareholders or negotiate with the Board for a waiver of the Plan's provisions. The Plan expires on April 20, 2000.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  SHARE CAPITAL (CONTINUED)
    A summary status of the Company's fixed stock option plans and changes during the two years ended December 31, 1998, are as follows:

                                                                         1998                           1997
                                                            ------------------------------  -----------------------------
                                                                         WEIGHTED AVERAGE               WEIGHTED AVERAGE
STOCK OPTIONS                                                 SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
----------------------------------------------------------  -----------  -----------------  ----------  -----------------
Outstanding beginning of year.............................    5,781,704      $      26       4,417,517      $      25
  Options granted.........................................    1,139,365             18       1,639,408             30
  Options exercised.......................................      (58,094)            22        (175,641)            23
  Options cancelled.......................................   (2,293,902)            21         (99,580)            31
                                                            -----------                     ----------
Outstanding end of year...................................    4,569,073      $      26       5,781,704      $      26
                                                            -----------                     ----------
                                                            -----------                     ----------
Options exercisable at end of year........................    2,272,916                      3,043,129

    The following table summarizes information about the Company's fixed stock options outstanding at December 31, 1998:

                                                                                     WEIGHTED AVERAGE
                                                                       NUMBER            REMAINING
                                                                   OUTSTANDING AT    CONTRACTUAL LIFE   WEIGHTED AVERAGE
OPTIONS OUTSTANDING                                               DECEMBER 31, 1998     (IN YEARS)       EXERCISE PRICE
----------------------------------------------------------------  -----------------  -----------------  -----------------
Range of exercise prices
$ 5.50 - $22.28.................................................         794,950               7.3          $      13
 22.29 - 27.85..................................................       1,686,489               7.6                 26
 27.86 - 33.42..................................................       1,822,134               7.4                 30
 33.43 - 45.00..................................................         265,500               7.3                 36
                                                                  -----------------
                                                                       4,569,073               7.5          $      26
                                                                  -----------------
                                                                  -----------------

                                                                       NUMBER
                                                                   OUTSTANDING AT                         WEIGHTED AVERAGE
OPTIONS EXERCISABLE                                               DECEMBER 31, 1998                        EXERCISE PRICE
----------------------------------------------------------------  -----------------                       -----------------
Range of exercise prices
$ 5.50 - $22.28.................................................         349,950                              $      17
 22.29 - 27.85..................................................         993,924                                     26
 27.86 - 33.42..................................................         802,534                                     29
 33.43 - 45.00..................................................         126,508                                     36
                                                                  -----------------
                                                                       2,272,916                              $      26
                                                                  -----------------
                                                                  -----------------

NOTE 12.  FOREIGN EXCHANGE ADJUSTMENT

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

NOTE 13.  LEGAL CONTINGENCIES

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action, and granted the exception of no cause of action as to Count IV, sub-class B. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling. No order granting the suspensive appeal has been signed by the trial court and the matter has not been filed with the Court of Appeal. To date, plaintiffs have taken no further action in connection with this filing.

    On August 26, 1998, defendants sought dismissal of all of plaintiffs' remaining individual claims in FELDHEIM. The trial court has not yet ruled on that request.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
    On September 21, 1998, plaintiffs in FELDHEIM filed an "Amended Petition for Attorneys Fees," which contends that the plaintiffs' lawyers are entitled to an unspecified sum of attorneys' fees. Defendants will respond shortly to that amended petition.

    As of the date hereof, no discovery has taken place.

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. The Company has filed an opposition to the application.

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

    Plaintiffs allegedly hold and held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that the defendants failed to provide the funeral services purchased with policies by, among other things, (i) charging them for certain funeral services, including the services of a funeral director and staff, a funeral ceremony, care of the deceased, automotive services and a casket, even though these services were allegedly covered by their policies, and (ii) unjustly enriching themselves through the payment of services allegedly covered under the plaintiffs' policies, and the plaintiffs are therefore entitled to restitution of those payments. Plaintiffs' complaint seeks compensatory and nonpecuniary damages and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages in their complaint.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. The federal court subsequently remanded the case to state court. As of the date hereof, no discovery has taken place.

    On January 29, 1999, the state court heard argument on the plaintiffs' motion to compel discovery and the Company's exceptions of venue and RES JUDICATA. On February 3, 1999, the court denied both exceptions and granted the motion to compel discovery, ruling that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar this particular sub-class of potential plaintiffs. On February 26, 1999, the Company filed supervisory writs on these rulings, and requested a stay of the discovery ruling pending a decision on the writ application. On March 1, 1999, the Fourth Circuit Court of Appeals stayed all further legal proceedings and discovery in the trial court and ordered the plaintiffs to respond to the Company's writ application on an expedited basis. The Fourth Circuit granted the Company's writ application on March 25, 1999, finding that under the RES JUDICATA doctrine as stated in the Fourth Circuit's DUFFY decision, relitigation of the plaintiffs' class action claims was forever barred in Louisiana courts by denial of the class certification in the FELDHEIM case. Accordingly, the Fourth Circuit reversed the trial court's denial of the Company's RES JUDICATA exception, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. It also remanded the case to the trial court for a hearing on the plaintiffs' motion to compel discovery, but it instructed that any discovery requests that are not related to the individual plaintiffs' claims should be denied.

    On March 29, 1999 the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. The Company intends to file an opposition to the application.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

THE LOEWEN GROUP INC. ET AL. v. THE UNITED STATES OF AMERICA

    On October 30, 1998, Loewen and an affiliate filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The plaintiffs contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE v. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
SECURITIES CLASS ACTIONS

    Since December 1998 Loewen has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Loewen common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. are named as defendants in two suits (with Loewen, the "Loewen Defendants"). The plaintiffs in the two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

    The complaints generally make allegations concerning, among other things, Loewen's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidation all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New York have filed a written stipulation with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has not ruled. By agreement, the Loewen Defendants' responses to all complaints currently are due by April 26, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG v. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY v. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. v. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE v. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA v. LOEWEN GROUP, INC. ET AL., 99-CV-1007; HILL v. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON v. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. v. RAYMOND L. LOEWEN ET AL. 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ v. RAYMOND L. LOEWEN ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN v. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER v. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN v. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS v. RAYMOND L. LOEWEN, ET AL., No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN v. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS); CV 99 553; COLLINS v. THE LOEWEN GROUP INC., ET AL., CV 99 261; CORRADINI, ET AL. v. THE LOEWEN GROUP INC. ET AL., CV 99 443; GERSH v. THE LOEWEN GROUP INC., CV 98 7983; GREAT NECK CAPITAL APPRECIATION PARTNERS v. RAYMOND L. LOEWEN, ET AL., CV 99 164; HARRIS v. THE LOEWEN GROUP INC., ET AL., CV 99 153; and SALEM v. THE LOEWEN GROUP INC., ET AL., CV 99 351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. Plaintiffs have filed a stipulated motion seeking appointment of the City of Philadelphia Board of Pensions as lead plaintiff. The Company anticipates that all of the Pennsylvania cases will be consolidated and that, when and if transferred, the New York cases will also be consolidated. It is expected that the lead plaintiff will, when appointed, file a Consolidated and Amended Complaint, to which the defendants will be required to respond.

    Additional class action complaints containing similar allegations may be filed in the future.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

F. LEO GROFF, INC. ET AL. v. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial date has been set for July 12, 1999.

    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

FLANAGAN

    On December 7, 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against Loewen and LGII. To date, only LGII has been served with the complaint. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    The complaint alleges that the defendants breached an express warranty contained in the Share Purchase Agreement dated July 17, 1995, between LGII and Ms. Flanagan, her husband John Flanagan (now deceased) and the Flanagan Family Trust. The Share Purchase Agreement was made in connection with LGII's purchase of the Flanagans' mausoleum and mortuary business in exchange for approximately $2,000,000 in cash and $7,800,000 of Loewen stock. The Loewen stock was valued at $36.00 per share at the time of the transaction. Ms. Flanagan alleges that LGII knew of claims, suits or other actions which would materially and adversely affect the financial condition of the Company, yet made false statements to the contrary in the Share Purchase Agreement. Ms. Flanagan alleges that two lawsuits pending at the time of the Share Purchase Agreement did eventually have a material adverse impact on the financial condition of the Company and the value of the stock received by Ms. Flanagan in connection with the Share Purchase Agreement.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
    Ms. Flanagan's complaint also contains causes of action for breach of contract in connection with the Share Purchase Agreement and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. This amount is based on her claim that the shares she received were represented to have a value of $7,800,000 at the time of the agreement, and at the time the complaint was filed those shares had a value that was approximately one third of the original represented value. Her claimed damages may change as the price of Loewen's common shares fluctuates. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the Share Purchase Agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that pursuant to the Agreement LGII has the option to purchase for a specified price pursuant to the Share Purchase Agreement.

    The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 14.  RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $33,400,000 ($21,500,000 after tax), for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19,400,000 related to the severance of approximately 545 employees in operating locations where consolidation and clustering synergies were not being achieved, $7,500,000 associated with the closure of the Company's Covington, Kentucky corporate office and $6,000,000 of asset write-downs related to realignment or elimination of under-performing locations.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14.  RESTRUCTURING COSTS (CONTINUED)

    Actual severance paid, including to the Covington office employees, at December 31, 1997 was $15,900,000. The remaining liability for severance of $5,200,000, which primarily relates to benefit or salary continuance arrangements, was fully extinguished in 1998.

NOTE 15.  IMPAIRMENT OF LONG-LIVED ASSETS

    Due to severe liquidity constraints and the need to generate cash in late 1998, the Company identified certain properties which it would consider selling at their fair value.

    On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193,000,000 (see Notes 1 and 24). Two smaller groups of properties are considered as probable for sale.

    The Company has recorded a pre-tax impairment loss of $333,900,000 in 1998 on individual properties contained in the above groups. In calculating the impairment loss, the Company has used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The impairment loss has reduced cemetery property by $319,300,000, property and equipment by $4,000,000 and names and reputations by $10,600,000. The impairment loss is based on management estimates and as a result, actual results could differ significantly from these estimates.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    During 1997, the Company recorded a charge to general and administrative expenses for an impairment loss of $12,600,000, of which $6,400,000 was non-cash, related to a write down of certain under-performing assets. The impaired assets included $9,400,000 related to the termination of non-competition agreements in markets where restrictive covenants no longer have value to the Company and $3,200,000 of fixed assets and software costs related to the streamlining of general and administrative functions and the change in the Company's operating strategy.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16.  COMMITMENTS AND CONTINGENCIES

    (a) LEASES

    At December 31, 1998, the Company was committed to operating lease payments for premises, aircraft, automobiles and office equipment in the following approximate amounts:

                                                                                       TOTAL
                                                                                     ---------
1999...............................................................................  $  18,952
2000...............................................................................     15,500
2001...............................................................................     11,808
2002...............................................................................     10,086
2003...............................................................................      8,087
Thereafter.........................................................................     47,783

    Total rent expense for each of the years in the three year period ended December 31, 1998 was $16,849,000, $18,268,000 and $12,626,000, respectively.

    (b) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. At December 31, 1998, the agreements in place will result in future payments in the following approximate amounts:

                                                                                       TOTAL
                                                                                     ---------
1999...............................................................................  $  13,806
2000...............................................................................     14,472
2001...............................................................................     11,636
2002...............................................................................     10,560
2003...............................................................................      8,928
Thereafter.........................................................................     28,416

    (c) MANAGEMENT EQUITY INVESTMENT PLAN GUARANTEE

    The Company has guaranteed indebtedness of certain participants of the 1994 Management Equity Investment Plan aggregating $3,700,000 (1997 -- $3,500,000). The guarantee exists until the termination of the Management Equity Investment Plan on July 15, 2001.

    (d) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED) through extensive due diligence and corrective measures taken prior to and after acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price. On a continuing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

    (e) EXECUTIVE SEVERANCE AGREEMENTS

    The Company has executed severance agreements with certain key executives and managers. Under the severance agreements, if there is a change in control of the Company, the executive or manager becomes entitled to severance pay amounting to one to three years compensation, and certain other benefits.

    (f) CONTINGENCY RELATED TO POTENTIAL SALE OF ADDITIONAL PROPERTIES

    The Company has identified and is implementing strategies that will generate cash flow and improve its financial position. Such strategies include further asset sales, such as the sale of 124 cemeteries and three funeral homes completed on March 31, 1999 for gross proceeds of $193,000,000. The Company has two smaller groups of properties which are considered probable for sale. The Company has recorded a pre-tax impairment loss of $333,900,000 in 1998 on individual properties contained in the above groups.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    (g) CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    The Company has identified and accrued for contingent losses arising from the exercise of the Put/ Call Agreements in connection with its investments in Prime and Rose Hills (see Note 5).

    (h) CONTINGENCY RELATED TO PATS SENIOR NOTES

    The PATS senior notes aggregating $300,000,000 are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. The trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to refund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. If the put option is exercised, the Company is obligated to pay the trust for any loss with respect of an interest rate option based on a 10 year U.S. treasury rate of 6.05% on October 1, 1999. At December 31, 1998, the option value was $29,300,000. The option value will change based on changes in the 10 year U.S. treasury rate.

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

NOTE 18.  RETIREMENT PLANS

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

    The total expense for retirement plans for the three years ended December 31, 1998 was $3,271,000, $3,222,000 and $2,318,000, respectively.

NOTE 19.  INCOME TAXES

    (a) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                                  1998         1997           1996
                                                                                ---------  -------------  -------------
                                                                                           (RESTATED --   (RESTATED --
                                                                                              NOTE 3)        NOTE 3)
                                                                                    %            %              %
Combined Canadian federal and provincial income tax rate......................      (45.5)        45.5           45.5
Non-deductible costs of hostile takeover proposal.............................         --           --            7.9
Non-deductible amortization of goodwill arising from acquisitions.............        1.5         11.9            4.9
Non-deductible restructuring and other charges................................        0.2          8.7             --
Equity and other earnings of associated companies at lower rates..............       (0.3)       (11.6)          (1.8)
Change in valuation allowance on future tax assets............................       21.7         19.0            1.4
Foreign income taxed at lower rates and other taxes not based on income.......       (1.2)       (73.1)         (31.8)
Other.........................................................................        2.1          1.4            0.1
                                                                                ---------        -----          -----
                                                                                    (21.5)         1.8           26.2
                                                                                ---------        -----          -----
                                                                                ---------        -----          -----

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  INCOME TAXES (CONTINUED)
    (b) FUTURE TAX ASSETS AND LIABILITIES

                                                                                            1998
                                                                                         -----------     1997
                                                                                                      -----------
                                                                                                      (RESTATED --
                                                                                                        NOTE 3)
Future tax liabilities
  Long-term receivables................................................................  $    60,384   $  25,969
  Cemetery property....................................................................      303,003     374,759
  Property and equipment...............................................................       61,204      65,465
  Investments..........................................................................           --       4,264
  Insurance policy liabilities.........................................................       18,905       7,814
  Other................................................................................       24,522      11,130
                                                                                         -----------  -----------
  Total future tax liabilities.........................................................      468,018     489,401
                                                                                         -----------  -----------
Future tax assets
  Accounts payable and accrued liabilities.............................................  $    17,340   $   8,249
  Cemetery long-term liabilities.......................................................       34,649      34,672
  Insurance assets.....................................................................       15,149       3,517
  Legal settlements....................................................................       15,517      15,911
  Interest.............................................................................      150,614      82,349
  Unrealized losses on investments in Prime and Rose Hills.............................      119,994          --
  Deferred costs related to prearranged funeral services...............................        7,198       7,691
  Share issue costs....................................................................        8,414      13,099
  Operating loss carryforwards.........................................................       63,050      22,887
  Other................................................................................       16,748      10,457
                                                                                         -----------  -----------
  Total future tax assets before valuation allowance...................................      448,673     198,832
  Valuation allowance..................................................................     (177,591)    (11,576)
                                                                                         -----------  -----------
  Total future tax assets after valuation allowance....................................      271,082     187,256
                                                                                         -----------  -----------
  Net future tax liabilities...........................................................  $   196,936   $ 302,145
                                                                                         -----------  -----------
                                                                                         -----------  -----------

    Although realization of the Company's deferred tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets. The Company's ability to realize its future tax assets is based on several additional factors, including tax planning strategies to realize the benefit of loss carryforwards and other tax assets in the amount of approximately $12,500,000. The extent of valuation allowance required would likely be adversely affected by future sales of subsidiaries. It is reasonably possible that these estimates could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income. During the year ended December 31, 1998, the Company increased its valuation allowance by approximately $166,015,000
(1997 -- $8,077,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                                                             1997
                                                                                1998      -----------
                                                                             -----------   (Restated
                                                                                            Note 3)       1996
                                                                                                       -----------
                                                                                                        (Restated
                                                                                                         Note 3)
(Increase) decrease in assets
  Receivables, net of allowances...........................................  $    18,516  $     3,365  $   (32,050)
  Inventories..............................................................          671       (1,371)      (2,689)
  Prepaid expenses.........................................................        2,630          892       (2,670)
  Amounts receivable from cemetery merchandise trusts......................      (98,121)     (89,944)      (6,672)
  Installment contracts, net of allowances.................................        6,481     (134,382)     (64,652)
  Cemetery property........................................................      (46,081)     (34,924)      13,974
  Deferred charges.........................................................      (33,062)     (42,497)     (28,684)
  Other assets.............................................................       12,753        4,405      (21,844)
Increase (decrease) in liabilities
  Accrued settlements......................................................           --           --      (53,000)
  Accounts payable and accrued liabilities.................................       14,908       39,746       20,517
  Other liabilities........................................................        8,635       13,887        5,417
  Cemetery long-term liabilities...........................................      (15,046)      22,268          441
  Insurance policy liabilities.............................................       22,935          313        2,332
Other changes in non-cash balances.........................................       14,534        1,848        2,142
                                                                             -----------  -----------  -----------
                                                                             $   (90,247) $  (216,394) $  (167,438)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental information
  Interest paid............................................................  $   174,628  $   103,799  $    91,000
  Taxes paid...............................................................       15,226       44,282       21,180
  Bad debt expense.........................................................      122,250       58,392       34,750

Non-cash investing and financing activities
  Non-cash debt and share consideration on acquisitions....................  $    25,395  $    64,881  $    62,711
  Note receivable from sale of subsidiaries................................           --       15,725           --
  Common shares and debt issued for legal settlements......................           --           --      112,000
  Properties contributed to Rose Hills including unrealized gain thereon...           --           --       23,000

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                                            1998          1997
                                                                                        ------------  ------------
                                                                                                      (RESTATED --
                                                                                                        NOTE 3)
Receivables, net of allowances
  Trade accounts......................................................................  $    101,051  $     96,529
  Installment contracts...............................................................       158,884       132,701
  Other...............................................................................        59,213        72,120
  Unearned finance income.............................................................       (30,404)      (17,475)
  Allowances for contract cancellations and doubtful accounts.........................       (67,065)      (32,869)
                                                                                        ------------  ------------
                                                                                        $    221,679  $    251,006
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Long-term receivables, net of allowances
  Notes receivable....................................................................  $     11,999  $     12,547
  Amounts receivable from cemetery merchandise trusts.................................       392,148       297,739
  Installment contracts...............................................................       353,054       305,144
  Unearned finance income.............................................................       (53,217)      (41,655)
  Allowances for contract cancellations and doubtful accounts.........................       (56,892)      (20,112)
                                                                                        ------------  ------------
                                                                                        $    647,092  $    553,663
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Cemetery property
  Developed land and lawn crypts......................................................  $    216,029  $    195,597
  Undeveloped land....................................................................       887,161     1,058,989
  Mausoleums..........................................................................       132,657        78,401
                                                                                        ------------  ------------
                                                                                        $  1,235,847  $  1,332,987
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Property and equipment
  Land................................................................................  $    174,366  $    171,060
  Buildings and improvements..........................................................       547,218       504,722
  Automobiles.........................................................................        80,940        75,970
  Furniture, fixtures and equipment...................................................       154,182       138,534
  Computer hardware and software......................................................        41,900        34,486
  Leasehold improvements..............................................................        16,082        14,363
  Accumulated depreciation and amortization...........................................      (188,703)     (141,957)
                                                                                        ------------  ------------
                                                                                        $    825,985  $    797,178
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Names and reputations
  Names and reputations...............................................................  $    775,865  $    672,613
  Covenants not to compete............................................................        81,855        71,666
  Accumulated amortization............................................................      (109,055)      (75,701)
                                                                                        ------------  ------------
                                                                                        $    748,665  $    668,578
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                                            1998          1997
                                                                                        ------------  ------------
                                                                                                      (RESTATED --
                                                                                                        NOTE 3)
Other assets
  Deferred debt issue costs...........................................................  $     23,709  $     33,182
  Deferred direct obtaining costs.....................................................       102,632        83,714
  Cemetery management contracts.......................................................        13,413            --
  Other...............................................................................        21,364        39,740
                                                                                        ------------  ------------
                                                                                        $    161,118  $    156,636
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Accounts payable and accrued liabilities
  Trade payables......................................................................  $     46,210  $     42,447
  Interest............................................................................        38,686        38,413
  Dividends...........................................................................         2,154         7,391
  Insurance, property and business taxes..............................................         6,353         7,013
  Other...............................................................................        76,731        64,944
                                                                                        ------------  ------------
                                                                                        $    170,134  $    160,208
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Other liabilities
  Cemetery long-term liabilities......................................................  $    211,647  $    219,663
  Accrual for contingent loss (Note 5(a) and (b)).....................................       128,333            --
  Covenants not to compete............................................................        20,540        17,434
  Liabilities of joint venture (Note 5(c))............................................            --        39,660
  Regional partnership liabilities....................................................         9,971        12,145
  Participants' deposits in MEIP (Note 11(d)).........................................         5,120         5,508
  Other...............................................................................        23,693        14,499
                                                                                        ------------  ------------
                                                                                        $    399,304  $    308,909
                                                                                        ------------  ------------
                                                                                        ------------  ------------

NOTE 22.  SEGMENTED INFORMATION

    The Company has adopted Section 1701, Segment Disclosures, of the Handbook of the Canadian Institute of Chartered Accountants, which changes the way the Company reports information about its operating segments. The information in 1997 and 1996 has been restated to conform to the 1998 presentation.

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance.

    The funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. In addition to providing at-need funeral services, the Company provides advance funeral planning services to it customers.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 22.  SEGMENTED INFORMATION (CONTINUED)
    The cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services. The majority of cemetery revenue is from pre-need sales.

    The insurance companies sell a variety of life insurance products, primarily to fund funeral services purchased through a pre-need arrangement. The funeral home companies sell insurance contracts on behalf of the Company's insurance operations for which they receive commission revenue. In 1998, the inter-company commissions amounted to $3,717,000 and were eliminated in the Company's consolidated financial statements.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                                  FUNERAL       CEMETERY    INSURANCE      OTHER     CONSOLIDATED
                                                ------------  ------------  ----------  -----------  ------------
Revenue earned from external sales
  1998........................................  $    631,221  $    408,497  $   96,516  $        --   $1,136,234
  1997........................................       602,112       422,010      89,977           --    1,114,099
  1996........................................       549,833       286,652      71,900           --      908,385
Earnings (loss) from operations
  1998........................................  $    125,242  $   (301,789) $   16,472  $  (103,891)  $ (263,966)
  1997........................................       147,730       100,638      16,508     (112,745)     152,131
  1996........................................       157,461        76,068      17,149      (46,008)     204,670
Investment revenue (included in earnings
  (loss) from operations)
  1998........................................  $      3,391  $     34,432  $   21,351  $     1,774   $   60,948
  1997........................................         5,560        29,197      23,519          335       58,611
  1996........................................         3,271        15,836      16,615        1,249       36,971
Depreciation and amortization
  1998........................................  $     62,892  $     11,384  $       31  $    14,206   $   88,513
  1997........................................        51,085         7,820          36        6,437       65,378
  1996........................................        45,146         4,237          42        3,722       53,147
Total assets
  1998........................................  $  2,033,047  $  2,202,038  $  276,098  $   162,725   $4,673,908
  1997........................................     1,963,099     2,124,409     331,754      371,425    4,790,687
  1996........................................     1,651,186     1,366,399     329,134      372,015    3,718,734
Capital expenditures
  1998........................................  $     74,681  $     26,370  $      420  $     6,513   $  107,984
  1997........................................       108,691        53,023         208       11,157      173,079
  1996........................................       136,220        36,782       1,274        9,966      184,242

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 22.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
Earnings (loss) from operations of funeral, cemetery and insurance
  segments.................................................................  $  (160,075) $   264,876  $  250,678
Other expenses of operations:
  General and administrative expenses......................................      (87,659)     (72,128)    (42,286)
  Restructuring costs......................................................           --      (33,364)         --
  Depreciation and amortization............................................      (14,206)      (6,437)     (3,722)
  Other....................................................................       (2,026)        (816)         --
                                                                             -----------  -----------  ----------
                                                                                (103,891)    (112,745)    (46,008)
                                                                             -----------  -----------  ----------
Total earnings (loss) from operations......................................  $  (263,966) $   152,131  $  204,670
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Total assets of funeral, cemetery and insurance segments................  $  4,511,183  $  4,419,262  $  3,346,719
"Other" assets includes:
  Cash..................................................................        61,012         2,681        (1,319)
  Receivables...........................................................        11,492        41,444        11,487
  Prepaid expenses......................................................         3,499         3,216         4,599
  Long-term receivables, net of allowances..............................         7,753         3,957         2,217
  Investments...........................................................         2,581       224,008       266,228
  Property and equipment................................................        33,323        42,198        33,818
  Names and reputations.................................................         4,358         4,766         5,174
  Future income tax assets..............................................        10,243         7,849         3,971
  Deferred debt issue costs.............................................        23,709        33,182        33,199
  Other.................................................................         4,755         8,124        12,641
                                                                          ------------  ------------  ------------
                                                                               162,725       371,425       372,015
                                                                          ------------  ------------  ------------
Total assets............................................................  $  4,673,908  $  4,790,687  $  3,718,734
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The Company operates principally in North America. Over 90% of its revenues are earned in the United States, however, the Company also has operations in Canada and the United Kingdom. The

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 22.  SEGMENTED INFORMATION (CONTINUED)
following tables depict the revenues earned and the long term assets held in the reportable geographic segments.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1998          1997         1996
                                                                            ------------  ------------  ----------
Revenue
  United States...........................................................  $  1,065,074  $  1,048,236  $  849,325
  Canada..................................................................        63,979        64,965      58,536
  Other...................................................................         7,181           898         524
                                                                            ------------  ------------  ----------
                                                                            $  1,136,234  $  1,114,099  $  908,385
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Property and equipment, names and reputations and cemetery property
  United States.........................................................  $  2,623,497  $  2,614,772  $  2,001,767
  Canada................................................................       163,932       171,680       143,156
  Other.................................................................        23,068        12,291           992
                                                                          ------------  ------------  ------------
                                                                          $  2,810,497  $  2,798,743  $  2,145,915
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

NOTE 23.  RELATED PARTY TRANSACTIONS

    During 1996, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies owned or controlled by the former Chairman of the Company. The total costs of the related party charters amounted to $605,110. In 1996, the Company purchased all of the shares of 476822 B.C. Ltd., which owned the motor vessel, for an effective purchase price of Cdn. $7,860,000. The motor vessel was sold in 1999 (see Note 24). In addition, in 1996 a company owned by the former Chairman of the Company sold the jet aircraft and helicopter to a third party. Subsequently, the Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

    As part of the acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded $14,947,000 as long-term debt at the present value of the total remaining contingent payments of approximately $17,100,000. The Company expected to pay the balance over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. Subsequent to year end, the two officers of the Company entered into an agreement with the Company to purchase a number of cemeteries and funeral homes and ended their association with the Company. The balance of the contingent payments were reclassed to current portion of long-term debt as the remaining balance was paid out of the proceeds of the sale in 1999 (see Note 24).

    In addition, as part of the acquisition of Shipper Management ("Shipper"), the Company has recorded $4,838,000 as a long-term liability, representing the present value of total remaining contingent payments, payable through 2001, to the former shareholders of Shipper, one of whom is an officer of the Company.

    At December 31, 1998, Company officers, directors and employees were indebted to the Company for approximately $10,800,000 (1997 -- $9,100,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 24.  SUBSEQUENT EVENTS

    In February, 1999 the Company sold the motor vessel for proceeds of $4,000,000. The Company recorded an impairment loss of $1,000,000 on the motor vessel in 1998.

    On March 8, 1999, the Company deferred payment of the quarterly cash dividend of Cdn $0.375 per share on the Company's 6% Cumulative Redeemable Convertible First Preferred Shares, Series C which would have been payable on April 1, 1999. The Company also deferred payment of dividends on the Company's Cumulative Monthly Income Preferred Securities, Series "A".

    On March 31, 1999, the Company completed the sale of 124 cemeteries and three funeral homes to an investor group led by McCown De Leeuw & Co., a private investment firm. Upon completion of the sale the Company received gross proceeds of $193,000,000 resulting in a pre-tax loss of $301,605,000 which was provided for, as an impairment loss, in 1998. The investor group included two former officers of the Company.

    On March 31, 1999, the Company completed negotiations with certain lenders resulting in revised lending agreements, including waivers of certain financial covenants at December 31, 1998. As a result, the Company has not had an event of default of certain covenants in its Credit Agreements.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (A) EARNINGS (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE

                                                                                    1998        1997       1996
                                                                                 -----------  ---------  ---------
EARNINGS (LOSS)
Net earnings (loss) in accordance with Canadian GAAP...........................  $  (598,969) $  41,810  $  65,999
Less effects of differences in accounting for:
  Insurance operations (c).....................................................        2,833      1,701     (1,440)
  Stock options................................................................          (36)      (173)        --
  Foreign exchange loss (e)....................................................           --     (1,107)        --
  Cost of start-up activities (g)..............................................        1,915         --         --
                                                                                 -----------  ---------  ---------
Net earnings (loss) before cumulative effect of a change in accounting principle....................................................................  $  (594,257) $  42,231  $  64,559
Cumulative effect of adopting SOP 98-5 as of January 1, 1998...................       (5,000)        --         --
                                                                                 -----------  ---------  ---------
Net earnings (loss) in accordance with United States GAAP......................  $  (599,257) $  42,231  $  64,559

Other comprehensive income
  Foreign currency translations
    Unrealized foreign currency gains (losses) arising during the period.......          116        998     (1,682)
    Less: reclassification adjustment for losses included in net income........           --     (1,909)        --
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising during the period, net of deferred tax
      expense of $8,354, $5,992, and $1,222, respectively......................       10,211      7,323      1,494
    Less: reclassification adjustment for gains included in net income.........       (8,486)    (3,044)      (561)
                                                                                 -----------  ---------  ---------
Comprehensive income (loss) in accordance with United States GAAP..............  $  (597,416) $  45,599  $  63,810
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER
  COMMON SHARE
  Basic earnings (loss) before cumulative effect of change in accounting
    principle per Common share.................................................  $     (8.15) $    0.49  $    0.98
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
  Diluted earnings (loss) before cumulative effect of change in accounting
    principle per Common share.................................................  $     (8.15) $    0.48  $    0.97
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

    For the year ended December 31, 1998, the earnings per Common share effect of the cumulative effect of the change in accounting principle is $0.07, resulting in basic and diluted loss per Common share of $(8.22).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    Under United States GAAP, basic earnings (loss) per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted earnings (loss) per Common share is based on the weighted average number of Common shares outstanding during the year plus common stock equivalents. The computation of basic and diluted earnings (loss) before cumulative effect of change in accounting principle per Common share is as follows:

                                                                                    1998        1997       1996
                                                                                 -----------  ---------  ---------
Basic
  Net earnings (loss) before cumulative effect of change in accounting principle..................................................................  $  (594,257) $  42,231  $  64,559
  Less: Preferred share dividends..............................................        8,900      9,533      8,874
                                                                                 -----------  ---------  ---------
  Net earnings (loss) before cumulative effect of change in accounting principle attributable to Common shareholders..............................  $  (603,157) $  32,698  $  55,685
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
  Weighted average number of shares outstanding................................       73,989     67,313     56,743
  Basic earnings (loss) before cumulative effect of change in accounting
    principle per Common share.................................................  $     (8.15) $    0.49  $    0.98
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Diluted
  Net earnings (loss) before cumulative effect of change in accounting principle attributable to Common shareholders..............................  $  (603,157) $  32,698  $  55,685
  Add: Effect of dilutive securities other than options........................           --         --         --
                                                                                 -----------  ---------  ---------
  Diluted earnings (loss) before cumulative effect of change in accounting principle..................................................................  $  (603,157) $  32,698  $  55,685
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
  Weighted average number of shares outstanding................................       73,989     67,313     56,743
  Add: Incremental shares from conversion of dilutive options..................           --        926        610
                                                                                 -----------  ---------  ---------
  Diluted shares...............................................................       73,989     68,239     57,353
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
  Diluted earnings (loss) before cumulative effect of change in accounting
    principle per Common share.................................................  $     (8.15) $    0.48  $    0.97
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (B) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                              DECEMBER 31, 1998           DECEMBER 31, 1997
                                                          --------------------------  --------------------------
                                                            CANADIAN       UNITED       CANADIAN       UNITED
                                                              GAAP      STATES GAAP       GAAP      STATES GAAP
                                                          ------------  ------------  ------------  ------------
                                                                                      (RESTATED --
                                                                                        NOTE 3)
Assets
  Receivables, net of allowances........................  $    221,679   $  221,920   $    251,006   $  251,006
  Long-term receivables, net of allowances..............       647,092      655,193        553,663      555,472
  Investments...........................................         3,385        3,385        224,008      184,227
  Insurance invested assets.............................       266,661      270,809        305,610      312,073
  Other assets..........................................       161,118      184,374        156,636      181,840

Liabilities and Shareholders' Equity
  Other liabilities.....................................       399,304      394,377        308,909      266,903
  Insurance policy liabilities..........................       166,920      196,230        214,492      240,750
  Future income tax liabilities.........................       208,939      212,378        309,994      313,016
  Common shares.........................................     1,274,096    1,300,428      1,271,177    1,297,443
  Retained earnings (deficit)...........................      (539,741)    (536,089)        75,624       79,564
  Accumulated other comprehensive income:...............
    Unrealized gains on securities available for sale,
      net of tax........................................            --        6,937             --        5,212
  Foreign exchange adjustment...........................        13,940      (15,057)        13,824      (15,173)

    (C) INSURANCE OPERATIONS

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

    INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future policy benefits, are accounted for under United States GAAP using the net level premium method which involves different actuarial

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under United States GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

    (D) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under United States GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $30,582,000 at December 31, 1998 (1997 -- $69,243,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1998, the Company had no securities classified as trading (1997 -- $1,380,000). All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $619,913,000 at December 31, 1998 (1997 -- $496,922,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

    (E) FOREIGN EXCHANGE LOSS

    Upon the sale of a Canadian equity investment in 1997, the Company recognized a foreign exchange loss of $802,000 for Canadian GAAP purposes. The foreign exchange loss under United States GAAP was $1,909,000 due to differences in the related foreign exchange adjustment on the balance sheet that arose from the Company's change in reporting currency on January 1, 1994.

    (F) STOCK-BASED COMPENSATION

    The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", for United States GAAP purposes.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25 for Accounting for Stock Issued to Employees in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in any of the three years ending December 31, 1998. Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings (loss) before cumulative effect of change in accounting principle under United States GAAP would have been $(593,648,000) for the year ended December 31, 1998
(1997 -- $35,781,000, 1996 -- $58,860,000) and basic and diluted earnings (loss)
before cumulative effect of change in accounting principle per Common share would have been $(8.14) and $(8.14), respectively (1997 -- $0.39 and $0.38, respectively, 1996 -- $0.88 and $0.87, respectively). For these purposes, the fair value of each

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield nil (1997 -- 0.5%, 1996 -- 0.5%), expected volatility 29% (1997 -- 24%,
1996 -- 24%), Canadian risk-free interest rates 4.88% (1997 -- 5.24%,
1996 -- 5.68%) United States risk-free interest rates 5.11% (1997 -- 5.89%,
1996 -- 5.57%) and expected average option term of 3.5 years (1997 -- 5.0 years, 1996 -- 3.4 years). The weighted average fair value of the options granted is $5.51 (1997 -- $9.15, 1996 -- $6.78) per option.

    (G) REPORTING ON THE COSTS OF START-UP ACTIVITIES

    The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") on April 3, 1998, to be effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that the costs of start-up activities, including organization costs, should be expensed as incurred. The Company has elected early adoption of SOP 98-5 to be effective for the year ended December 31, 1998, for United States GAAP purposes. Pursuant to SOP 98-5, the Company has written off the unamortized costs of start-up activities, which are contained in other assets, as a change in accounting principle.

    SOP 98-5 was adopted in the fourth quarter of 1998, and was effective January 1, 1998. The effects on the previously published year to date interim net earnings (loss) and earnings (loss) per Common share would be decreases of approximately $5,000,000 and $0.07, respectively, resulting from the cumulative effect of the adoption of SOP 98-5.

    (H) ADVERTISING COSTS

    Advertising costs were $10,444,000 for the year ended December 31, 1998 (1997 -- $9,509,000, 1996 -- $8,221,237).

    (I) RECENT ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    Management has not determined the impact of this recent accounting standard on its consolidated financial statements.

NOTE 26.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                             THE LOEWEN GROUP INC.
                               SUPPLEMENTARY DATA
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER(1)   QUARTER(1)   QUARTER(1)   QUARTER(1)
                                                                  -----------  -----------  -----------  -----------
Year ended December 31, 1998
  Revenue.......................................................   $ 309,736    $ 301,923    $ 263,887   $   260,688
  Gross profit..................................................     113,380       93,605       63,593        21,158
  Net earnings (loss)...........................................      30,039       10,242      (32,438)     (606,812)
  Fully diluted earnings (loss) per Common share................   $    0.37    $    0.11    $   (0.47)        (8.22)

Year ended December 31, 1997
  Revenue.......................................................   $ 274,697    $ 275,648    $ 274,136   $   289,618
  Gross profit..................................................      99,010       97,600       72,489        94,540
  Net earnings (loss)...........................................      24,167       27,166      (40,329)       30,806
  Fully diluted earnings (loss) per Common share................   $    0.36    $    0.39    $   (0.58)  $      0.38

------------------------------

(1) Certain of the comparative figures have been restated to conform to the change in accounting for income taxes adopted in 1998 (see Note 3 to the Consolidated Financial Statements).

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Loewen Group International, Inc.

    We have audited the consolidated balance sheets of Loewen Group International, Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in accordance with generally accepted accounting principles in Canada.

    Significant differences between Canadian and United States accounting principles are explained and quantified in Note 25 to the consolidated financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

April 12, 1999

    COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated April 12, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

April 12, 1999

                        LOEWEN GROUP INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                                                                      (RESTATED--
                                                                                                        NOTE 3)
ASSETS
Current assets
  Cash and cash equivalents...........................................................  $     84,202  $     35,563
  Receivables, net of allowances......................................................       114,491       169,758
  Inventories.........................................................................        30,137        30,391
  Prepaid expenses....................................................................         7,184         8,840
                                                                                        ------------  ------------
                                                                                             236,014       244,552

Long-term receivables, net of allowances..............................................       486,388       387,282
Cemetery property.....................................................................     1,226,358     1,308,128
Property and equipment................................................................       712,995       679,219
Names and reputations.................................................................       678,576       598,689
Investments...........................................................................        30,245       184,723
Insurance invested assets.............................................................       266,661       305,610
Prearranged funeral services..........................................................       351,961       345,795
Other assets..........................................................................       151,316       156,349
                                                                                        ------------  ------------
                                                                                        $  4,140,514  $  4,210,347
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued liabilities............................................  $    150,412  $    138,963
  Loans and advances from affiliates, current portion.................................       227,841            --
  Long-term debt, current portion.....................................................       829,455        33,408
                                                                                        ------------  ------------
                                                                                           1,207,708       172,371

Loans and advances from affiliates, net of current portion............................       784,369     1,013,914
Long-term debt, net of current portion................................................     1,254,036     1,531,586
Other liabilities.....................................................................       414,319       259,388
Insurance policy liabilities..........................................................       166,920       214,492
Future income tax liabilities.........................................................       191,283       297,547
Deferred prearranged funeral services revenue.........................................       351,961       345,795

Preferred securities of subsidiary....................................................        75,000        75,000

Shareholders' equity (deficiency)
  Share capital.......................................................................       526,058       487,514
  Deficit.............................................................................      (823,172)     (187,260)
  Foreign exchange adjustment.........................................................        (7,968)           --
                                                                                        ------------  ------------
                                                                                            (305,082)      300,254
                                                                                        ------------  ------------
                                                                                        $  4,140,514  $  4,210,347
                                                                                        ------------  ------------
                                                                                        ------------  ------------

FINANCIAL CONDITION (NOTE 1)

COMMITMENTS AND CONTINGENCIES (NOTES 5, 9, 13, 16 AND 17)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1998
                                                                          ------------      1997         1996
                                                                                        ------------  -----------
                                                                                        (RESTATED --  (RESTATED --
                                                                                          NOTE 3)       NOTE 3)
Revenue
  Funeral...............................................................  $    559,217  $    536,926   $ 489,571
  Cemetery..............................................................       416,823       408,196     277,881
  Insurance.............................................................        96,516        89,977      71,900
                                                                          ------------  ------------  -----------
                                                                             1,072,556     1,035,099     839,352
                                                                          ------------  ------------  -----------
Costs and expenses
  Funeral...............................................................       363,742       336,473     294,033
  Cemetery..............................................................       353,662       319,558     196,974
  Insurance.............................................................        80,013        73,304      54,709
                                                                          ------------  ------------  -----------
                                                                               797,417       729,335     545,716
                                                                          ------------  ------------  -----------
                                                                               275,139       305,764     293,636
Expenses
  General and administrative............................................       114,397        97,792      68,390
  Depreciation and amortization.........................................        76,225        56,358      45,724
  Asset impairment......................................................       301,605            --          --
  Restructuring costs...................................................            --        30,992          --
                                                                          ------------  ------------  -----------
                                                                               492,227       185,142     114,114
                                                                          ------------  ------------  -----------
Earnings (loss) from operations.........................................      (217,088)      120,622     179,522
Interest and financing fees paid to affiliates, net.....................       119,571       102,226      71,313
Interest on long-term debt..............................................       165,403       119,972      80,497
Investment impairment and contingent loss...............................       313,459            --          --
Loss on early extinguishment of debt....................................            --         4,591          --
Finance and other costs related to hostile takeover proposal............            --            --      13,019
                                                                          ------------  ------------  -----------
Earnings (loss) before undernoted items.................................      (815,521)     (106,167)     14,693
Dividends on preferred securities of subsidiary.........................         7,088         7,088       7,088
                                                                          ------------  ------------  -----------
Earnings (loss) before income taxes and undernoted items................      (822,609)     (113,255)      7,605
Income taxes
  Current...............................................................         9,629        20,186      11,009
  Future................................................................      (185,397)      (43,098)      1,323
                                                                          ------------  ------------  -----------
                                                                              (175,768)      (22,912)     12,332
                                                                          ------------  ------------  -----------
                                                                              (646,841)      (90,343)     (4,727)
Equity and other earnings of associated companies.......................        10,929        11,593       1,620
                                                                          ------------  ------------  -----------
Loss for the year.......................................................      (635,912)      (78,750)     (3,107)
Deficit, beginning of year..............................................      (187,260)     (108,510)   (105,403)
                                                                          ------------  ------------  -----------
Deficit, end of year....................................................  $   (823,172) $   (187,260)  $(108,510)
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1998
                                                                         ------------      1997           1996
                                                                                       -------------  ------------
                                                                                       (RESTATED --   (RESTATED --
                                                                                          NOTE 3)       NOTE 3)
CASH PROVIDED BY (APPLIED TO)
Operations
  Loss.................................................................  $   (635,912) $     (78,750) $     (3,107)
  Items not affecting cash
    Depreciation and amortization......................................        76,225         56,358        45,724
    Amortization of debt issue costs...................................        25,018          6,387         3,672
    Asset impairment...................................................       301,605             --            --
    Investment impairment and contingent loss..........................       313,459             --            --
    Future income taxes................................................      (185,397)       (43,098)        1,323
    Gain on sale of investment.........................................        (6,768)            --            --
    Equity and other earnings of associated companies..................       (10,929)       (11,593)       (1,620)
    Restructuring costs................................................            --         12,697            --
  Proceeds on factored accounts receivable.............................       142,181        185,179        56,318
  Other, including net changes in other non-cash balances..............      (223,157)      (229,524)     (165,504)
                                                                         ------------  -------------  ------------
                                                                             (203,675)      (102,344)      (63,194)
                                                                         ------------  -------------  ------------
Investing
  Business acquisitions................................................      (236,737)      (453,223)     (546,615)
  Construction of new facilities.......................................       (17,929)       (24,954)      (13,756)
  Investments, net.....................................................            16         (2,275)     (140,712)
  Purchase of insurance invested assets................................      (224,145)      (261,987)      (85,193)
  Proceeds on disposition and maturities of insurance invested
    assets.............................................................       180,175        252,626        71,939
  Purchase of property and equipment...................................       (34,670)       (42,632)      (42,634)
  Proceeds on disposition of assets....................................        56,202          3,767         3,255
                                                                         ------------  -------------  ------------
                                                                             (277,088)      (528,678)     (753,716)
                                                                         ------------  -------------  ------------
Financing
  Increase in long-term debt...........................................     1,102,681      1,195,242     1,036,548
  Repayment of long-term debt..........................................      (603,978)    (1,031,105)     (504,586)
  Issue of Common shares...............................................            --        185,250       175,069
  Increase in loans and advances from affiliates.......................       339,527        446,450       192,074
  Repayment of loans and advances from affiliates......................      (291,874)      (142,763)      (36,091)
  Repayment of current note payable....................................            --             --       (38,546)
  Debt issue costs.....................................................       (16,954)        (3,999)      (28,770)
                                                                         ------------  -------------  ------------
                                                                              529,402        649,075       795,698
                                                                         ------------  -------------  ------------
Increase (decrease) in cash and cash equivalents
  during the year......................................................        48,639         18,053       (21,212)
Cash and cash equivalents, beginning of year...........................        35,563         17,510        38,722
                                                                         ------------  -------------  ------------
Cash and cash equivalents, end of year.................................  $     84,202  $      35,563  $     17,510
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION

BASIS OF PRESENTATION

    These consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that Loewen Group International, Inc. (the "Company") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which cast doubt upon the validity of this assumption.

    There is substantial doubt about the appropriateness of the use of the going concern assumption because the Company has experienced in 1998 a significant loss, negative cash flow and a shareholders' deficiency. There is also uncertainty as to the Company's ability to refinance the pass-through asset trust senior guaranteed notes (the "PATS senior notes") which may be redeemed on October 1, 1999 and which require refinancing by September 15, 1999 under the terms of amended credit agreements. Furthermore, there is uncertainty as to the Company's ability to refinance loans and advances from affiliates, including $206,000,000 due August 15, 1999. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of actions that the Company has taken or plans to take which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption. However, there is no certainty that these actions or other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS senior notes on terms acceptable to certain of the Company's lenders by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian or U.S. bankruptcy laws.

    The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

OPERATIONS

    The Company reported a loss from operations in 1998 of $217,088,000 after recording a charge for asset impairment of $301,605,000. Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisitions and the integration of cemeteries has required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred. The Company expects to continue to incur negative cash flow from cemetery operations until it is able to satisfactorily implement various strategies to generate positive cash flow.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION (CONTINUED)
FINANCING

    As a result of expected negative cash flow from operations during 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999, the Company:

    - Sold 124 cemeteries and three funeral homes on March 31, 1999 for gross proceeds of $154,000,000 of which $103,361,000 was used to repay indebtedness; and

    - Completed negotiations with the lenders under its bank credit agreement, Management Equity Investment Plan ("MEIP") bank term credit agreement, Series D and E senior amortizing notes and one privately held note agreements (collectively, the "Credit Agreements") resulting in revised lending agreements effective March 31, 1999 including waivers of certain financial covenants as of December 31, 1998. As a result, the Company has not had an event of default of the covenants under the Credit Agreements. The revised lending agreements:

     - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's first major asset sale;

     - Increase effective interest rates or applicable margins;

     - Amend certain existing financial covenants and add other financial covenants;

     - Require refinancing of the PATS senior notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

     - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

     - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

     - Restrict further acquisitions and equity repurchases;

     - Limit capital expenditures and expenditures for development in respect of cemetery land to $60,000,000 for 1999; and

     - Permit additional asset sales subject to certain terms and conditions.

    The Company's indebtedness includes the PATS senior notes which are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. Notwithstanding the obligation to refinance the PATS Senior Notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999, the trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to fund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. The Company does not expect to have sufficient funds to redeem these notes without further asset sales or proceeds from debt or equity issues. The Company is of the opinion that these notes have a prospect of being refinanced, however there is no certainty of such financing as it will depend primarily on financial market conditions and the Company's credit rating at that time.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION (CONTINUED)
    The debt relating to the Credit Agreements and the PATS senior notes has been classified as current liabilities. The Series 1 to 4, 6 and 7 Senior Notes have been classified as non-current liabilities but have cross default clauses that could accelerate payment if covenants in the Credit Agreements and PATS senior notes are not met and the lenders thereunder accelerate payment under those agreements.

    The Company's indebtedness includes loans and advances due to affiliates of which a term loan of $206,000,000 and revolving credit loans of $21,841 are due in 1999. Repayment of the related party loans is restricted under the revised lending agreements.

    The Company is continuing to review its operations in order to identify additional strategies to those identified above, including further asset sales, that are designed to generate cash flow, improve the Company's financial position, and enable the discharge of the Company's obligations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated on February 25, 1987 under the laws of the State of Delaware and is directly and indirectly a wholly owned subsidiary of The Loewen Group Inc. (the "Parent Company"). The United States dollar is the principal currency of the Company's business and accordingly the consolidated financial statements are expressed in United States dollars.

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and generally conform with those established in the United States, except as explained in Note 25.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1998 except for a few companies with small minority interests.

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

    The Company accounts for its investments in joint ventures using the proportionate consolidation method.

    All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

PREARRANGED FUNERAL SERVICES

    Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. Except for insurance commissions and amounts not required to be trusted, which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

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

CEMETERY OPERATIONS

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Interest is imputed at a market rate for contracts that do not bear a market rate of interest. An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to various state laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

INSURANCE OPERATIONS

    (A) INSURANCE REVENUE

    The Company earns insurance revenue primarily through the sale of industrial life and ordinary life insurance policies.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B) INSURANCE INVESTED ASSETS

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and term deposits with an initial maturity less than or equal to 90 days.

INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and is valued at average cost. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements........  10 to 40 years
Automobiles.......................  6 years
Furniture, fixtures and
  equipment.......................  6 to 10 years
Computer hardware and software....  6 years
                                    Over the term of the lease plus one
Leasehold improvements............  renewal

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NAMES AND REPUTATIONS

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including investments, cemetery properties, property and equipment, names and reputations and other assets, based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

DEBT ISSUE COSTS

    Debt issue costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Company's long-term debt and preferred securities of subsidiary and are included in interest expense on a straight-line basis over the respective term of the related instrument. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

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

    The Company uses basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions are probable and the significant characteristics and expected terms

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are identified. Any gain or loss as a result of the hedging is deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time a hedging transaction no longer meets the criteria of a hedge, any gain or loss is recognized in current earnings.

FUTURE INCOME TAXES

    The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes. Future income tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recognized to the extent the recoverability of future income tax assets is not considered more likely than not.

NOTE 3.  CHANGE IN ACCOUNTING PRINCIPLES

    (a) INCOME TAXES

    Effective with the third quarter of 1998, the Company changed its policy for accounting for income taxes by adopting the provisions of Section 3465, Income Taxes, of the Handbook of the Canadian Institute of Chartered Accountants which is described in the Summary of Significant Accounting Policies. Previously, the Company followed the allocation method of accounting for income taxes.

    The provisions were applied retroactively with restatement of prior period financial statements to January 1, 1993 which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for its financial statement amounts presented under United States generally accepted accounting principles. As a result of adopting the new Canadian standard, the cumulative effect to opening retained earnings at January 1, 1996 was a decrease of $20,657,000. The cumulative effect on the consolidated balance sheet at December 31, 1998 is an increase in cemetery property and names and reputations of approximately $452,278,000 (December 31, 1997 -- $402,301,000) primarily due to effects of acquisition accounting and a corresponding increase in future income tax liability of $472,941,000 (December 31, 1997 -- $422,201,000). The effect on the consolidated statement of operations for the twelve months ended December 31, 1998 was a decrease to net loss of approximately $9,180,000 (1997 -- increase of $1,004,000;
1996 -- decrease of $1,761,000).

    (b) STATEMENT OF CASH FLOWS

    The company adopted CICA Handbook Section 1540, Cash Flow Statements for the year ended December 31, 1998. The provisions were applied retroactively with restatement of prior period financial statements. Under Section 1540, non cash investing and financing activities are excluded from the statement of cash flows and are disclosed in a note to the financial statements.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  ACQUISITIONS AND DISPOSITIONS

    (a) ACQUISITIONS

    During the year ended December 31, 1998 the Company acquired 62 funeral homes and 62 cemeteries.

    During the year ended December 31, 1997, the Company acquired 105 funeral homes, 171 cemeteries and one insurance company.

    All of the Company's acquisitions have been accounted for by the purchase method. The preliminary purchase price allocation for certain of these acquisitions has been estimated based on available information at the time and is subject to revision.

                                                                                             1998        1997
                                                                                          ----------  -----------
                                                                                                      (RESTATED --
                                                                                                        NOTE 3)
Current assets..........................................................................  $    3,570   $   8,881
Prearranged funeral services............................................................      19,382      35,093
Long-term receivables, net of allowances................................................       1,317      85,191
Investments.............................................................................         405          36
Cemetery property.......................................................................     175,643     424,230
Property and equipment..................................................................      41,688      75,470
Names and reputations...................................................................     108,234      87,916
Other assets............................................................................      13,338          93
                                                                                          ----------  -----------
                                                                                             363,577     716,910

Current liabilities.....................................................................      (1,704)     (6,042)
Long-term debt..........................................................................      (2,106)     (3,087)
Other liabilities.......................................................................      (3,574)    (55,673)
Future income taxes.....................................................................     (78,451)   (105,724)
Deferred prearranged funeral services revenue...........................................     (19,382)    (35,093)
                                                                                          ----------  -----------
                                                                                          $  258,360   $ 511,291
                                                                                          ----------  -----------
                                                                                          ----------  -----------
Consideration
  Cash, including assumed debt repaid at closing........................................  $  236,737   $ 453,223
  Debt..................................................................................      20,538      39,411
  Share capital of Parent Company.......................................................       1,085      18,657
                                                                                          ----------  -----------
Purchase Price..........................................................................  $  258,360   $ 511,291
                                                                                          ----------  -----------
                                                                                          ----------  -----------

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired during the period ended December 31, 1998 as if all such acquisitions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4. ACQUISITIONS AND DISPOSITIONS (CONTINUED) indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                                            1998          1997
                                                                                        ------------  ------------
Revenues..............................................................................  $  1,087,490  $  1,094,043
Net loss..............................................................................  $   (649,835) $    (81,664)

    (b) DISPOSITIONS

    During the year, the Company sold First Capital Life Insurance Company of Louisiana, a wholly owned subsidiary, for gross proceeds of $24,522,000 resulting in a pre-tax gain of $6,768,000. The assets and liabilities disposed of were $89,958,000 and $72,204,000 respectively.

NOTE 5.  INVESTMENTS

                                                                                               1998        1997
                                                                                             ---------  ----------
4103 Investments Ltd. ("4103").............................................................  $      --  $  148,914
Prime Succession Holdings, Inc. ("Prime")..................................................         --       6,102
Rose Hills Holdings Corp. ("Rose Hills")...................................................         --      28,223
TLGI Management Corp.
  70,586,000 Preferred shares (1997 -- nil) representing 40.34%............................     28,626          --
Other......................................................................................      1,619       1,484
                                                                                             ---------  ----------
                                                                                             $  30,245  $  184,723
                                                                                             ---------  ----------
                                                                                             ---------  ----------

    (a) 4103 INVESTMENTS

    In March 1997, the Company transferred 100 Common shares and 6,668 Preferred shares in Prime at their carrying value of $72,279,000 to 4103 Investments, a Canadian company under common control. The Company also transferred 100 Common shares and 6,300 Preferred shares in Rose Hills at their carrying value of $65,976,000 to 4103 Investments. In exchange, the Company received 189,475,132 Class B non-voting Common shares representing 48.68% of 4103 Investments common shares. 4103 Investments cannot declare dividends on the Class A voting Common shares without first paying an equal dividend on the Class B Common shares.

    On November 25, 1998, the Company's investment became a joint venture when the Company received, as a capital contribution 1,000 Class A Common voting shares of 4103 Investments, representing 50% of the voting rights, from the Parent Company. Effective from that date, the Company has accounted for its investment in 4103 Investments common shares by the proportionate consolidation method. The net loss recorded by 4103 Investments subsequent to November 25, 1998 was $205,944,000, which included an investment impairment charge of $209,323,000. Prior to November 25, 1998, the Company accounted for its investment in 4103 Investments by the equity method. Accordingly, the Company's proportionate share of the assets and liabilities are reflected in the Company's balance sheet at December 31, 1998. For the period to November 25, 1998, equity income of $14,107,000 (1997 -- income of $10,659,000) was recorded which includes $4,455,000 of income related to equity earnings from Prime and Rose Hills.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)

    Summarized financial data for 4103 Investments for the year ended December 31, 1998, with comparatives for the period from inception on March 24, 1997 to December 31, 1997, are presented as follows:

                                                                                              1998         1997
                                                                                           -----------  ----------
Income statement information:
  Earnings before income taxes and equity loss of associated company.....................  $    35,147  $   25,237
  Net earnings (loss)....................................................................     (176,965)     21,455

Balance sheet information:
  Current assets.........................................................................  $        --  $    9,032
  Non-current assets.....................................................................      111,425     292,634
                                                                                           -----------  ----------
  Total assets...........................................................................      111,425     301,666

  Current liabilities....................................................................           49         579
  Non-current liabilities................................................................           --       1,984
                                                                                           -----------  ----------
  Total liabilities......................................................................           49       2,563

  Shareholders' equity...................................................................      111,376     299,103

    (b) PRIME

    The Company owns 163.0475 shares of Prime common stock, representing 16.67% of Prime's voting common stock, and 48.68% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owns 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $52,000,000 was funded by Blackstone and $78,000,000 by the Company, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Prime Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Prime. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its share in Prime to a party other than to an affiliate of itself.

    Under a Put/Call Agreement entered into with Blackstone in August 1996, the Company has the option to acquire ("Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 12x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Parent Company, at the Parent Company and the Company's option, subject to certain conditions.

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

    The Parent Company provides various administrative services to Prime under an Administrative Services Agreement for an annual fee of $250,000.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Parent Company and the Company, the performance of Prime and the reduced market values for the Parent Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assessed that its investment suffered a decline in value that is other than temporary and has written down its investment based on an assumed distribution of Prime's shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability (see Note 21) has been recorded reflecting an accrual of the expected loss on the option reduced by the remaining carrying value of Prime.

    In 1998, 1997 and 1996 the Company recognized income (loss) of $(3,100,000), $(133,000) and $1,156,000, relating to its investment in Prime, excluding the 1998 investment impairment and contingent loss.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    Summarized financial data for Prime are presented as follows:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Income statement information:
  Revenue....................................................................  $   98,005  $  101,139  $   32,651
  Gross margin...............................................................      32,293      38,616      11,066
  Earnings from operations...................................................      17,595      24,123       5,492
  Payment-in-kind dividend...................................................       7,226       6,542       2,300
  Net loss attributable to common shareholders...............................     (14,524)     (6,739)     (5,250)

Balance sheet information:
  Current assets.............................................................  $   22,820  $   25,694  $   24,614
  Non-current assets.........................................................     368,302     369,412     374,174
                                                                               ----------  ----------  ----------
  Total assets...............................................................     391,122     395,106     398,788

  Current liabilities........................................................      15,952      14,964      22,531
  Non-current liabilities....................................................     256,060     253,734     249,652
                                                                               ----------  ----------  ----------
  Total liabilities..........................................................     272,012     268,698     272,183

  Shareholders' equity.......................................................     119,110     126,408     126,605

    (c) ROSE HILLS

    The Company owns 153.2143 shares of Rose Hills common stock, representing 15.32% of Rose Hills' voting common stock, and 62.4% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock.

    Rose Hills holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RHC and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Rose Hills' Board of Directors. Blackstone controls the strategic operating, investing and financing policies of Rose Hills. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in Rose Hills to a party other than to an affiliate of itself.

    Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price to be determined pursuant to the Put/ Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 13x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Parent Company, at the Parent Company's and Company's option, subject to certain conditions.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

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

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Parent Company and the Company, the performance of Rose Hills and the reduced market values for the Parent Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assesses that its investment suffered a decline in value that was other than temporary and has written down its investment based on an assumed distribution of Rose Hills' shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has estimated the expected Put option price on the sixth anniversary, the first date the option becomes exercisable, based on the Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills the value of which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability (see Note 21) has been recorded reflecting an accrual of the expected loss on the option, offset by the remaining carrying value of Rose Hills.

    In 1998, 1997 and 1996 the Company recognized income of $3,699,000, $1,023,000 and $464,000, relating to its investment in Rose Hills, excluding the 1998 investment impairment and contingent loss.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
    Summarized financial data for Rose Hills are presented as follows:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Income statement information:
  Revenue....................................................................  $   83,577  $   70,645  $    7,080
  Gross margin...............................................................      69,814      59,900       5,982
  Earnings from operations...................................................      19,538      14,738       1,327
  Payment-in-kind dividend...................................................       9,568       8,708         932
  Net loss attributable to common shareholders...............................      (8,534)    (10,476)     (1,460)

Balance sheet information:
  Current assets.............................................................  $   23,011  $   20,400  $   21,272
  Non-current assets.........................................................     298,922     292,198     296,562
                                                                               ----------  ----------  ----------
  Total assets...............................................................     321,933     312,598     317,834

  Current liabilities........................................................      20,488      15,221      15,510
  Non-current liabilities....................................................     173,153     170,119     173,298
                                                                               ----------  ----------  ----------
  Total liabilities..........................................................     193,641     185,340     188,808

  Shareholders' equity.......................................................     128,292     127,258     129,026

    (c) TLGI MANAGEMENT CORP

    The Company owns 70,586,000 Class A redeemable preferred shares of TLGI Management Corp., a Canadian subsidiary of the Parent Company that owns and operates funeral homes in Canada. In December 1998, the Company recorded its share of an impairment charge against its preferred share investment in TLGI Management Corp. of $41,960,000.

NOTE 6.  INSURANCE INVESTED ASSETS

                                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                   ----------------------  ----------------------
                                                                    CARRYING     MARKET     CARRYING     MARKET
                                                                     VALUE       VALUE       VALUE       VALUE
                                                                   ----------  ----------  ----------  ----------
Fixed maturities.................................................  $  246,576  $  251,454  $  281,659  $  290,200
Equity securities................................................          80          44         110          55
Short-term investments and other.................................      20,005      20,005      23,841      23,841
                                                                   ----------  ----------  ----------  ----------
                                                                   $  266,661  $  271,503  $  305,610  $  314,096
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    On the insurance invested assets, the Company earned $21,349,000 of investment income for the year ended December 31, 1998 (1997 -- $23,847,000). Included in the market value of insurance invested assets are $6,942,000 and $2,100,000 of unrealized gains and losses, respectively (1997 -- $8,947,000 and $461,000, respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:
$6,853,000 due in one year or less (1997 -- $6,081,000),

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  INSURANCE INVESTED ASSETS (CONTINUED)
$25,677,000 due in one to five years (1997 -- $30,576,000), $67,598,000 due in five to ten years (1997 -- $81,005,000), and $72,843,000 due after ten years (1997 -- $52,929,000). Maturities on a market value basis are approximately the same as the amortized cost basis at December 31, 1998. The Company had approximately $73,615,000 (1997 -- $111,068,000) in mortgage-backed securities and collateralized mortgage obligations at December 31, 1998 with a market value of $76,649,000 (1997 -- $115,015,000).

NOTE 7.  PREARRANGED FUNERAL SERVICES

    Prearranged funeral services represent amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the prearranged funeral trust amounts when the funeral services are performed. The funds deposited in trust are invested as follows:

                                                                                               1998        1997
                                                                                            ----------  ----------
Short-term investments....................................................................  $   94,043  $   89,280
Fixed maturities..........................................................................     137,482      84,056
Balanced mutual funds.....................................................................       1,419     123,080
Equity securities.........................................................................      65,268      14,970
Insurance policies held by trust..........................................................      52,844      32,552
Other.....................................................................................         905       1,857
                                                                                            ----------  ----------
                                                                                            $  351,961  $  345,795
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The weighted average rate of return on the above prearranged funeral trust assets for the year ended December 31, 1998 was 3.0% (1997 -- 3.5%,
1996 -- 5.1%).

NOTE 8.  LOANS AND ADVANCES FROM AFFILIATES

                                                                                            1998          1997
                                                                                        ------------  ------------
Term loan from affiliated company
  Interest at 11.50%..................................................................  $    889,905  $    889,905
Revolving credit loans from affiliated companies
  Interest at U.S. treasury rate plus 5% due in 2002..................................       137,594        87,821
  Interest at 11.25% due in 1999......................................................        10,291            --
  Interest at U.S. treasury rate plus 5.36% due in 1999...............................            --        45,233
  Interest at prime plus 2% due in 1999...............................................        11,550        21,013
Other demand loans to affiliates
  Demand loan to Parent Company.......................................................       (16,958)      (22,569)
  Non-interest bearing and due on demand..............................................       (20,172)       (7,489)
                                                                                        ------------  ------------
                                                                                           1,012,210     1,013,914
                                                                                        ------------  ------------
  Current portion of loans and advances from affiliates...............................      (227,841)           --
                                                                                        ------------  ------------
                                                                                        $    784,369  $  1,013,914
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    The term loan and certain revolving credit loans from an affiliated company are secured by a junior lien, under a collateral trust arrangement with a group of senior lenders to the Company and Parent Company (see Note 9). The $889,905,000 term loan is comprised of $206,000,000 due August 15, 1999,
$199,650,000 due April 11, 2000, $184,390,000 due February 1, 2001 and
$299,865,000 due June 5, 2002.

NOTE 9.  LONG-TERM DEBT

                                                                                            1998          1997
                                                                                        ------------  ------------
  Bank credit agreement...............................................................  $    330,000  $    234,500
  Management Equity Investment Plan ("MEIP") bank term credit agreement due in 2000...        97,292       105,140
  6.49% Series E senior amortizing notes due in 2004..................................        42,857        50,000
  7.50% Series 1 senior notes due in 2001.............................................       225,000       225,000
  7.75% Series 3 senior notes due in 2001.............................................       125,000       125,000
  8.25% Series 2 and 4 senior notes due in 2003.......................................       350,000       350,000
  7.20% Series 6 senior notes due in 2003.............................................       200,000            --
  7.60% Series 7 senior notes due in 2008.............................................       250,000            --
  6.70% PATS senior notes.............................................................       300,000       300,000
  Present value of notes issued for legal settlements discounted at an effective
    interest rate of 7.75%............................................................        38,147        39,115
  Present value of contingent consideration payable on acquisitions discounted at an
    effective interest rate of 8.0%, see Note 23......................................        19,785        24,515
  Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%, certain of which are secured by assets of certain
    subsidiaries......................................................................       105,410       111,724
                                                                                        ------------  ------------
                                                                                           2,083,491     1,564,994
Less current portion:
  Bank credit agreement...............................................................       330,000            --
  MEIP bank term credit agreement due in 2000.........................................        97,292            --
  6.49% Series E senior amortizing notes due in 2004..................................        42,857         7,143
  6.70% PATS senior notes.............................................................       300,000            --
  Present value of notes issued for legal settlements discounted at an effective
    interest rate of 7.75%............................................................        21,450           988
  Present value of contingent consideration payable on acquisitions discounted at an
    effective interest rate of 8.0%, see Note 23......................................        14,947         4,730
  Other...............................................................................        22,909        20,547
                                                                                        ------------  ------------
                                                                                             829,455        33,408
                                                                                        ------------  ------------
                                                                                        $  1,254,036  $  1,531,586
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(a) The Company completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements effective March 31, 1999, including waivers of certain financial covenants

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  LONG-TERM DEBT (CONTINUED)
    as of December 31, 1998. As a result, the Company has not had an event of default of the covenants under the Credit Agreements. The revised lending agreements:

       - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's first major asset sale;

       - Increase effective interest rates or applicable margins;

       - Amend certain existing financial covenants and add other financial covenants;

       - Require refinancing of the PATS senior notes on terms satisfactory to the lenders party to the Credit Agreements by September 15, 1999;

       - Require the appointment of a financial advisor on behalf of lenders and increased reporting and monitoring;

       - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

       - Restrict further acquisitions and equity repurchases;

       - Limit capital expenditures and expenditures for development of cemetery land to $60,000,000 for 1999; and

       - Permit additional asset sales subject to certain terms and conditions.

    The debt relating to the Credit Agreements and the PATS senior notes have been classified as current liabilities. The Series 1 to 4, 6 and 7 Senior Notes have been classified as non-current liabilities but have cross default clauses that could accelerate payment if covenants in the Credit Agreements and PATS senior notes are not met and the lenders thereunder accelerate payment under those agreements.

(b) In 1996, the Company, its Parent Company and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of the Company's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At December 31, 1998, the indebtedness of the Company owed to the senior lending group subject to the collateral trust agreement, including holders of certain letters of credit, aggregated $1,934,000,000.

    Certain of the above senior note agreements contain various restrictive provisions, including change of control provisions and provisions restricting payment by the Parent Company of dividends on Common and Preferred shares, restricting encumbrance of assets, limiting redemption or repurchase

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  LONG-TERM DEBT (CONTINUED)
    of shares, limiting disposition of assets and limiting the amount of additional debt. The senior notes also provide for a default in the event of the acceleration of certain other debt.

(c) In March 1998, the Company amended its $1,000,000,000 bank credit agreement. As part of the amendment, the 364-day tranche was terminated and the $750,000,000 tranche was reduced to a $600,000,000 bank credit agreement with a three-year term. On March 31, 1999 the Company further amended its bank credit agreement (see Note 9(a)).

    The Company's bank credit agreement and MEIP bank term credit agreement bear interest at floating rates (7.31% at December 31, 1998), based on U.S. LIBOR rates or the prime lending rates of certain banks, plus an applicable margin.

(d) The PATS senior notes are due in 2009, however they are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The PATS senior notes bear interest at a rate of 6.70% until October 1, 1999, at which time, if no redemption election occurs, the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to the Company's then current credit spread to the ten year United States Treasury rate (see Note 16(g)).

(e) In May 1998, the Company completed a private placement in the United States of $200,000,000 of 7.20% Series 6 Senior Guaranteed Notes due 2003 (the "Series 6 senior notes") and $250,000,000 of 7.60% Series 7 Senior Guaranteed Notes due 2008 (the "Series 7 senior notes"). The net proceeds from the Series 6 and 7 senior notes were used to repay indebtedness outstanding under the bank credit agreement. In September 1998, these notes were exchanged for identical notes registered under the Securities Act of 1933.

(f) The notes issued under legal settlements represent a promissory note in the amount of $80,000,000 payable over 20 years in equal annual installments of $4,000,000, without interest. Interest is accrued on the discounted amount and is included in accounts payable and accrued liabilities. Annual payments will eliminate this accrual and the balance will be applied to the promissory note.

(g) Included in interest expense is $25,018,000 of amortization and write-offs of debt issue costs (1997 -- $6,387,000, 1996 -- $3,672,000)

(h) Maturities of long-term debt are as follows:

1999...................................................  $    829,455
2000...................................................        19,464
2001...................................................       368,911
2002...................................................        13,102
2003...................................................       560,694
Thereafter.............................................       291,865
                                                         ------------
                                                         $  2,083,491
                                                         ------------
                                                         ------------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  PREFERRED SECURITIES OF SUBSIDIARY

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

    In March, 1999 the Company announced that payment of the quarterly MIPS dividends had been deferred.

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

    (A) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company has entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1998, such agreements included three interest rate swap agreements with commercial banks and financial institutions, each having a notional principal amount of $25,000,000. The Company will receive floating Libor based rates determined quarterly (5.253% at December 31, 1998) and will pay fixed rates of 5.755%, 6.200% and 6.190% under the agreements. The agreements expire in June 1999, June 2001 and June 2001, respectively.

    The Company is exposed to a credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties. The carrying amounts of the interest rate swap agreements approximate fair values at December 31, 1998.

    (B) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities, and loans and advances from affiliates have been omitted because it is not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value materially different from their fair value include:

                                                             DECEMBER 31, 1998            DECEMBER 31, 1997
                                                        ---------------------------  ---------------------------
                                                          CARRYING                     CARRYING
                                                            VALUE       FAIR VALUE       VALUE       FAIR VALUE
                                                        -------------  ------------  -------------  ------------
(1) Financial assets
    Prearranged funeral services......................   $   351,961   $    353,696   $   345,795   $    351,382
    Insurance invested assets.........................       266,661        271,503       305,610        314,096
    Long-term receivables
      Practicable to estimate fair value..............       391,842        399,943       275,866        278,415
      Not practicable.................................        94,546             --       111,416             --

(2) Financial liabilities
    Long-term debt....................................   $ 2,083,491   $  1,856,123   $ 1,564,994   $  1,604,970
    Preferred securities of subsidiary................        75,000         57,938        75,000         81,375

    The fair value determination of prearranged funeral services, insurance invested assets and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value of long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The fair value of long-term debt, subject to floating market rates, approximate their carrying values. The fair value of the preferred securities of a subsidiary is estimated based upon quoted market prices. It is not practicable to determine the fair value of loans and advances from affiliates.

NOTE 12.  SHARE CAPITAL

    (A) AUTHORIZED

    3,000 Common shares with a par value of $0.01

    (B) ISSUED AND OUTSTANDING

                                                                    NUMBER OF SHARES
                                                                                                 STATED VALUE
                                                                  --------------------  ------------------------------
                                                                    1998       1997          1998            1997
                                                                  ---------  ---------  --------------  --------------
Common shares...................................................      1,521      1,455  $           15  $           15
Contributed surplus.............................................                           526,058,352     487,514,320
                                                                                        --------------  --------------
                                                                                        $  526,058,367  $  487,514,335
                                                                                        --------------  --------------
                                                                                        --------------  --------------

    During 1998, the Company issued 66 Common shares to affiliated companies for gross proceeds of $38,544,000. During 1997, the Company issued 247 Common shares to affiliated companies for gross proceeds of $185,250,000.

NOTE 13.  LEGAL CONTINGENCIES

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

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The DUFFY complaint was filed by the same lawyers who filed the complaint in the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

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

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action, and granted the exception of no cause of action as to Count IV, sub-class B. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling. No order granting the suspensive appeal has been signed by the trial court and the matter has not been filed with the Court of Appeal. To date, plaintiffs have taken no further action in connection with this filing.

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

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998. On July 16, 1998, the trial court lifted its previously entered stay

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. The Company has filed an opposition to the application.

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

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp, SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of St. Bernard, State of Louisiana. Plaintiffs seek a class action. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

    Plaintiffs allegedly hold and held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that the defendants failed to provide the funeral services purchased with policies by, among other things, (i) charging them for certain funeral services, including the services of a funeral director and staff, a funeral ceremony, care of the deceased, automotive services and a casket, even though these services were allegedly covered by their policies, and (ii) unjustly enriching themselves through the payment of services allegedly covered under the plaintiffs' policies, and the plaintiffs are therefore entitled to restitution of those payments. Plaintiffs' complaint seeks compensatory and nonpecuniary damages and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages in their complaint.

    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. The federal court subsequently remanded the case to state court. As of the date hereof, no discovery has taken place.

    On January 29, 1999, the state court heard argument on the plaintiffs' motion to compel discovery and the Company's exceptions of venue and RES JUDICATA. On February 3, 1999, the court denied both exceptions and granted the motion to compel discovery, ruling that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar this particular sub-class of potential plaintiffs. On February 26, 1999, the Company filed supervisory writs on these rulings, and requested a stay of the discovery ruling pending a decision on the writ application. On March 1, 1999, the Fourth Circuit Court of Appeals stayed all further legal proceedings and discovery in the trial court and ordered the plaintiffs to

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
respond to the Company's writ application on an expedited basis. The Fourth Circuit granted the Company's writ application on March 25, 1999, finding that under the RES JUDICATA doctrine as stated in the Fourth Circuit's DUFFY decision, relitigation of the plaintiffs' class action claims was forever barred in Louisiana courts by denial of the class certification in the FELDHEIM case. Accordingly, the Fourth Circuit reversed the trial court's denial of the Company's RES JUDICATA exception, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. It also remanded the case to the trial court for a hearing on the plaintiffs' motion to compel discovery, but it instructed that any discovery requests that are not related to the individual plaintiffs' claims should be denied.

    On March 29, 1999 the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. The Company intends to file an opposition to the application.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

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

SECURITIES CLASS ACTIONS

    Since December 1998 Loewen has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Loewen common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. The Company and Loewen Group Capital, L.P. are named as defendants in two suits (with Loewen, the "Loewen Defendants"). The plaintiffs in the two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

    The complaints generally make allegations concerning, among other things, Loewen's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidation all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New York have filed a written stipulation with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has not ruled. By agreement, the Loewen Defendants' responses to all complaints currently are due by April 26, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. LOEWEN GROUP, INC. ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. V. RAYMOND L. LOEWEN ET AL. 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND L. LOEWEN ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL., No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN V. THE LOEWEN GROUP INC. (the COHEN suit was filed on behalf of purchasers of MIPS), ET AL.; CV 99 553; COLLINS V. THE LOEWEN GROUP INC., ET AL., CV 99 261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC. ET AL., CV 99 443; GERSH V. THE LOEWEN GROUP INC., CV 98 7983; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., CV 99 164; HARRIS V. THE LOEWEN GROUP INC., ET AL., CV 99 153; and SALEM V. THE LOEWEN GROUP INC., ET AL., CV 99 351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. Plaintiffs have filed a stipulated motion seeking the appointment of the City of Philadelphia Board of Pensions as lead plaintiff. The Parent Company anticipates that all of the Pennsylvania cases will be consolidated and that, when and if transferred, the New York cases will also be consolidated. It is expected that the lead plaintiff will, when appointed, file a Consolidated and Amended Complaint, to which the defendants will be required to respond.

    Additional class action complaints containing similar allegations may be filed in the future.

    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Parent Company's or the Company's consolidated financial statements.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Parent Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs,

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Parent Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial date has been set for July 12, 1999.

    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

FLANAGAN

    On December 7, 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against Loewen and the Company. To date, only the Company has been served with the complaint. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    The complaint alleges that the defendants breached an express warranty contained in the Share Purchase Agreement dated July 17, 1995, between the Company and Ms. Flanagan, her husband John Flanagan (now deceased) and the Flanagan Family Trust. The Share Purchase Agreement was made in connection with the Company's purchase of the Flanagans' mausoleum and mortuary business in exchange for approximately $2,000,000 in cash and $7,800,000 of Loewen stock. The Loewen stock was valued at $36.00 per share at the time of the transaction. Ms. Flanagan alleges that the Company knew of claims, suits or other actions which would materially and adversely affect the financial condition of the Parent Company, yet made false statements to the contrary in the Share Purchase Agreement. Ms. Flanagan alleges that two lawsuits pending at the time of the Share Purchase Agreement did eventually have a material adverse impact on the financial condition of the Parent Company and the value of the stock received by Ms. Flanagan in connection with the Share Purchase Agreement.

    Ms. Flanagan's complaint also contains causes of action for breach of contract in connection with the Share Purchase Agreement and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. This amount is based on her claim that the shares she received were represented to have a value of $7,800,000 million at the time of the agreement, and at the time the complaint was filed those shares had a value that was approximately one third of the original represented value. Her claimed damages may change as the price of the Parent Company's common shares fluctuates. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  LEGAL CONTINGENCIES (CONTINUED)
indemnity provision contained in the Share Purchase Agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that, pursuant to the Agreement, the Company has the option to purchase for a specified price pursuant to the Share Purchase Agreement.

    The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in the Parent Company's or the Company's consolidated financial statements.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 14.  RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $31,000,000 ($19,800,000 after tax), for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19,000,000 related to the severance of approximately 523 employees in operating locations where consolidation and clustering synergies were not being achieved, $7,500,000 associated with the closure of the Company's Covington, Kentucky corporate office and $4,100,000 of asset write-downs related to realignment or elimination of under-performing locations.

    Actual severance paid, including to the Covington office employees, at December 31, 1997 was $15,800,000. The remaining liability for severance of $4,800,000 primarily relates to benefit or salary continuance arrangements and was fully extinguished in 1998.

NOTE 15.  IMPAIRMENT OF LONG-LIVED ASSETS

    Due to severe liquidity constraints and the need to generate cash in late 1998, the Company identified certain properties which it would consider selling at their fair value.

    On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $154,000,000 (see Notes 1 and 24). A smaller group is considered probable for sale.

    The Company has recorded a pre-tax impairment loss of $301,605,000 in 1998 on individual properties contained in the above groups. In calculating the impairment loss, the Company has used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The impairment loss has reduced cemetery property by $295,957,000, property and equipment by $2,284,000 and names and reputations by $3,364,000. The impairment loss is based on management estimates and as a result, actual results could differ significantly from these estimates.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 15. IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    During 1997, the Company recorded a charge to general and administrative expenses for an impairment loss of $11,600,000, of which $5,400,000 was non-cash, related to a write down of certain under-performing assets. The impaired assets included $9,400,000 related to the termination of non-competition agreements in markets where restrictive covenants no longer have value to the Company and $2,200,000 of fixed assets and software costs related to the streamlining of general and administrative functions and the change in the Company's operating strategy.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    At December 31, 1998, the Company was committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                                   TOTAL
                                                                 ---------
1999...........................................................  $  16,099
2000...........................................................     12,872
2001...........................................................     10,161
2002...........................................................      9,396
2003...........................................................      7,510
Thereafter.....................................................     42,360

    Total rent expense for each of the years in the three year period ended December 31, 1998 was $13,462,000, $15,258,000 and $11,144,000, respectively

    (B) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. At December 31, 1998, the agreements in place will result in future payments in the following approximate amounts:

                                                                   TOTAL
                                                                 ---------
1999...........................................................  $  13,806
2000...........................................................     14,472
2001...........................................................     11,636
2002...........................................................     10,560
2003...........................................................      8,928
Thereafter.....................................................     28,416

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (C) MANAGEMENT EQUITY INVESTMENT PLAN GUARANTEE

    The Company has guaranteed indebtedness of participants of the 1994 Management Equity Investment Plan totaling approximately $3,700,000 (1997 -- $3,500,000). The guarantee exists until the termination of the Management Equity Investment Plan on July 15, 2001.

    (D) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to and after acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price. On a continuing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

    (e) CONTINGENCY RELATED TO POTENTIAL SALE OF ADDITIONAL PROPERTIES

    The Company has identified and is implementing strategies that will generate cash flow and improve its financial position. Such strategies include further asset sales, such as the sale of 124 cemeteries and three funeral homes completed on March 31, 1999 for gross proceeds of $154,000,000. The Company has a smaller group of properties which is also considered probable for sale. The Company has recorded a pre-tax impairment loss of $301,605,000 in 1998 on individual properties contained in the above groups.

    Although the Company intends to consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    (f) CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    The Company has identified and accrued for contingent losses arising from the exercise of the Put/Call Agreements in connection with its investments in Prime and Rose Hills (see Note 5).

    (g) CONTINGENCY RELATED TO PATS SENIOR NOTES

    The PATS senior notes aggregating $300,000,000 are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. The trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to refund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. If the put option is exercised, the Company is obligated to pay the trust for any loss with respect of an interest rate option based on a 10 year U.S. treasury rate of 6.05% on October 1, 1999. At December 31,

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
1998, the option value was $29,300,000. The option value will change based on changes in the 10 year U.S. treasury rate.

NOTE 17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

NOTE 18.  RETIREMENT PLAN

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

    The total expense for the retirement plan for the three years ended December 31, 1998 was $2,622,000, $2,356,000 and $1,802,000, respectively.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  INCOME TAXES

    (A) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                                  1998         1997           1996
                                                                                ---------  -------------  -------------
                                                                                           (RESTATED --   (RESTATED --
                                                                                              NOTE 3)        NOTE 3)
                                                                                    %            %              %
Combined United States federal and state income tax rate......................      (40.0)       (40.0)          44.6
Non-deductible amortization of goodwill arising from acquisitions.............        0.8          3.9           41.7
Non-deductible costs of hostile takeover proposal.............................         --           --           47.3
Non-deductible restructuring and other charges................................        0.1          0.6             --
Change in valuation allowance on future tax assets............................       15.5          7.8           13.8
Other.........................................................................        1.9          5.2          (13.7)
                                                                                ---------        -----          -----
                                                                                    (21.7)       (22.5)         133.7
                                                                                ---------        -----          -----
                                                                                ---------        -----          -----

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 19.  INCOME TAXES (CONTINUED)
    (B) FUTURE TAX ASSETS AND LIABILITIES

                                                                                        1998            1997
                                                                                     -----------  ----------------
                                                                                                    (RESTATED --
                                                                                                      NOTE 3)
Future tax liabilities
  Long-term receivables............................................................  $    62,563    $     18,564
  Cemetery property................................................................      303,145         372,676
  Property and equipment...........................................................       54,149          53,901
  Investments......................................................................           --           4,264
  Insurance policy liabilities.....................................................       18,905           7,814
  Other............................................................................       14,535           5,358
                                                                                     -----------  ----------------
Total future tax liabilities.......................................................      453,297         462,577
                                                                                     -----------  ----------------

Future tax assets
  Accounts payable and accrued liabilities.........................................  $    16,206    $      8,312
  Cemetery long-term liabilities...................................................       34,649          34,672
  Legal settlements................................................................       15,517          15,911
  Insurance assets.................................................................       15,149           3,517
  Interest.........................................................................      150,614          82,349
  Unrealized losses on investments in Prime and Rose Hills.........................      101,842              --
  Deferred costs related to prearranged funeral services...........................        7,198           7,691
  Operating loss carryforwards.....................................................       41,795          14,564
  Other............................................................................       16,647           9,432
                                                                                     -----------  ----------------
  Total future tax assets before valuation allowance...............................      399,617         176,448

  Valuation allowance..............................................................     (137,603)        (11,418)
                                                                                     -----------  ----------------
  Total future tax assets after valuation allowance................................      262,014         165,030
                                                                                     -----------  ----------------

  Net future tax liabilities.......................................................  $   191,283    $    297,547
                                                                                     -----------  ----------------
                                                                                     -----------  ----------------

    Although realization of the Company's deferred tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets. The extent of valuation allowance required would likely be adversely affected by future sales of subsidiaries. It is reasonably possible that these estimates could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income. During the year ended December 31, 1998, the Company increased its valuation allowance by approximately $126,185,000 (1997 -- $7,919,000).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flow:

                                                      1998        1997         1996
                                                    ---------  ----------   ----------
                                                               (RESTATED    (RESTATED
                                                               -- NOTE 3)   -- NOTE 3)
(Increase) decrease in assets
  Receivables, net of allowances..................  $  20,279  $    8,945   $  (32,536)
  Inventories.....................................        565        (689)      (2,400)
  Prepaid expenses................................      1,771       1,627       (3,246)
  Amounts receivable from cemetery merchandise
    trusts........................................    (98,114)    (89,893)      (6,703)
  Installment contracts, net of allowances........   (119,759)   (143,599)     (62,900)
  Cemetery property...............................    (47,286)    (31,045)      13,922
  Deferred charges................................    (30,520)    (39,668)     (27,253)
  Other assets....................................     11,193      (9,467)     (16,051)
Increase (decrease) in liabilities
  Accrued settlements.............................         --          --      (53,000)
  Accounts payable and accrued liabilities........      9,684      40,232       17,755
  Other liabilities...............................      8,597      10,900          112
  Cemetery long-term liabilities..................    (15,448)     19,261          619
  Insurance policy liabilities....................     22,935       5,786          747
Other changes in non-cash balances................     12,946      (1,914)       5,430
                                                    ---------  ----------   ----------
                                                    $(223,157) $ (229,524)  $ (165,504)
                                                    ---------  ----------   ----------
                                                    ---------  ----------   ----------
Supplemental information
  Interest paid...................................  $ 160,012  $   88,796   $   78,800
  Taxes paid......................................         80      33,067        9,965
  Bad debt expense................................     82,333      52,635       27,731

Non-cash investing and financing activities
  Non-cash debt and share consideration on
    acquisitions..................................     21,623      58,068       62,711
  Note receivable from sale of subsidiary.........         --      15,725           --
  Increases in loans and advances from affiliates
    and debt arising from legal settlements.......         --          --      111,800
  Properties contributed to Rose Hills including
    unrealized gain thereon.......................         --          --       23,000
  Exchange of common and preferred shares of Prime
    and Rose Hills for shares of 4103
    Investments...................................         --     138,255           --
  Increases in loans and advances from affiliates
    in consideration for share issuances..........     38,544     185,250      175,069

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts as at December 31, is as follows:

                                                                 1998        1997
                                                              ----------  -----------
                                                                           (RESTATED
                                                                          -- NOTE 3)
Receivables, net of allowances
  Trade accounts............................................  $   46,593  $    87,402
  Installment contracts.....................................      50,001       40,825
  Other.....................................................      55,450       69,602
  Unearned finance income...................................      (7,884)      (4,846)
  Allowances for contract cancellations and doubtful
    accounts................................................     (29,669)     (23,225)
                                                              ----------  -----------
                                                              $  114,491  $   169,758
                                                              ----------  -----------
                                                              ----------  -----------
Long-term receivables, net of allowances
  Notes receivable..........................................  $   11,942  $    12,547
  Amounts receivable from cemetery merchandise trusts.......     392,000      297,688
  Installment contracts.....................................     116,973       95,512
  Unearned finance income...................................     (19,147)     (11,505)
  Allowances for contract cancellations and doubtful
    accounts................................................     (15,380)      (6,960)
                                                              ----------  -----------
                                                              $  486,388  $   387,282
                                                              ----------  -----------
                                                              ----------  -----------
Cemetery property
  Developed land and lawn crypts............................  $  206,743  $   189,177
  Undeveloped land..........................................     889,257    1,042,885
  Mausoleums................................................     130,358       76,066
                                                              ----------  -----------
                                                              $1,226,358  $ 1,308,128
                                                              ----------  -----------
                                                              ----------  -----------
Property and equipment
  Land......................................................  $  145,674  $   146,681
  Buildings and improvements................................     479,097      431,342
  Automobiles...............................................      69,346       65,875
  Furniture, fixtures and equipment.........................     132,775      117,164
  Computer hardware and software............................      26,510       20,342
  Leasehold improvements....................................      13,818       12,405
  Accumulated depreciation and amortization.................    (154,225)    (114,590)
                                                              ----------  -----------
                                                              $  712,995  $   679,219
                                                              ----------  -----------
                                                              ----------  -----------
Names and reputations
  Names and reputations.....................................  $  698,009  $   598,819
  Covenants not to compete..................................      81,070       70,933
  Accumulated amortization..................................    (100,503)     (71,063)
                                                              ----------  -----------
                                                              $  678,576  $   598,689
                                                              ----------  -----------
                                                              ----------  -----------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                 1998        1997
                                                              ----------  -----------
                                                                           (RESTATED
                                                                          -- NOTE 3)
Other assets
  Deferred debt issue costs.................................  $   21,137  $    29,201
  Deferred direct obtaining costs...........................      97,254       79,846
  Cemetery management contracts.............................      13,413           --
  Other.....................................................      19,512       47,302
                                                              ----------  -----------
                                                              $  151,316  $   156,349
                                                              ----------  -----------
                                                              ----------  -----------
Accounts payable and accrued liabilities
  Trade payables............................................  $   38,852  $    35,900
  Interest..................................................      34,727       34,689
  Insurance, property and business taxes....................       5,593        6,059
  Other.....................................................      71,240       62,315
                                                              ----------  -----------
                                                              $  150,412  $   138,963
                                                              ----------  -----------
                                                              ----------  -----------
Other liabilities
  Cemetery long-term liabilities............................  $  202,267  $   212,958
  Accrual for contingent loss (Note 5(b) and (c))...........     155,338           --
  Covenants not to compete..................................      20,540       17,734
  Regional partnership liabilities..........................       9,836       12,149
  Participants' deposits in MEIP............................       5,120        5,508
  Other.....................................................      21,218       11,039
                                                              ----------  -----------
                                                              $  414,319  $   259,388
                                                              ----------  -----------
                                                              ----------  -----------

NOTE 22.  SEGMENTED INFORMATION

    The Company has adopted Section 1701, Segment Disclosures, of the Handbook of the Canadian Institute of Chartered Accountants, which changes the way the Company reports information about its operating segments. The information in 1997 and 1996 has been restated to conform to the 1998 presentation.

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. All of the Company's operations are located in the United States.

    The funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. In addition to providing at-need funeral services, the Company provides advance funeral planning services to it customers.

    The cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 22.  SEGMENTED INFORMATION (CONTINUED)
mausoleum crypts), the opening and closing of graves and cremation services. The majority of cemetery revenue is from pre-need sales.

    The insurance companies sell a variety of life insurance products, primarily to fund funeral services purchased through a pre-need arrangement. The funeral home companies sell insurance contracts on behalf of the Company's insurance operations for which they receive commission revenue. In 1998, the inter-company commissions amounted to $3,717,000 and were eliminated in the Company's consolidated financial statements.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                                   FUNERAL       CEMETERY    INSURANCE     OTHER     CONSOLIDATED
                                                 ------------  ------------  ----------  ----------  ------------
Revenue earned from external sales
  1998.........................................  $    559,217  $    416,823  $   96,516  $       --   $1,072,556
  1997.........................................       536,926       408,196      89,977          --    1,035,099
  1996.........................................       489,571       277,881      71,900          --      839,352
Earnings (loss) from operations
  1998.........................................  $    113,608  $   (262,366) $   16,472  $  (84,802)  $ (217,088)
  1997.........................................       126,865        70,709      16,508     (93,460)     120,622
  1996.........................................       135,864        68,399      17,151     (41,892)     179,522
Investment revenue (included in earnings (loss)
  from operations)
  1998.........................................  $      3,197  $     33,602  $   21,351  $    1,590   $   59,740
  1997.........................................         5,354        28,647      23,518         275       57,794
  1996.........................................         3,156        15,379      16,615       1,038       36,188
Depreciation and amortization
  1998.........................................  $     56,146  $     10,668  $       31  $    9,380   $   76,225
  1997.........................................        45,531         7,391          36       3,400       56,358
  1996.........................................        40,022         3,987          40       1,675       45,724
Total assets
  1998.........................................  $  1,790,679  $  1,923,540  $  276,098  $  150,197   $4,140,514
  1997.........................................     1,734,321     1,850,223     331,754     294,049    4,210,347
  1996.........................................     1,486,514     1,259,821     311,406     250,637    3,308,378
Capital expenditures
  1998.........................................  $     64,845  $     25,574  $      420  $    3,448   $   94,287
  1997.........................................        83,381        52,893         208       6,807      143,289
  1996.........................................       116,676        36,187       1,274       9,828      163,965

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 22.  SEGMENTED INFORMATION (CONTINUED)

    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  ----------
Earnings (loss) from operations of funeral, cemetery and insurance segments..................................................................  $  (132,286) $  214,082  $  221,414
Other expenses of operations:
  General and administrative expenses.......................................      (74,846)    (58,252)    (40,217)
  Restructuring costs.......................................................           --     (30,922)         --
  Depreciation and amortization.............................................       (9,380)     (3,400)     (1,675)
  Other.....................................................................         (576)       (886)         --
                                                                              -----------  ----------  ----------
                                                                                  (84,802)    (93,460)    (41,892)
                                                                              -----------  ----------  ----------
Total earnings (loss) from operations.......................................  $  (217,088) $  120,622  $  179,522
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Total assets of funeral, cemetery and insurance segments................  $  3,990,317  $  3,916,298  $  3,057,741
"Other" assets includes:
  Cash..................................................................        52,007         1,884        (1,187)
  Receivables...........................................................        16,233        41,359        17,927
  Prepaid expenses......................................................         2,362         1,472         3,713
  Long-term receivables, net of allowance...............................         7,696         3,957         2,217
  Investments...........................................................        30,245       184,723       170,245
  Property and equipment................................................        13,338        19,240        11,420
  Names and reputations.................................................         4,358         4,766         5,174
  Deferred debt issue costs.............................................        21,137        29,201        31,588
  Other.................................................................         2,821         7,447         9,540
                                                                          ------------  ------------  ------------
                                                                               150,197       294,049       250,637
                                                                          ------------  ------------  ------------
  Total assets..........................................................  $  4,140,514  $  4,210,347  $  3,308,378
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

NOTE 23.  RELATED PARTY TRANSACTIONS

    During 1998, the Company entered into agreements, through a series of transactions, to sell cemetery installment contract receivables to an affiliate of the Company for approximately $112,861,000 resulting in a loss of $11,189,000, and funeral home contract receivables for $23,674,000 resulting in a loss of $1,903,000.

    During 1997, the Company entered into agreements, through a series of transactions, to sell cemetery installment contract receivables to an affiliate of the Company for approximately $185,179,000 (1996-- $57,483,000) resulting in a loss of $22,066,000 (1996--$5,225,000).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 23.  RELATED PARTY TRANSACTIONS (CONTINUED)
    For the year ended December 31, 1998, the Company paid management fees to the Parent Company of $23,264,000 (1997 -- $18,961,000; 1996 -- $15,884,000).

    During the year ended December 31, 1997, the Company paid approximately $10,800,000 for insurance and other services to a related company. There were no such expenditures in 1998.

    During 1996, as part of the normal course of operations, the Company chartered a jet aircraft, a motor vessel and a helicopter at competitive rates from companies owned or controlled by the former Chairman of the Company. The total costs of the related party charters amounted to $605,110. In 1996, the Company purchased all of the shares of 476822 B.C. Ltd., which owned the motor vessel, for an effective purchase price of Cdn. $7,860,000. The motor vessel was sold in 1999 (see Note 24). In addition, in 1996 a company owned by the former Chairman of the Company sold the jet aircraft and helicopter to a third party. Subsequently, the Company has leased the jet aircraft and helicopter from the third party at commercially reasonable terms.

    As part of the acquisition of Osiris Holding Corporation ("Osiris"), the Company has recorded $14,947,000 as a long-term liability which is the present value of the total remaining contingent payments of approximately $17,100,000. The Company expected to pay the balance over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. Subsequent to year end the two officers of the Company entered into an agreement with the Company to purchase a number of cemeteries and funeral homes and ended their association with the Company. The balance of the contingency payment was reclassified to current liabilities as the remaining balance was agreed to be paid out of the proceeds of the sale in 1999 (see Note 24).

    In addition, as part of the acquisition of Shipper Management ("Shipper"), the Company has recorded $4,838,000 as a long-term liability, representing the present value of total remaining contingent payments, payable through 2001, to the former shareholders of Shipper, one of whom is an officer of the Company.

    At December 31, 1998, Company officers, directors and employees were indebted to the Company for approximately $10,400,000 (1997 -- $9,000,000).

NOTE 24.  SUBSEQUENT EVENTS

    In Febuary, 1999 the Parent Company sold the motor vessel for proceeds of $4,000,000. The Parent Company recorded an impairment loss of $1,000,000 on the motor vessel in 1998.

    On March 8, 1999, the Company deferred payment of the dividends on the Company's Cumulative Monthly Income Preferred Securities, Series "A".

    On March 31, 1999, the Company completed the sale of 124 cemeteries and three funeral homes to an investor group led by McCown De Leeuw & Co., a private investment firm. The Company received gross proceeds of $154,000,000. The investor group included two former officers of the Company. The Company has recorded a pre-tax impairment loss of $301,605,000 in 1998 on individual properties contained in the above groups.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 24.  SUBSEQUENT EVENTS (CONTINUED)
    On March 31, 1999, the Company completed negotiations with certain lenders resulting in revised lending agreements, including waivers of certain financial covenants at December 31, 1998. As a result, the Company has not had an event of default of certain covenants in its Credit Agreements.

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (a) LOSS

                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------
Loss in accordance with Canadian GAAP.........................................  $  (635,912) $  (78,750) $  (3,107)
Less effects of differences in accounting for:
  Factoring transactions (d)..................................................          604      12,314         --
  Insurance operations (e)....................................................        2,833       1,701     (1,440)
  Cost of start-up activities (h).............................................        2,302          --         --
                                                                                -----------  ----------  ---------
Loss before cumulative effect of a change in accounting principle.............     (630,173)    (64,735)    (4,547)
Cumulative effect of adopting SOP 98-5 as of January 1, 1998..................       (3,940)         --         --
                                                                                -----------  ----------  ---------
Loss in accordance with United States GAAP....................................     (634,113)    (64,735)    (4,547)

Other comprehensive income....................................................
  Foreign currency translations...............................................       (7,968)         --         --
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising during the period, net of deferred tax
      expense of $8,354, $5,992, and $1,222, respectively.....................       10,211       7,323      1,494
    Less: reclassification adjustment for gains included in net income........       (8,486)     (3,044)      (561)
                                                                                -----------  ----------  ---------
Comprehensive income (loss) in accordance with United States GAAP.............  $  (640,356) $  (60,456) $  (3,614)
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                              DECEMBER 31, 1998           DECEMBER 31, 1997
                                                          --------------------------  --------------------------
                                                            CANADIAN       UNITED       CANADIAN       UNITED
                                                              GAAP      STATES GAAP       GAAP      STATES GAAP
                                                          ------------  ------------  ------------  ------------
                                                                                      (RESTATED --
                                                                                        NOTE 3)
Assets
  Receivables, net of allowances........................  $    114,491   $  200,078   $    169,758   $  229,314
  Long-term receivables, net of allowances..............       486,388      633,951        387,282      528,015
  Insurance invested assets.............................       266,661      270,809        305,610      312,073
  Other assets..........................................       151,316      176,984        156,349      181,556

Liabilities and Shareholders' Equity
  Loans and advances from affiliates, current portion...       227,841      288,824             --       53,399
  Loans and advances from affiliates....................       784,369      926,666      1,013,914    1,138,511
  Other liabilities.....................................       414,319      409,392        259,388      257,128
  Insurance policy liabilities..........................       166,920      196,230        214,492      240,750
  Future income tax liabilities.........................       191,283      205,275        297,547      309,725
  Share capital.........................................       526,058      527,732        487,514      489,188
  Deficit...............................................      (823,172)    (810,472)      (187,260)    (176,359)
  Accumulated other comprehensive income
    Unrealized gains on securities available for sale,
      net of tax........................................            --        6,937             --        5,212

    (c) INSURANCE OPERATIONS

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

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    INSURANCE POLICY LIABILITIES

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

    (d) SALES OF RECEIVABLES

    The Company adopted Financial Accounting Standard No. 125 ("FAS 125"), "Accounting for Transfers and Servicing of Financial Assets", for transfers of financial assets after December 31, 1996. Under FAS 125, the Company does not recognize the sales of receivables until the transferred receivables are put beyond the reach of the Company's creditors. The Company's cemetery installment contract receivables have been sold to an affiliate whose capital stock is pledged as collateral for the benefit of the Company's senior lenders, see Note
9. Accordingly, for United States GAAP purposes, the Company continues to carry the transferred receivables on its financial statements, the proceeds from the sales of receivables have been reflected in loans and advances from affiliates and the related losses are deferred and recognized as interest expense over the life of the loan.

    (e) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standard No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under United States GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $30,582,000 at December 31, 1998 (1997 -- $69,243,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1998, the Company had no securities classified as trading (1997 -- $1,380,000). All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $619,913,000 at December 31, 1998 (1997 -- $496,922,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as accumulated other comprehensive income, a separate component of stockholders' equity. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (f) ACCOUNTING FOR JOINT VENTURE

    Beginning in November 1998, the Company proportionately consolidates, for Canadian GAAP purposes, its investment in 4103 Investments, which is a joint venture. Under United States GAAP, the investment in 4103 Investments is recorded under the equity method.

    (g) STOCK-BASED COMPENSATION

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

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", for United States GAAP purposes.

    The Company continues to record compensation expense for United States GAAP purposes following the intrinsic value principles of APB 25 for Accounting for Stock Issued to Employees in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings (loss) under United States GAAP would have been charged an additional $2,133,000 for the year ended December 31, 1998 (1997 -- $2,756,000,
1996 -- $2,828,000).

    For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield nil (1997 -- 0.5%, 1996 -- 0.5%), expected volatility 29% (1997 -- 24%, 1996 -- 24%), United States risk-free interest rates 5.11% (1997 -- 5.89%, 1996 -- 5.57%) and expected average option term of 3.4 years (1997 -- 4.6 years, 1996 -- 2.9 years). The weighted average fair value of the options granted is $6.41(1997 -- $8.92, 1996 -- $6.25) per option.

    (h) REPORTING ON THE COSTS OF START-UP ACTIVITIES

    The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") on April 3, 1998, to be effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that the costs of start-up activities, including organization costs, should be expensed as incurred. The Company has elected early adoption of SOP 98-5 to be effective for the year ended December 31, 1998. Pursuant to SOP 98-5, the Company has written off the unamortized costs of start-up activities, which are contained in other assets, as a change in accounting principle.

    SOP 98-5 was adopted in the fourth quarter of 1998, and was effective January 1, 1998. The effect on the loss for the year ended December 31, 1998 would be a decrease of $3,940,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 25.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (i) ADVERTISING COSTS

    Advertising costs were $8,796,000 for the year ended December 31, 1998 (1997 -- $7,896,000; 1996 -- $6,796,000).

    (j) RECENT ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    Management has not determined the impact of this recent accounting standard on its consolidated financial statements.

NOTE 26.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Neweol Investments Ltd.

    We have audited the consolidated balance sheets of Neweol Investments Ltd., as defined in Note 2 to the financial statements, as at December 31, 1998 and 1997 and the consolidated statements of operations, comprehensive income and retained earnings (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Neweol Investments Ltd. as at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

April 12, 1999

    COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated April 12, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada
April 12, 1999

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
ASSETS
Current assets
  Cash................................................................................  $        916  $        181
  Accounts receivable, net of allowances..............................................        23,708            --
  Installment contract receivables, net of allowances.................................        57,959        61,549
  Note receivable from affiliate......................................................        39,938            --
                                                                                        ------------  ------------
                                                                                             122,521        61,730

Long-term installment contract receivables, net of allowances.........................       135,076       143,420
Investments...........................................................................            --        13,358
Investment in affiliate...............................................................            --        47,441
Notes receivable from affiliates......................................................       170,976     1,032,516
Due from affiliates...................................................................         5,186           387
Due from Parent Company...............................................................        37,830            --
Deferred income taxes.................................................................        12,003            --
Other assets..........................................................................           558         1,244
                                                                                        ------------  ------------
                                                                                        $    484,150  $  1,300,096
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness................................................................  $     66,222  $         --
  Accounts payable and accrued liabilities............................................         4,365         3,444
  Due to affiliates...................................................................         2,894         7,868
                                                                                        ------------  ------------
                                                                                              73,481        11,312

Note payable..........................................................................         5,756         2,517
Due to Parent Company.................................................................            --         3,701
Accrued equity loss in associated company.............................................        43,987            --
Minority interest and redeemable shares of subsidiary.................................         9,422        21,999

Shareholders' equity
  Capital stock, no par value, 1,000,000,000 shares authorized, 267,706 shares issued
    and outstanding (1997 -- 264,839).................................................     1,190,576     1,177,787
  Retained earnings (deficit).........................................................      (838,476)       82,660
  Accumulated other comprehensive income:
    Foreign currency translation adjustment...........................................          (596)          120
                                                                                        ------------  ------------
                                                                                             351,504     1,260,567
                                                                                        ------------  ------------
                                                                                        $    484,150  $  1,300,096
                                                                                        ------------  ------------
                                                                                        ------------  ------------
FINANCIAL CONDITION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 15 AND 17)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

                     CONSOLIDATED STATEMENTS OF OPERATIONS,
              COMPREHENSIVE INCOME AND RETAINED EARNINGS (DEFICIT)

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------
Revenue
  Interest income from affiliates.............................................  $   120,398  $   99,145  $  59,403
  Revenue earned from purchased receivables...................................       26,690       7,384        979
  Other revenue...............................................................           --         807      1,900
                                                                                -----------  ----------  ---------
                                                                                    147,088     107,336     62,282
Expenses
  General and administrative..................................................        6,621       2,709      1,513
  Contract cancellation and bad debt expense..................................       35,213          --         --
  Interest expense............................................................        1,354          --         --
  Impairment loss on notes receivable from affiliate..........................      837,790          --         --
                                                                                -----------  ----------  ---------
Earnings (loss) before income tax expense and undernoted items................     (733,890)    104,627     60,769
Income taxes
  Current.....................................................................        6,727       6,070      6,633
  Deferred....................................................................      (12,003)         --         --
                                                                                -----------  ----------  ---------
                                                                                     (5,276)      6,070      6,633
                                                                                -----------  ----------  ---------
                                                                                   (728,614)     98,557     54,136
Equity in earnings (losses) of associated companies...........................      (91,428)     (9,129)     1,650
Minority interest.............................................................         (212)     (5,202)    (6,366)
                                                                                -----------  ----------  ---------
Net earnings (loss)...........................................................  $  (820,254) $   84,226  $  49,420
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

Other comprehensive income, net of tax:
  Net earnings (loss).........................................................  $  (820,254) $   84,226  $  49,420
  Foreign currency translation................................................          596        (120)    (5,573)
                                                                                -----------  ----------  ---------
Comprehensive income (loss)...................................................  $  (819,658) $   84,106  $  43,847
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

Retained earnings, beginning of period........................................  $    82,660  $   54,163  $  10,415
Net earnings (loss)...........................................................     (820,254)     84,226     49,420
Dividends on common shares....................................................     (100,882)    (53,669)        --
Dividends on redeemable preferred shares......................................           --      (2,060)    (5,672)
                                                                                -----------  ----------  ---------
Retained earnings (deficit), end of period....................................  $  (838,476) $   82,660  $  54,163
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss)......................................................  $  (820,254) $    84,226  $    49,420
  Items not affecting cash
    Minority interest......................................................          212        5,202        6,366
    Deferred income taxes..................................................      (12,003)          --           --
    Impairment loss on notes receivable from affiliate.....................      837,790           --           --
    Equity in losses (earnings) of associated companies....................       91,428        9,129       (1,650)
  Collections of purchased receivables from affiliate......................       91,188           --           --
  Net changes in other non-cash balances...................................       14,737       (5,614)       9,280
                                                                             -----------  -----------  -----------
                                                                                 203,098       92,943       63,416
                                                                             -----------  -----------  -----------
Investing
  Loans to affiliate.......................................................     (154,658)    (474,853)    (251,171)
  Repayments of notes receivable from affiliate............................      138,469      142,763       36,091
  Purchase of receivables from affiliate...................................     (117,036)    (177,748)     (57,483)
  Investments..............................................................           --       (9,732)      (2,212)
  Investment in affiliate..................................................          387      (24,473)          --
  Advances to affiliates...................................................       (5,529)          --           --
                                                                             -----------  -----------  -----------
                                                                                (138,367)    (544,043)    (274,775)
                                                                             -----------  -----------  -----------
Financing
  Capital contributions from Parent Company................................           --      431,805       40,792
  Advances from Parent Company.............................................           --       16,267      190,130
  Repayment of advances from Parent Company................................      (35,092)          --      (19,673)
  Advances on note payable.................................................       71,654           --           --
  Repayments on note payable...............................................       (5,432)          --           --
  Common share dividends...................................................      (95,126)          --           --
  Increase in minority interest............................................           --        3,126           --
                                                                             -----------  -----------  -----------
                                                                                 (63,996)     451,198      211,249
                                                                             -----------  -----------  -----------
Increase in cash during the year...........................................          735           98         (110)
Cash, beginning of year....................................................          181           83          193
                                                                             -----------  -----------  -----------
Cash, end of year..........................................................  $       916  $       181  $        83
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 1.  FINANCIAL CONDITION

BASIS OF PRESENTATION

    These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis of presentation assumes that Neweol Investments Ltd. ("the Company") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which cast doubt upon the validity of this assumption.

    During the year, the Company incurred a loss of $820,254,000 primarily the result of the impairment loss on notes receivable from its affiliate Loewen Group International, Inc. ("LGII") and an accrual of the equity in LGII's loss in excess of the Company's investment.

    There is substantial doubt about the appropriateness of the use of the going concern assumption because of uncertainty as regards The Loewen Group Inc.'s ("Parent Company") and LGII's financial condition due to both a significant net loss and negative cash flow experienced in 1998. There is also uncertainty as to LGII's ability to refinance its pass-through asset trust senior guaranteed notes ("PATS senior notes") which may be redeemed on October 1, 1999 and which require refinancing on terms satisfactory to certain of the Parent Company's and LGII's lenders by September 15, 1999 under the terms of certain of the Parent Company's and LGII's debt agreements. The shares held by the Parent Company of its subsidiaries are pledged under a collateral trust arrangement as collateral for among other debt, the PATS senior notes.

    The Company is economically dependent upon its Parent Company and its subsidiaries. The ability of the Company to continue as a going concern and to realize the carrying value of their assets and discharge their liabilities when due is dependent on the successful completion of actions that the Parent Company and its subsidiaries have taken or plan to take which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption. However, there is no certainty that the actions or other strategies carried out by the Parent Company and its subsidiaries will be sufficient to permit the Company to continue.

    The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Neweol Investments Ltd. was incorporated on November 6, 1992 under the federal laws of Canada and continued on June 3, 1993 under the laws of the Province of British Columbia as a wholly owned subsidiary of the Parent Company. The principal activities of the Company are to provide financing to and hold investments in other subsidiaries of the Parent Company ("affiliates").

    The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from those estimates.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements exclude certain subsidiaries of the Company which were transferred to an affiliate in a reorganization that was effective July 19 and August 13, 1996 and accordingly are not intended to be a complete presentation of the historical consolidated financial position, results of operations, and cash flows of the Company. To the extent interests in those subsidiaries were not transferred as a result of the reorganization, such interests are reflected in the accompanying financial statements.

    These consolidated financial statements include the following principal subsidiaries: Loewen Luxembourg (No. 1) S.A., 4166 Investments Ltd., their subsidiaries and predecessors and Neweol's equity investment in its affiliate LGII. All subsidiaries are wholly owned at December 31, 1998, except for redeemable shares of a subsidiary which are held by an affiliate.

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

    The Company has no operations independent of those carried on by its subsidiaries. The Company is dependent on future remittances from its subsidiaries or capital contributions from its Parent Company to satisfy its obligations, primarily all of which are to affiliates.

REVENUE EARNED FROM PURCHASED ACCOUNTS RECEIVABLE

    Unearned finance income and unamortized purchase discount, representing the financing cost to the affiliates, are established at the time of the purchase. Unearned finance income and unamortized purchase discount are recognized as revenue earned from purchased receivables over the collection period of the contract receivables.

ALLOWANCE FOR CONTRACT CANCELLATIONS AND DOUBTFUL ACCOUNTS

    An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

CONCENTRATION OF CREDIT RISK

    All of the Company's installment contract receivables are from the sale of pre-need cemetery interment rights, merchandise and services to consumers. All of the Company's accounts receivable are from the at-need sale of funeral services to consumers. The installment contract receivables and the accounts receivable individually are relatively small dollar amounts and originated at multiple locations throughout the U.S.

    All of the Company's notes receivable from affiliates are due from LGII, with the exception of a note receivable from a United Kingdom affiliate (see note 3).

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

    Exchange gains and losses arising from foreign currency transactions are included in income in the current year. Unrealized gains and losses arising from the translation are classified as "Foreign currency translation adjustment" within shareholders' equity. No exchange gains or losses have been incurred in the years presented.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 3.  NOTES RECEIVABLE FROM AFFILIATES

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Current
  Secured term credit agreement due in 1999.......................   $  206,000   $         --
  Allowance for credit losses.....................................     (166,062)            --
                                                                    ------------  ------------
Net current notes receivable from affiliate.......................   $   39,938   $         --
                                                                    ------------  ------------
                                                                    ------------  ------------
Long-term
  Unsecured revolving credit agreement due in 1999................   $       --   $     54,790
  Unsecured revolving credit agreement due in 2003................       10,291             --
  Unsecured revolving credit agreement due in 2003................       10,914             --
  Secured revolving credit agreements due in 2002.................      137,594         87,821
  Secured term credit agreement due in 1999.......................           --        206,000
  Secured term credit agreement due in 2000.......................      199,650        199,650
  Secured term credit agreement due in 2001.......................      184,390        184,390
  Secured term credit agreement due in 2002.......................      299,865        299,865
                                                                    ------------  ------------
Total long-term investment in notes receivable....................      842,704      1,032,516
Allowance for credit losses.......................................     (671,728)            --
                                                                    ------------  ------------
Net long-term notes receivable from affiliates....................   $  170,976   $  1,032,516
                                                                    ------------  ------------
                                                                    ------------  ------------

    All of the Company's notes receivable are due from LGII, with the exception of the unsecured revolving credit agreement due in 2003, which is due from a United Kingdom affiliate. The Company has determined there is no impairment related to the note receivable from the United Kingdom affiliate.

    At December 31, 1998, the Company has determined that the notes receivable from LGII were impaired based upon the affiliate's negative cash flow and its deteriorating operational and financial condition. The Company has measured impairment using the estimated fair value of the collateral associated with the notes receivable. Accordingly, the Company has recognized a $837,790,000 allowance for credit losses against the notes receivable from LGII. The Company has not changed its method of recognizing interest income and will evaluate collectibility of interest receivable balances on an ongoing basis.

    The first unsecured revolving credit agreement due in 2003 bears interest at a fixed rate of 11.25%. The second unsecured revolving agreement due in 2003 bears interest at a floating rate based on the mean of the London interbank offered rates for deposits of similar duration to the interest accrual period plus 2.5% (10.0% at December 31, 1998; 9.93% at December 31, 1997). The secured revolving credit agreements due in 2002 bear interest at a floating rate based on U.S. Treasury rates adjusted to a constant maturity of three months plus 5% (9.09% at December 31, 1998). The current and long-term secured term credit agreements bear interest at a fixed rate of 11.5% per annum. The maximum credit available under the unsecured revolving credit agreements and the secured revolving credit agreements is $99,500,000 and $300,000,000, respectively.

    In 1996, the Parent Company, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 3.  NOTES RECEIVABLE FROM AFFILIATES (CONTINUED)
"Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Parent Company directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. Accordingly, the secured revolving and term credit agreements are secured under the Collateral Trust Agreement, subordinated to the senior lending group. At December 31, 1998, the indebtedness of the Parent Company and its subsidiaries owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit aggregated $2,108,000,000.

NOTE 4.  INVESTMENTS

    On November 15, 1994, a subsidiary of the Company made an investment of $99,600 representing a 24.9% interest in a partnership. The investment was carried at the equity method. The partnership's profits were $nil for the year ended December 31, 1998 (1997 -- $411,000; 1996 -- $373,000). The partnership's principal asset was credit card receivables. Equity income of $nil has been netted into general and administrative expense at December 31, 1998
(1997 -- $102,000; 1996 -- $93,000). On January 15, 1998, the partnership was wound up with the partnership's liabilities being repaid and the assets liquidated.

NOTE 5.  INVESTMENT IN AFFILIATE

    The Company has a 14% (1997 -- 15%) interest in LGII. LGII serves as the holding company for the Parent Company's United States funeral, cemetery and insurance operations. The Company follows the equity method of accounting for this investment because it has significant influence over LGII as a result of its affiliate relationship and related party transactions. As a result of a transaction being settled by LGII issuing shares to the Parent Company, the Company's investment has been diluted to 14% during the year. The Company has recorded its equity in the loss of LGII in excess of the net book value of its investment

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
due to the Company's guarantee of LGII's debt and pledge of the shares of its subsidiaries as collateral for debt of LGII. Summarized financial data for LGII on a U.S. GAAP basis are presented as follows:

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Income statement information:
  Revenue...........................................  $  1,059,783  $  1,036,882  $    840,103
  Net loss..........................................      (634,113)      (64,735)       (4,547)

Balance sheet information:
  Current assets....................................  $    321,603  $    304,108  $    223,388
  Non-current assets................................     4,081,877     4,138,197     3,107,273
                                                      ------------  ------------  ------------
  Total assets......................................     4,403,480     4,442,305     3,330,661

  Current liabilities...............................     1,268,691       225,770       156,290
  Non-current liabilities...........................     3,418,560     3,898,495     2,981,124
                                                      ------------  ------------  ------------
  Total liabilities.................................     4,687,251     4,124,265     3,137,414

  Shareholders' equity (deficiency).................      (283,771)      318,040       193,247

The Company's equity in the loss of LGII............  $     91,428  $      9,627  $        321

LGII is subject to material contingencies, as disclosed below:

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). LGII acquired the assets but not the stock of S.I. in March 1996. In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

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

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
    Plaintiffs' petitions seek damages, penalties and attorneys fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and plaintiffs appealed. Briefing of the appeal was completed in December 1997, and oral argument was held on January 15, 1998. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims except as to a claim by "Sub Class B" plaintiffs (the proposed class of current policyholders who are seeking a declaratory judgment). The appellate court found that the trial court's opinion did not consider the validity of class treatment for the "Sub Class B" plaintiffs' claim for a declaratory judgment when it dismissed plaintiffs' class-action claims, and it remanded the case to the trial court for a hearing on that issue. On September 22, 1998, the trial court ruled that the claim could not go forward as a class action, and granted the exception of no cause of action as to Count IV, sub-class B. On October 20, 1998, plaintiffs noticed a suspensive appeal to the Louisiana Fifth Circuit Court of Appeal from this ruling. No order granting the suspensive appeal has been signed by the trial court and the matter has not been filed with the Court of Appeal. To date, plaintiffs have taken no further action in connection with this filing.

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

    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. Instead, the court deferred ruling on those issues until the hearing on the class action issues, and the court indicated it would permit some discovery. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998. On July 16, 1998, the trial court lifted its previously entered stay of all proceedings in this case; defendants have filed a motion requesting that the trial court reinstitute its stay.

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. LGII has filed an opposition to the application.

    LGII has determined that it is not possible at this time to predict the final outcome of these legal proceedings, including whether a class will be certified, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in LGII's consolidated financial statements.

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

    Plaintiffs allegedly hold and held funeral insurance policies issued by insurance companies owned, directly or indirectly, by the defendants. Plaintiffs allege that the defendants failed to provide the funeral services purchased with policies by, among other things, (i) charging them for certain funeral services, including the services of a funeral director and staff, a funeral ceremony, care of the deceased, automotive services and a casket, even though these services were allegedly covered by their policies, and (ii) unjustly enriching themselves through the payment of services allegedly covered under the plaintiffs' policies, and the plaintiffs are therefore entitled to restitution of those payments. Plaintiffs' complaint seeks compensatory and nonpecuniary damages and attorneys' fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages in their complaint.

    On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." In response to the First Amended Petition, on October 19, 1998 defendants removed the LUENING case to federal court on diversity-of-citizenship grounds. The federal court subsequently remanded the case to state court. As of the date hereof, no discovery has taken place.

    On January 29, 1999, the state court heard argument on the plaintiffs' motion to compel discovery and LGII's exceptions of venue and RES JUDICATA. On February 3, 1999, the court denied both exceptions and granted the motion to compel discovery, ruling that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar this particular sub-class of potential plaintiffs. On February 26, 1999, LGII filed supervisory writs on these rulings, and requested a stay of the discovery ruling pending a decision on the writ application. On March 1, 1999, the Fourth Circuit Court of Appeals stayed all further legal proceedings and discovery in the trial court and ordered the plaintiffs to respond to LGII's writ application on an expedited basis. The Fourth Circuit granted the LGII's writ application on March 25, 1999, finding that under the RES JUDICATA doctrine as stated in the Fourth Circuit's DUFFY decision, relitigation of the plaintiffs' class action claims was forever barred in Louisiana courts by denial of the class certification in the FELDHEIM case. Accordingly, the Fourth Circuit reversed the trial court's denial of the LGII's RES JUDICATA exception, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. It also remanded the case to the trial court for a hearing on the plaintiffs' motion to compel discovery, but it instructed that any discovery requests that are not related to the individual plaintiffs' claims should be denied.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
    On March 29, 1999, the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. LGII intends to file an opposition to the application.

    LGII has determined that it is not possible to predict the final outcome of this legal proceeding, including whether a class will be certified, and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in LGII's consolidated financial statements.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    On October 30, 1998, the Parent Company and an affiliate filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The plaintiffs contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE V. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Parent Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages that may be awarded to LGII.

SECURITIES CLASS ACTIONS

    Since December 1998 the Parent Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased the Parent Company's common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. are named as defendants in two suits (with the Parent Company, the "Loewen Defendants"). The plaintiffs in the two lawsuits purport to sue on behalf of a class of purchasers of the Monthly Income Preferred Securities, Series A (MIPS) from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

    The complaints generally make allegations concerning, among other things, the Parent Company's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidation all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New York have filed a written stipulation with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has not ruled. By agreement, the Loewen Defendants' responses to all complaints currently are due by April 26, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. LOEWEN GROUP, INC. ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. V. RAYMOND L. LOEWEN ET AL. 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND
L. LOEWEN ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL., No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN V. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS); CV 99 553; COLLINS V. THE LOEWEN GROUP INC., ET AL., CV 99 261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC. ET AL., CV 99 443; GERSH V. THE LOEWEN GROUP INC., CV 98 7983; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., CV 99 164; HARRIS V. THE LOEWEN GROUP INC., ET AL., CV 99 153; and SALEM V. THE LOEWEN GROUP INC., ET AL., CV 99 351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. Plaintiffs filed a stipulated motion seeking the appointment of the City of Philadelphia Board of Pensions as lead plaintiff. LGII anticipates that all of the Pennsylvania cases will be consolidated and that, when and if transferred, the New York cases will also be consolidated. It is expected that the lead plaintiff will, when appointed, file a Consolidated and Amended Complaint, to which the defendants will be required to respond.

    Additional class action complaints containing similar allegations may be filed in the future.

    LGII has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the LGII's consolidated financial statements.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on LGII and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by LGII. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that defendants knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial date has been set for July 12, 1999.

    LGII has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in LGII's consolidated financial statements.

FLANAGAN

    On December 7, 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Parent Company and LGII. To date, only LGII has been served with the complaint. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    The complaint alleges that the defendants breached an express warranty contained in the Share Purchase Agreement dated July 17, 1995, between LGII and Ms. Flanagan, her husband John Flanagan (now deceased) and the Flanagan Family Trust. The Share Purchase Agreement was made in connection with LGII's purchase of the Flanagans' mausoleum and mortuary business in exchange for approximately $2,000,000 in cash and $7,800,000 of Loewen stock. The Loewen stock was valued at $36.00 per share at the time of the transaction. Ms. Flanagan alleges that LGII knew of claims, suits or other actions which would materially and adversely affect the financial condition of the Parent Company, yet made false statements to the contrary in the Share Purchase Agreement. Ms. Flanagan alleges that two lawsuits pending at the time of the Share Purchase Agreement did eventually have a material adverse impact on the financial condition of the Parent Company and the value of the stock received by Ms. Flanagan in connection with the Share Purchase Agreement.

    Ms. Flanagan's complaint also contains causes of action for breach of contract in connection with the Share Purchase Agreement and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. This amount is based on her claim that the shares she received were represented to have a value of $7,800,000 million at the time of the agreement, and at the time the complaint was filed those shares had a value that was approximately one third of the original represented value. Her claimed damages may change as the price of the Parent Company's common shares fluctuates. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the Share Purchase Agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that pursuant to the Agreement LGII has the option to purchase for a specified price pursuant to the Share Purchase Agreement.

    LGII has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in LGII's consolidated financial statements.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 5.  INVESTMENT IN AFFILIATE (CONTINUED)
OTHER

    LGII is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the LGII's financial position, results of operation or liquidity.

CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    LGII has identified and accrued for contingent losses arising from the exercise of the Put/Call Agreements in connection with its investments in Prime Succession Holdings, Inc. and Rose Hills Holdings Corp.

CONTINGENCY RELATED TO PATS SENIOR NOTES

    The PATS senior notes aggregating $300,000,000 are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. The trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to refund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. If the put option is exercised, LGII is obligated to pay the trust for any loss with respect of an interest rate option based on a 10 year U.S. treasury rate of 6.05% on October 1, 1999. At December 31, 1998, the option value was $29,300,000. The option value will change based on changes in the 10 year U.S. treasury rate.

NOTE 6.  MINORITY INTEREST AND REDEEMABLE SHARES OF SUBSIDIARY

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

NOTE 7.  INCOME TAXES

    All income tax expense represent income taxes payable outside Canada. Income tax differed from amounts computed by applying Canadian federal and provincial income tax rates of 45.5% on earnings before income taxes and undernoted items as a result of the following:

                                                              1998         1997        1996
                                                           -----------  ----------  ----------
Expected income tax expense (benefit)....................  $  (333,920) $   47,605  $   27,649
Foreign income taxed at different rates..................      328,644     (41,535)    (21,016)
                                                           -----------  ----------  ----------
                                                           $    (5,276) $    6,070  $    6,633
                                                           -----------  ----------  ----------
                                                           -----------  ----------  ----------

    During 1998, the Company paid $6,071,543 of income taxes
(1997 -- $7,166,000; 1996 -- $12,650,000).

    The temporary difference which creates the deferred tax asset arose from the provision for bad debts and contract cancellations. Management believes that it is more likely than not that the results of future

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 7.  INCOME TAXES (CONTINUED)
operations will generate sufficient taxable income to realize the deferred tax asset. Accordingly, the Company has not recorded a valuation allowance. The Company's ability to realize its deferred tax asset is based on several factors, including future profitability and is subject to some degree of uncertainty.

NOTE 8.  DUE FROM PARENT COMPANY

    The amount due from Parent Company is unsecured, non-interest bearing, due on demand and is denominated in Canadian dollars.

NOTE 9.  CURRENT INDEBTEDNESS

    In September 1998, a subsidiary of the Company obtained a $98,039,000 revolving receivables finance facility (the "Receivables Finance Facility") through a subsidiary of one of the Parent Company's bank lenders. Under the terms of the agreement, new receivables are added to the pool each month to offset collections from existing receivables. Another subsidiary of the Company services, administers and collects the receivables. The Receivables Finance Facility contains certain covenants and provides for various events of termination. This facility is secured by a pledge of the cemetery receivables held by the subsidiary with a book value of $189,206,000 and as of September 15, 1999 no further receivables can be added to the pool. At December 31, 1998 the balance outstanding on the Receivables Finance Facility was $66,222,000 which represents the maximum amount available to the Company based on eligible receivables which secure the loan. The Receivables Finance Facility bears interest at a floating rate based on commercial paper rates (December 31, 1998--5.51%). The Receivables Finance Facility is also subject to a commitment fee ranging from 1.10%-3.25% of the total facility amount depending on certain financial ratios.

NOTE 10.  NOTE PAYABLE

    The note payable is due to an affiliate, is unsecured, bears interest at 8%, and is due on demand.

NOTE 11.  SHAREHOLDERS' EQUITY

    (a) CAPITAL STOCK AUTHORIZED

    1,000,000,000 (1997 -- 1,000,000,000) Common shares without par value.

    500,000,000 (1997 -- 500,000,000) non-voting, non-cumulative, redeemable and retractable Preferred share with par value of $1 Canadian.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 11.  SHAREHOLDERS' EQUITY (CONTINUED)
    (b) CAPITAL STOCK ISSUED AND OUTSTANDING

                                                                        NUMBER OF     CAPITAL
                                                                         SHARES        STOCK
                                                                       -----------  ------------
Common shares and additional paid-in capital:
Outstanding December 31, 1995........................................      80,401   $    214,539
  Contributed by Parent Company......................................          --         66,973
                                                                       -----------  ------------
Outstanding December 31, 1996........................................      80,401        281,512
  Issued during the year.............................................     184,438        872,889
  Contributed on transfer of investment..............................          --         23,386
                                                                       -----------  ------------
Outstanding December 31, 1997........................................     264,839      1,177,787
  Issued during the year (see Note 14)...............................       2,867         12,789
                                                                       -----------  ------------
  Outstanding December 31, 1998......................................     267,706   $  1,190,576
                                                                       -----------  ------------
                                                                       -----------  ------------

    During the year, the Company declared and paid dividends aggregating $100,882,000 (approximately $377 per share) on the outstanding common shares. As at December 31, 1998, there were no declared and unpaid dividends outstanding.

    (c) DEFICIT

    Substantially all the Company's deficit represents losses incurred in foreign subsidiaries.

    (d) FOREIGN EXCHANGE ADJUSTMENT

    The foreign exchange adjustment arose due to changes in the exchange rate applicable to the Canadian dollar amount due to or from Parent Company between the dates of borrowing and the balance sheet date.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, accounts receivable, current indebtedness and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

    It is not practicable to determine the fair value of the notes receivable from affiliates, the amount due from Parent Company, due from and to affiliates, the note payable or redeemable preferred shares due to their related party nature.

    It is not practicable to estimate the fair value of installment contract receivables, which comprise installment receivables on cemetery sales, which generally have terms of three to five years and bear interest ranging from 8% to 15%.

NOTE 13.  INSTALLMENT CONTRACT RECEIVABLES AND ACCOUNTS RECEIVABLE

    During the year, the Company purchased cemetery installment contract receivables from affiliates under common control for approximately $112,861,000 (1997 -- $185,179,000) of which $93,328,000 was paid in cash and $19,533,000 is included in due to affiliates. The Company has recorded the purchase at

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 13. INSTALLMENT CONTRACT RECEIVABLES AND ACCOUNTS RECEIVABLE (CONTINUED) the gross amount of the installment contract receivables of $182,497,000 net of the allowance for contract cancellations and doubtful accounts of $27,411,000, unearned finance income of $31,036,000 and unamortized purchase discount of $11,189,000 representing the financing cost to the affiliates. The purchase discount and unearned finance income are recognized in revenue over the collection period of the installment contract receivables. During 1998, the Company has recognized interest income of $15,906,000 (1997 -- $4,409,000) related to purchased cemetery installment contract receivables.

    During the year, the Company purchased funeral home accounts receivable from affiliates under common control for approximately $23,674,000 all of which was paid in cash. The Company has recorded the purchase at the gross amount of the accounts receivable of $43,033,000 net of the allowance for doubtful accounts of $17,456,000 and unamortized purchase discount of $1,903,000 representing the financing cost to the affiliates. The purchase discount is recognized in revenue over the collection period of the accounts receivable.

    The Company has entered into management and receivable servicing agreements with affiliates. The affiliates perform specified collection services in return for servicing fees of 108.2% of the affiliate's cost of servicing the cemetery installment contract receivables and 0.25% of the average outstanding balance under collection for funeral home accounts receivable.

NOTE 14.  NON-CASH TRANSACTIONS

    The Company entered into the following non-cash transactions:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
Issuance of a promissory note to an affiliate in settlement of a dividend.......  $   5,756  $       --  $      --
Increase in due to affiliates on purchase of installment contract receivables...     19,533          --         --
Decrease in amounts due to Parent Company for payments made by Parent Company on the Company's behalf, including $2,315,000 of receivable purchases and
  $1,065,000 of deferred finance costs..........................................      4,015          --         --
Issuance of 2,867 common shares upon acquisition of minority interest in Eagle
  from Parent Company...........................................................     12,789          --         --
Increase in amounts due from Parent Company resulting from the sale of a
  subsidiary....................................................................     10,454          --         --
Repayment of notes payable as a result of the sale of subsidiary................      2,517          --         --
Receipt of note receivable from affiliate upon redemption of 80 preferred shares
  of affiliate held as an investment............................................         --       8,000         --
Issuance of 21,346 common shares upon acquisition of minority interest in Loewen
  Finance Delaware, LLC from Parent Company.....................................         --     100,911         --
Sale of subsidiary in exchange for redeemable preferred shares of affiliate, the subsequent redemption of the preferred shares for a note receivable, and
  distribution of the note receivable to Parent Company.........................         --      53,669         --

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 14.  NON-CASH TRANSACTIONS (CONTINUED)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
Increase in amounts due to Parent Company for payments made by Parent Company on
  the Company's behalf, including $722,000 of acquisition costs.................         --       3,599         --
Dividends declared on preferred shares and settled by issuance of notes payable
  to affiliate..................................................................         --       2,060      5,672
Issuance of notes payable upon redemption of redeemable preferred shares........         --      55,174         --
Reduction of amount due to Parent Company and assumption of liabilities by
  Parent Company, net of notes receivable from Parent Company and unrealized
  foreign exchange gain thereon upon issuance of common shares..................         --     340,173         --
Increase in receivables advanced to affiliate resulting from collections and
  repurchases of installment contract receivables...............................         --      41,554      3,679
Increase in investment in affiliate funded by contribution from Parent
  Company.......................................................................         --          --     26,181
Sale of 13% interest in units of Loewen Finance (Wyoming), LLC in exchange for
  notes receivable from Parent Company..........................................         --          --     78,633
Issuance of notes payable as consideration in an acquisition....................         --       2,517         --
Increase in due to affiliate for purchase of accounts receivable from
  affiliate.....................................................................         --       7,431         --

NOTE 15.  COMMITMENTS AND CONTINGENCIES

    The shares held by the Company are pledged under a collateral trust arrangement whereby the senior lenders of the Parent Company and an affiliate under common control would share certain collateral on a pari passu basis. This collateral is held by a trustee for equal and ratable benefit of the various holders of senior indebtedness. In addition the Company guarantees all affiliate debt secured by the Collateral Trust Agreement. At December 31, 1998, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit aggregated $2,108,000,000.

                      NEWEOL INVESTMENTS LTD. (SEE NOTE 2)

 TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT NUMBER OF SHARES

NOTE 16.  SUPPLEMENTARY FINANCIAL INFORMATION

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Summary of accounts receivable:
Accounts receivable...................................................  $   43,067  $       --
Unamortized purchase discount.........................................      (1,903)         --
Allowance for doubtful accounts.......................................     (17,456)         --
                                                                        ----------  ----------
Outstanding December 31,..............................................  $   23,708  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------
Summary of installment contract receivables:
Installment contracts.................................................  $  316,660  $  293,599
Unearned finance income...............................................     (47,844)    (40,790)
Unamortized purchase discount.........................................     (21,327)    (23,211)
Allowance for contract cancellations and doubtful accounts............     (54,454)    (24,629)
                                                                        ----------  ----------
                                                                           193,035     204,969
Current portion.......................................................     (57,959)    (61,549)
                                                                        ----------  ----------
Outstanding December 31,..............................................  $  135,076  $  143,420
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operation and financial reporting may range from minor errors to significant systems failure which could affect the Company's or a subsidiary's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to efforts of customers, suppliers, or other third parties, will be fully resolved.

NOTE 18.  SUBSEQUENT EVENT

    On March 31, 1999, the Company purchased and cancelled 18,825 common shares held by the Parent Company.

NOTE 19.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In accordance with General Instruction G(3), the information required by
Item 10 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) has been omitted and is incorporated by reference from the Registrant's definitive proxy statement and information circular relating to its 1999 annual general meeting of shareholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS

       THE LOEWEN GROUP INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 1998, 1997 and 1996

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

           Supplementary Data: Quarterly Financial data (unaudited)

       LOEWEN GROUP INTERNATIONAL, INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1998, 1997 and 1996

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

       NEWEOL INVESTMENTS LTD.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Operations, Comprehensive Income and Retained Earnings (Deficit) for the Years Ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

       Schedule II--Valuation and Qualifying Accounts

    (3) EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British
             Columbia Registrar of Companies (the Registrar) on October 30, 1985(1)

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

   4.1.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party

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

   4.3.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management
             Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP
             Banks ("MEIP Agent")(5)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996(6)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997(6)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997(7)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997(7)

   4.5.6   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
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

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
             Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(8)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994(8)

   4.12    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Series 1 and 2 Senior Guaranteed Notes of LGII(3)

   4.13    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.14    Form of Global Series 1 and 2 Exchange Notes of LGII(4)

   4.15    Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

   4.16    Form of Senior Guarantee of LGII's Series 1 and 2 Exchange Notes (included in Exhibit 4.14 or
             4.15)

   4.17.1  Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders,
             Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent(7)

   4.17.2  Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.18    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee, Loewen, LGII and various other pledgors(4)

   4.19    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(5)

   4.20    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.21    Form of Global Series 3 and 4 Exchange Notes of LGII(9)

   4.22    Form of Physical Series 3 and 4 Exchange Notes of LGII(9)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Exchange Notes (included in Exhibit 4.21 or
             4.22)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   4.24    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and
             The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Guaranteed
             Notes(10)

   4.25    Form of Series 5 Guaranteed Notes of LGII(10)

   4.26    Form of Loewen Guarantee of LGII's Series 5 Notes(10)

   4.27    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Series 5 Senior
             Guaranteed Notes due 2009(10)

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII(10)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII(10)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009(10)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National
             Bank, as trustee, relating to the Debt Securities that may be issued pursuant to
             Registration Statement No. 333-29443(11)

   4.33    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes(12)

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII(13)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII(13)

   4.37    Form of Senior Guarantee of LGII's Series 6 and 7 Exchange Notes (included in Exhibit 4.35 or
             4.36)

   4.38    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible
             First Preferred Shares, Series C, of Loewen ("Series C Shares")(3)

  10.2     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(3)

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International(7)

 *10.4     Form of Indemnification Agreement with Outside Directors(15)

 *10.5     Form of Indemnification Agreement with Officers(15)

 *10.6     Form of Loewen Severance Agreement(15)

 *10.7     Loewen Severance Pay Plan(15)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 *10.8     1994 Management Equity Investment Plan (the MEIP)(15)

 *10.9     Form of Executive Agreement executed by participants in the MEIP(8)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999

 *10.14    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp(1)

 *10.15    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between
             LGII and Albert S. Lineberry, Sr.(1)

 *10.16    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes(1)

 *10.17    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.18    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler(5)

 *10.19    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence
             Miller(1)

 *10.20.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane
             ("Shane Employment Agreement")(1)

 *10.20.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and William R. Shane(7)

 *10.21    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and
             Robert O. Wienke(5)

 *10.22    Employment Agreement, dated March 21, 1997, by and between Loewen and Thomas C. Hardy

 *10.23    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon(7)

 *10.24    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon(7)

 *10.25    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam(7)

 *10.26    Employment Agreement, dated October 26, 1998, by and between Loewen and Peter S. Hyndman

 *10.27.1  Employment Agreement, dated November 30, 1998, by and between Loewen and Robert Lundgren

 *10.27.2  Severance Agreement, dated as of November 30, 1998, by and between Loewen and Robert Lundgren

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 *10.27.3  Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  12       STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

  12.1     Statement re Computation of Earnings to Fixed Charges Ratio (Canadian GAAP)

  12.2     Statement re Computation of Earnings to Fixed Charges Ratio (U.S. GAAP)

  21       SUBSIDIARIES OF LOEWEN

  23       CONSENTS OF EXPERTS

  23.1     Consent of KPMG LLP

  24       POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS REPORT)

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(16)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership
             II L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen(17)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone
             Family, PSI and LGII(16)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P.
             ("Blackstone Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII
             and RHI Management Direct, L.P. ("RHI")(18)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone
             Offshore, Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI(18)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(18)

  99.7     Form of Letter of Transmittal(19)

  99.8     Form of Notice of Guaranteed Delivery(19)

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

 (4) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended by the Registration Statement on Form S-4/A filed by Loewen on June 20, 1996 and the Registration Statement on Form S-4/A filed by Loewen on August 26, 1996 (File No. 333-03135)

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

    (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K were filed by Loewen during the last quarter of fiscal 1998:

FILING DATE                     ITEM NUMBER               DESCRIPTION
------------------------------  ------------------------  ---------------------------------------------
October 7, 1998 (dated October      Item 5. Other Events  Press release announcing the formation of the
6, 1998)                                                  Company's Special Committee to supervise the
                                                          Company's process for maximizing shareholder
                                                          value

October 9, 1998 (dated October      Item 5. Other Events  Press release announcing the resignation of
8, 1998)                                                  Raymond L. Loewen as Chief Executive Officer
                                                          and the election of Robert Lundgren as Chief
                                                          Executive Officer and President

November 9, 1998 (dated             Item 5. Other Events  Press release announcing the transfer of
November 3, 1998)                                         10,062,125 Common shares to Canadian Imperial
                                                          Bank of Commerce by Raymond L. Loewen

November 9, 1998 (dated             Item 5. Other Events  Press release announcing third quarter
November 5, 1998)                                         financial results

November 20, 1998 (dated            Item 5. Other Events  Press release announcing the realignment of
November 20, 1998)                                        the Company's senior management team

November 23, 1998 (dated            Item 5. Other Events  Press release announcing a cash dividend on
November 23, 1998)                                        Preferred Shares

December 1, 1998 (dated             Item 5. Other Events  Press release announcing the expansion of the
December 1, 1998)                                         Company's Search Committee to identify and
                                                          recommend three new members to the Board of
                                                          Directors

December 4, 1998 (dated             Item 5. Other Events  Press release announcing the addition of two
December 3, 1998)                                         shareholder representatives to the Company's
                                                          Special Committee to identify and recommend
                                                          three new members to the Board of Directors

December 30, 1998 (dated            Item 5. Other Events  Press release announcing a cash dividend on
December 23, 1998)                                        Preferred Shares and no dividend on Common
                                                          Shares

    (d) Financial statements of Loewen Group International, Inc. ("LGII") and Neweol Investments Ltd. are included in this Annual Report on Form 10-K because the outstanding shares of each of such companies constitute a "substantial portion" of the collateral (within the meaning of Securities and Exchange Commission Rule 3-10 under Regulation S-X) that secures the Series 1 through 4 Notes and Series 6 and 7 Notes that were issued by LGII and guaranteed by Loewen.

                             THE LOEWEN GROUP INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1998

                             (IN THOUSANDS OF US $)

                                               BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                                BEGINNING    COSTS AND      OTHER                       END OF
DESCRIPTION                                     OF PERIOD    EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)     PERIOD
---------------------------------------------  -----------  -----------  -----------  -------------  ------------
Current -- Allowance for contract
  cancellations and doubtful accounts

Year ended December 31, 1998.................   $  32,869    $  56,581    $   1,060    $   (23,445)   $   67,065
Year ended December 31, 1997.................      27,717       32,350        2,802        (30,000)       32,869
Year ended December 31, 1996.................      19,666       16,427        9,468        (17,844)       27,717

Due after one year -- Allowance for contract cancellations and doubtful accounts

Year ended December 31, 1998.................   $  20,112    $  65,669    $   1,338    $   (30,227)   $   56,892
Year ended December 31, 1997.................      19,848       26,042        2,372        (28,150)       20,112(3)
Year ended December 31, 1996.................      10,861       18,323       10,564        (19,900)       19,848

------------------------------

(1) Primarily the opening balance for acquired companies

(2) Uncollected receivables written off, net of recoveries

(3) The 1997 deductions have been reclassified to conform with the presentation adopted in 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE LOEWEN GROUP INC.

Dated: April 13, 1999           By:            /s/ ROBERT B. LUNDGREN
                                     -----------------------------------------
                                                 Robert B. Lundgren
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Robert B. Lundgren and Paul Wagler, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments (including without limitation post-effective amendments) to this report necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in this report as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 1999           /s/ ROBERT B. LUNDGREN
                                --------------------------
                                Robert B. Lundgren
                                President, Chief Executive
                                Officer and Director
                                (Principal Executive
                                Officer)

Dated: April 13, 1999           /s/ PAUL WAGLER
                                --------------------------
                                Paul Wagler
                                Executive Vice-President,
                                Chief Operating Officer
                                and Acting Chief Financial
                                Officer (Principal
                                Financial Officer)

Dated: April 13, 1999           /s/ DWIGHT K. HAWES
                                --------------------------
                                Dwight K. Hawes
                                Senior Vice-President,
                                Corporate Controller
                                (Principal Accounting
                                Officer)

Dated: April 13, 1999           /s/ JOHN S. LACEY
                                --------------------------
                                John S. Lacey
                                Chairman of the Board

Dated: April 13, 1999           /s/ CHARLES B. LOEWEN
                                --------------------------
                                Charles B. Loewen
                                Director

Dated: April 13, 1999           /s/ JAMES D. MCLENNAN
                                --------------------------
                                James D. McLennan
                                Director

Dated: April 13, 1999           /s/ WILLIAM R. RIEDL
                                --------------------------
                                William R. Riedl
                                Director

Dated: April 13, 1999           /s/ THOMAS M. TAYLOR
                                --------------------------
                                Thomas M. Taylor
                                Director

Dated: April 13, 1999           /s/ JOHN N. TURNER
                                --------------------------
                                The Right Honourable John
                                N. Turner,
                                P.C., C.C., Q.C.
                                Director

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

    The undersigned is the Registrant's authorized representative in the United States.

Dated: April 13, 1999           /s/ TIMOTHY R. HOGENKAMP
                                --------------------------
                                Timothy R. Hogenkamp

        INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   3       CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of The Loewen Group Inc. ("Loewen") issued by the British
             Columbia Registrar of Companies (the Registrar) on October 30, 1985(1)

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

   4.1.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party

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

   4.3.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management
             Investment Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP
             Banks ("MEIP Agent")(5)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996(6)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997(6)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997(7)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997(7)

   4.5.6   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
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

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
             Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(8)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994(8)

   4.12    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Series 1 and 2 Senior Guaranteed Notes of LGII(3)

   4.13    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.14    Form of Global Series 1 and 2 Exchange Notes of LGII(4)

   4.15    Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

   4.16    Form of Senior Guarantee of LGII's Series 1 and 2 Exchange Notes (included in Exhibit 4.14 or
             4.15)

   4.17.1  Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders,
             Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent(7)

   4.17.2  Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.18    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee, Loewen, LGII and various other pledgors(4)

   4.19    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(5)

   4.20    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.21    Form of Global Series 3 and 4 Exchange Notes of LGII(9)

   4.22    Form of Physical Series 3 and 4 Exchange Notes of LGII(9)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Exchange Notes (included in Exhibit 4.21 or
             4.22)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
   4.24    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and
             The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Guaranteed
             Notes(10)

   4.25    Form of Series 5 Guaranteed Notes of LGII(10)

   4.26    Form of Loewen Guarantee of LGII's Series 5 Notes(10)

   4.27    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Series 5 Senior
             Guaranteed Notes due 2009(10)

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII(10)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII(10)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009(10)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and April 7, 1994 and reconfirmed on May 17, 1995(1)

   4.32    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National
             Bank, as trustee, relating to the Debt Securities that may be issued pursuant to
             Registration Statement No. 333-29443(11)

   4.33    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes(12)

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII(13)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII(13)

   4.37    Form of Senior Guarantee of LGII's Series 6 and 7 Exchange Notes (included in Exhibit 4.35 or
             4.36)

   4.38    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII.

  10       MATERIAL CONTRACTS

  10.1     Receipt Agreement, dated as of January 3, 1996, for the Cumulative Redeemable Convertible
             First Preferred Shares, Series C, of Loewen ("Series C Shares")(3)

  10.2     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(3)

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International(7)

 *10.4     Form of Indemnification Agreement with Outside Directors(15)

 *10.5     Form of Indemnification Agreement with Officers(15)

 *10.6     Form of Loewen Severance Agreement(15)

 *10.7     Loewen Severance Pay Plan(15)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 *10.8     1994 Management Equity Investment Plan (the MEIP)(15)

 *10.9     Form of Executive Agreement executed by participants in the MEIP(8)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999

 *10.14    Employment Agreement, dated August 19, 1988, by and between Loewen and Tim Hogenkamp(1)

 *10.15    Employment Agreement, and Covenant Not to Compete, dated November 14, 1990, by and between
             LGII and Albert S. Lineberry, Sr.(1)

 *10.16    Employment Agreement, dated April 12, 1991, by and between Loewen and Dwight Hawes(1)

 *10.17    Consulting Agreement, dated July 18, 1994, by and between Loewen and Charles B. Loewen, LGII, and Corporate Services International Inc.(1)

 *10.18    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler(5)

 *10.19    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence
             Miller(1)

 *10.20.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane
             ("Shane Employment Agreement")(1)

 *10.20.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and William R. Shane(7)

 *10.21    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and
             Robert O. Wienke(5)

 *10.22    Employment Agreement, dated March 21, 1997, by and between Loewen and Thomas C. Hardy

 *10.23    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon(7)

 *10.24    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon(7)

 *10.25    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam(7)

 *10.26    Employment Agreement, dated October 26, 1998, by and between Loewen and Peter S. Hyndman

 *10.27.1  Employment Agreement, dated November 30, 1998, by and between Loewen and Robert Lundgren

 *10.27.2  Severance Agreement, dated as of November 30, 1998, by and between Loewen and Robert Lundgren

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 *10.27.3  Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  12       STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

  12.1     Statement re Computation of Earnings to Fixed Charges Ratio (Canadian GAAP)

  12.2     Statement re Computation of Earnings to Fixed Charges Ratio (U.S. GAAP)

  21       SUBSIDIARIES OF LOEWEN

  23       CONSENTS OF EXPERTS

  23.1     Consent of KPMG LLP

  24       POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS REPORT)

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk
             Acquisition Corp.(16)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership
             II L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen(17)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone
             Family, PSI and LGII(16)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P.
             ("Blackstone Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII
             and RHI Management Direct, L.P. ("RHI")(18)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone
             Offshore, Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI(18)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI(18)

  99.7     Form of Letter of Transmittal(19)

  99.8     Form of Notice of Guaranteed Delivery(19)

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

 (4) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended by the Registration Statement on Form S-4/A filed by Loewen on June 20, 1996 and the Registration Statement on Form S-4/A filed by Loewen on August 26, 1996 (File No. 333-03135)

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