Form 10-Q
period 1999-03-31
LOEWEN GROUP INC
filed 1999-05-12
CIK 845577

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

                 For the quarterly period ended March 31, 1999

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of April 30, 1999 was 74,061,750.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                           ---------

PART I.    FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS
           as of March 31, 1999 and December 31, 1998....................................................          1

           CONSOLIDATED STATEMENTS OF OPERATIONS AND
             RETAINED EARNINGS (DEFICIT)
           For the Three Months Ended March 31, 1999 and 1998............................................          2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Three Months Ended March 31, 1999 and 1998............................................          3

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS............................................          4

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS............................................................................         24

           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................         34

PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS.....................................................................         37

           ITEM 3. DEFAULTS ON SENIOR SECURITIES.........................................................         41

           ITEM 5. OTHER INFORMATION.....................................................................         42

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................         43

SIGNATURES...............................................................................................         50

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current assets
  Cash and term deposits.............................................................  $     78,611   $   94,141
  Receivables, net of allowances.....................................................       204,481      221,679
  Inventories........................................................................        32,522       34,482
  Prepaid expenses...................................................................        18,032        8,916
                                                                                       ------------  ------------
                                                                                            333,646      359,218
Long-term receivables, net of allowances.............................................       546,596      647,092
Cemetery property....................................................................     1,193,846    1,235,847
Property and equipment...............................................................       796,931      825,985
Names and reputations................................................................       743,489      748,665
Insurance invested assets............................................................       269,567      266,661
Future income tax assets.............................................................        10,720       12,003
Prearranged funeral services.........................................................       413,846      413,934
Other assets.........................................................................       158,092      164,503
                                                                                       ------------  ------------
                                                                                       $  4,466,733   $4,673,908
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current indebtedness...............................................................  $     48,782   $   66,222
  Accounts payable and accrued liabilities...........................................       137,877      170,134
  Long-term debt, current portion....................................................       742,248      874,123
                                                                                       ------------  ------------
                                                                                            928,907    1,110,479
Long-term debt, net of current portion...............................................     1,395,987    1,393,891
Other liabilities....................................................................       370,035      399,304
Insurance policy liabilities.........................................................       171,795      166,920
Future income tax liabilities........................................................       200,961      208,939
Deferred prearranged funeral services revenue........................................       413,846      413,934

Preferred securities of subsidiary...................................................        75,000       75,000

Shareholders' equity
  Common shares......................................................................     1,274,163    1,274,096
  Preferred shares...................................................................       157,146      157,146
  Deficit............................................................................      (534,996)    (539,741)
  Foreign exchange adjustment........................................................        13,889       13,940
                                                                                       ------------  ------------
                                                                                            910,202      905,441
                                                                                       ------------  ------------
                                                                                       $  4,466,733   $4,673,908
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Financial condition (Note 1)

Commitments and contingencies (Notes 5, 6, 8, 9 and 10)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                          1999        1998
                                                                        ---------  -----------
                                                                                   (RESTATED--
                                                                                   SEE NOTE 3)
                                                                             (UNAUDITED)
Revenue
  Funeral.............................................................  $ 175,431   $ 171,595
  Cemetery............................................................    111,613     115,273
  Insurance...........................................................     23,761      22,868
                                                                        ---------  -----------
                                                                          310,805     309,736
Costs and expenses
  Funeral.............................................................    101,779      99,030
  Cemetery............................................................     81,387      78,082
  Insurance...........................................................     19,197      19,244
                                                                        ---------  -----------
                                                                          202,363     196,356
                                                                        ---------  -----------
                                                                          108,442     113,380
Expenses
  General and administrative..........................................     28,570      24,704
  Depreciation and amortization.......................................     19,786      17,926
                                                                        ---------  -----------
                                                                           48,356      42,630
                                                                        ---------  -----------
Earnings from operations..............................................     60,086      70,750
Interest on long-term debt............................................     44,861      35,014
                                                                        ---------  -----------
Earnings before undernoted items......................................     15,225      35,736
Dividends on preferred securities of subsidiary.......................      1,772       1,772
                                                                        ---------  -----------
Earnings before income taxes and undernoted items.....................     13,453      33,964
Income taxes..........................................................      6,386       7,473
                                                                        ---------  -----------
                                                                            7,067      26,491
Equity and other earnings (losses) of associated companies............       (140)      3,548
                                                                        ---------  -----------
Net earnings for the period...........................................  $   6,927   $  30,039
Retained earnings (deficit), beginning of period......................   (539,741)     75,624
Preferred share dividends.............................................     (2,182)     (2,312)
                                                                        ---------  -----------
Retained earnings (deficit), end of period............................  $(534,996)  $ 103,351
                                                                        ---------  -----------
                                                                        ---------  -----------
Basic earnings per Common share.......................................  $    0.06   $    0.38

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                          1999           1998
                                                                        ---------    ------------
                                                                                     (RESTATED--
                                                                                     SEE NOTE 3)
                                                                               (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings........................................................  $   6,927    $     30,039
  Items not affecting cash
    Depreciation and amortization.....................................     19,786          17,926
    Amortization of debt issue costs..................................      1,401           1,947
    Equity and other losses (earnings) of associated companies........        140          (3,548)
  Other, including net changes in other non-cash balances.............    (67,180)        (40,125)
                                                                        ---------    ------------
                                                                          (38,926)          6,239
                                                                        ---------    ------------
Investing
  Business acquisitions...............................................         --         (88,334)
  Construction of new facilities......................................     (4,975)         (4,279)
  Purchase of insurance invested assets...............................    (49,869)        (52,529)
  Proceeds on disposition and maturities of insurance invested
    assets............................................................     47,551          38,867
  Purchase of property and equipment..................................     (6,615)         (6,037)
  Proceeds on disposition of assets...................................    187,143              --
                                                                        ---------    ------------
                                                                          173,235        (112,312)
                                                                        ---------    ------------
Financing
  Issue of Common shares, before income tax recovery..................         --              71
  Increase in long-term debt..........................................      4,168         185,034
  Repayment of long-term debt.........................................   (130,216)        (61,223)
  Common share dividends..............................................         --          (7,334)
  Preferred share dividends...........................................     (2,157)         (2,312)
  Debt issue costs....................................................     (4,022)        (10,373)
  Repayment of current indebtedness...................................    (17,440)             --
                                                                        ---------    ------------
                                                                         (149,667)        103,863
                                                                        ---------    ------------
Decrease in cash and cash equivalents during the period...............    (15,358)         (2,210)
Effect of foreign exchange adjustment.................................       (172)             16
Cash and cash equivalents, beginning of period........................     94,141          36,767
                                                                        ---------    ------------
Cash and cash equivalents, end of period..............................  $  78,611    $     34,573
                                                                        ---------    ------------
                                                                        ---------    ------------

Cash and cash equivalents include cash and term deposits.

Supplementary disclosure
  Cash paid for:
    Interest..........................................................  $  63,937    $     36,271
    Taxes.............................................................      3,355          10,552
  Non-cash debt and share consideration on acquisitions...............         --          13,701

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

    There is substantial doubt about the appropriateness of the going concern assumption because of recent losses and continued negative cash flows. There is also uncertainty as to the Company's ability to refinance the pass-through asset trust senior guaranteed notes (the "PATS senior notes") which may be redeemed on October 1, 1999 and which require refinancing by September 15, 1999 under the terms of amended credit agreements. In the event that the Company cannot mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption, the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian and/or U.S. bankruptcy laws.

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

FINANCING

    As a result of expected negative cash flow from operations during 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193,000,000, of which $126,500,000 was used to reduce indebtedness; and

    - Completed negotiations with the lenders under its bank credit agreement, Management Equity Investment Plan ("MEIP") bank term credit agreement, Series D and E senior amortizing notes and one privately held note agreement (collectively, the "Credit Agreements"), resulting in revised lending agreements effective March 31, 1999. The revised lending agreements:

       - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's March 31, 1999 major asset sale;

       - Increase effective interest rates or applicable margins;

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. FINANCIAL CONDITION (CONTINUED)
       - Amend certain existing financial covenants and add other financial covenants;

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

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 and should be

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

    The provisions were applied retroactively with restatement of prior period financial statements to January 1, 1993, which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for its financial statement amounts presented under United States generally accepted accounting principles. As a result of adopting the new Canadian standard, the cumulative effect to opening retained earnings at January 1, 1998 was a decrease of $22,730,000. The cumulative effect on the consolidated balance sheet at December 31, 1998 is an increase in cemetery property and names and reputations of approximately $463,000,000 primarily due to effects of acquisition accounting and a corresponding increase in future income tax liability of approximately $486,000,000. The effect on the interim consolidated statement of operations for the three months ended March 31, 1998 was a decrease to net earnings of approximately $361,000.

(b) STATEMENT OF CASH FLOWS

    The Company adopted CICA Handbook Section 1540, Cash Flow Statements, for the year ended December 31, 1998. The provisions were applied retroactively with restatement of prior period financial statements. Under Section 1540, non-cash investing and financing activities are excluded from the statement of cash flows and are disclosed as supplementary information to the Statement of Cash Flows.

NOTE 4. DISPOSITIONS

    On March 31, 1999, the Company sold 124 funeral homes and three cemeteries for gross proceeds of $193,000,000 resulting in a 1998 pre-tax impairment charge of $301,605,000, and no further gain or loss as at March 31, 1999, based on the carrying value of the net assets of the businesses sold. However, pursuant to the purchase agreement, the purchase price is subject to a number of adjustments to be determined in 1999.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5. INVESTMENTS

(a) PRIME SUCCESSION HOLDINGS, INC. ("PRIME")

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

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assessed that its investment suffered a decline in value that is other than temporary and wrote down its investment based on an assumed distribution of Prime's shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5. INVESTMENTS (CONTINUED)
estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability has been recorded reflecting an accrual of the expected loss on the option reduced by the remaining carrying value of Prime.

    The Company recognized a loss of $140,000 and income of $1,387,000 for the three month periods ended March 31, 1999 and 1998, respectively, relating to its investment in Prime. Summarized financial data for Prime are presented as follows:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                                 1999          1998
                                                                             ------------  ------------
                                                                                    (UNAUDITED)
Income statement information:
  Revenue..................................................................   $   25,794    $   26,585
  Gross margin.............................................................        9,835         9,874
  Earnings from operations.................................................        6,076         6,305
  Payment-in-kind dividend.................................................        1,190         1,746
  Net loss attributable to common shareholders.............................       (1,076)       (1,649)

                                                          MARCH 31,     DECEMBER 31,
                                                             1999           1998
                                                         ------------   ------------
                                                         (UNAUDITED)
Balance sheet information:
  Current assets.......................................    $ 23,418       $ 22,820
  Non-current assets...................................     365,526        368,302
                                                         ------------   ------------
  Total assets.........................................     388,944        391,122

  Current liabilities..................................      15,251         15,952
  Non-current liabilities..............................     254,469        256,060
                                                         ------------   ------------
  Total liabilities....................................     269,720        272,012

  Shareholders' equity.................................     119,224        119,110

(b) ROSE HILLS HOLDINGS CORP. ("RH HOLDINGS")

    The Company owns 204.5454 shares of Rose Hills common stock, representing 20.45% of Rose Hills' voting common stock, and 100% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock.

    Rose Hills holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5. INVESTMENTS (CONTINUED)
$285,000,000 of which $130,000,000 was funded by Blackstone and the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RHC and is being amortized over 40 years.

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

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/ Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

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

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assessed that its investment suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Rose Hills' shareholder's equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company has estimated the expected Put option price on the sixth anniversary, the first date the option becomes exercisable, based on the Company's best estimate of EBITDA at that time and the relevant

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5. INVESTMENTS (CONTINUED)
formula in the Put/Call Agreement. The Company has accrued a contingent loss based upon the difference between the estimated option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on current market conditions. Such amount could change based on changes in the estimated future value of the business. A net liability has been recorded reflecting an accrual of the expected loss on the option, offset by the remaining carrying value of Rose Hills.

    Under generally accepted accounting principles, the Company cannot recognize earnings on its investment in Rose Hills that would increase the investment above its written down value at December 31, 1998. Future losses, if any, resulting from the investment in Rose Hills will first offset any deferred earnings and any excess will be charged against current operating results. For the three months ended March 31, 1999 the Company deferred earnings of $683,000, and for the three months ended March 31, 1998 recognized income of $2,164,000 relating to its investment in Rose Hills. Summarized financial data for Rose Hills are presented as follows:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                                 1999          1998
                                                                             ------------  ------------
                                                                                    (UNAUDITED)
Income statement information:
  Revenue..................................................................   $   21,791    $   22,679
  Gross margin.............................................................       18,664        18,937
  Earnings from operations.................................................        6,721         6,920
  Payment-in-kind dividend.................................................        2,602         2,365
  Net earnings (loss) attributable to common shareholders..................          105          (982)

                                                          MARCH 31,     DECEMBER 31,
                                                             1999           1998
                                                         ------------   ------------
                                                         (UNAUDITED)
Balance sheet information:
  Current assets.......................................    $ 22,302       $ 23,011
  Non-current assets...................................     298,847        298,922
                                                         ------------   ------------
  Total assets.........................................     321,149        321,933

  Current liabilities..................................      16,710         20,488
  Non-current liabilities..............................     173,440        173,153
                                                         ------------   ------------
  Total liabilities....................................     190,150        193,641

  Shareholders' equity.................................     130,999        128,292

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. DEBT

CURRENT INDEBTEDNESS

    A subsidiary of the Company has a $49,020,000 revolving receivables finance facility (the "Receivables Finance Facility") through a subsidiary of one of its bank lenders. Under the terms of the agreement, new receivables are added to the pool each month to offset collections from existing receivables. Another subsidiary of the Company services, administers and collects the receivables. The Receivables Finance Facility contains certain covenants and provides for various events of termination. This facility is secured by a pledge of the cemetery receivables held by the subsidiary and as of September 15, 1999 no further receivables can be added to the pool. At March 31, 1999 the balance outstanding on the Receivables Finance Facility was $48,782,000 (December 31, 1998--$66,222,000), which represents the maximum amount available to the Company based on eligible receivables which secure the loan. The Receivables Finance Facility bears interest at a floating rate based on commercial paper rates (March 31, 1999-- 7.80%). The Receivables Finance Facility is also subject to a commitment fee ranging from 1.10%-3.25% of the total facility amount, depending on certain financial ratios.

LONG-TERM DEBT

                                                                         MARCH 31,     DECEMBER 31,
                                                                            1999           1998
                                                                        ------------   ------------
                                                                        (UNAUDITED)
Bank credit agreement.................................................   $  253,013     $  330,000
Management Equity Investment Plan ("MEIP") bank term credit agreement
  due in 2000.........................................................       82,901         97,292
9.62% Series D senior amortizing notes due in 2003....................       36,518         42,857
6.49% Series E senior amortizing notes due in 2004....................       30,432         42,857
7.50% Series 1 senior notes due in 2001...............................      225,000        225,000
7.75% Series 3 senior notes due in 2001...............................      125,000        125,000
8.25% Series 2 and 4 senior notes due in 2003.........................      350,000        350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000)...........      132,521        130,676
7.20% Series 6 senior notes due in 2003...............................      200,000        200,000
7.60% Series 7 senior notes due in 2008...............................      250,000        250,000
6.70% PATS senior notes...............................................      300,000        300,000
Present value of notes issued for legal settlements discounted at an
  effective interest rate of 7.75%....................................       37,103         38,147
Present value of contingent consideration payable on acquisitions
  discounted at an effective interest rate of 8.0%....................        4,838         19,785
Other, principally arising from vendor financing of acquired operations or long-term debt assumed on acquisitions, bearing interest at fixed and floating rates varying from 4.8% to 14.0%,
  certain of which are secured by assets of certain subsidiaries......      110,909        116,400
                                                                        ------------   ------------
                                                                          2,138,235      2,268,014

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. DEBT (CONTINUED)

                                                                         MARCH 31,     DECEMBER 31,
                                                                            1999           1998
                                                                        ------------   ------------
                                                                        (UNAUDITED)
Less current portion:
  Bank credit agreement...............................................      253,013        330,000
  MEIP bank term credit agreement due in 2000.........................       82,901         97,292
  9.62% Series D senior amortizing notes due in 2003..................       36,518         42,857
  6.49% Series E senior amortizing notes due in 2004..................       30,432         42,857
  6.70% PATS senior notes.............................................      300,000        300,000
  Other...............................................................       39,384         61,117
                                                                        ------------   ------------
                                                                            742,248        874,123
                                                                        ------------   ------------
                                                                         $1,395,987     $1,393,891
                                                                        ------------   ------------
                                                                        ------------   ------------

(a) The Company completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements, effective March 31, 1999. The revised lending agreements:

    - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600,000,000 to $293,720,000 after application of a portion of the net proceeds from the Company's March 31, 1999 major asset sale;

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

(b) In 1996, the Company, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. DEBT (CONTINUED)
pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At March 31, 1999, the indebtedness owed to the senior lending group subject to the collateral trust agreement, including holders of certain letters of credit, aggregated $2,012,000,000.

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

(c) The Company's bank credit agreement and MEIP bank term credit agreement bear interest at floating rates (10.50% at March 31, 1999), based on U.S. LIBOR rates or the prime lending rates of certain banks, plus an applicable margin.

(d) The PATS senior notes are due in 2009, however they are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on October 1, 1999. The PATS senior notes bear interest at a rate of 6.70% until October 1, 1999, at which time, if no redemption election occurs, the interest rate will be reset at a fixed annual rate of 6.05% plus an adjustment equal to the Company's then current credit spread to the ten-year United States Treasury rate (see Note 9(b)).

(e) Repayment of the senior amortizing notes commenced September 1997 for Series D and February 1998 for Series E, all in equal annual amounts to the respective due dates. In March 1999, however, early principal payments of $6,339,000 and $5,283,000 were made against the Series D and E senior amortizing notes, respectively, and the Series D senior amortizing notes were amended to defer the September 1999 principal payment of $8,571,000 to January 2000.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7. PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)
    Summarized financial data for LGII are presented as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1999         1998
                                                              -----------  -----------
                                                                           (RESTATED --
                                                                           SEE NOTE 3)
                                                                    (UNAUDITED)
Income statement information:
  Revenue...................................................   $ 280,295    $ 287,360
  Gross margin..............................................      92,161      101,245
  Earnings from operations..................................      48,126       63,654
  Net loss..................................................     (29,276)        (262)

                                                                              MARCH 31,    DECEMBER 31,
                                                                                 1999          1998
                                                                             ------------  ------------
                                                                             (UNAUDITED)
Balance sheet information:
  Current assets...........................................................   $  234,345    $  236,014
  Non-current assets.......................................................    3,749,691     3,904,500
                                                                             ------------  ------------
  Total assets.............................................................    3,984,036     4,140,514

  Current liabilities......................................................      841,321     1,207,708
  Non-current liabilities..................................................    3,474,176     3,237,888
                                                                             ------------  ------------
  Total liabilities........................................................    4,315,497     4,445,596

  Shareholders' deficiency.................................................     (331,461)     (305,082)

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

    In March, 1999 the Company announced that payment of future MIPS dividends would be deferred.

    The Company has guaranteed certain payment obligations of LGII to LGC and of LGC to the MIPS holders. The guarantees are subordinated to all liabilities of the Company and are unsecured.

NOTE 8. LEGAL CONTINGENCIES

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP. ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)
S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996. In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-Sl Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-Sl Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. Plaintiffs seek a class action. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)
    On April 17, 1998 the trial court in the DUFFY lawsuit declined to grant the defendants' exception seeking to dismiss the plaintiffs' class action allegations on the face of the pleadings. On April 23, 1998 the defendants filed a Notice of Intent to Seek Supervisory Writs with the Court of Appeal from the trial court's April 17, 1998 judgment, and the trial court granted the defendants' motion for a stay of all proceedings pending a ruling by the Court of Appeal on the supervisory writ application. The defendants filed their Application for Supervisory Writs with the Louisiana Fourth Circuit Court of Appeal on June 5, 1998.

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. The Company filed an opposition to the application. On April 30, 1999, the Lousiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

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

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Plaintiffs sought a class action. On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

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

    On January 29, 1999, the state court heard argument on the plaintiffs' motion to compel discovery and the Company's exceptions of venue and RES JUDICATA. On February 3, 1999, the court denied both exceptions and granted the motion to compel discovery, ruling that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar this particular sub-class of potential plaintiffs. On February 26, 1999, the Company filed supervisory writs on these rulings, and requested a stay of the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)
discovery ruling pending a decision on the writ application. The Fourth Circuit granted the Company's writ application on March 25, 1999, finding that under the RES JUDICATA doctrine as stated in the Fourth Circuit's DUFFY decision, relitigation of the plaintiffs' class action claims was forever barred in Louisiana courts by denial of the class certification in the FELDHEIM case. Accordingly, the Fourth Circuit reversed the trial court's denial of the Company's RES JUDICATA exception, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. It also remanded the case to the trial court for a hearing on the plaintiffs' motion to compel discovery, but it instructed that any discovery requests that are not related to the individual plaintiffs' claims should be denied.

    On March 29, 1999, the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. The Company filed an opposition to the application. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

SECURITIES CLASS ACTIONS

    Since December 1998, Loewen has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Loewen Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. are named as defendants in two suits (with Loewen, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)

    The complaints generally make allegations concerning, among other things, Loewen's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidate all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. The cases pending in the Eastern District of New York have been stayed pending a ruling by the MDL Panel. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New York entered into a written stipulation filed with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has scheduled oral argument on this issue for May 21, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. THE LOEWEN GROUP INC., ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. V. RAYMOND L. LOEWEN ET AL., 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND L. LOEWEN ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL., No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN V. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS), 99-CV-553; COLLINS V. THE LOEWEN GROUP INC., ET AL., 99-CV-261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC. ET AL., 99-CV-443; GERSH V. THE LOEWEN GROUP INC., 98-CV-7893; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., 99-CV-164; HARRIS V. THE LOEWEN GROUP INC., ET AL., 99-CV-153; and SALEM V. THE LOEWEN GROUP INC., ET AL., 99-CV-351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. On April 15, 1999, Judge O'Neill entered an order consolidating all of the above-described cases in the Eastern District of Pennsylvania, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appoints the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, orders the filing of a Consolidated Amended Complaint within 45 days, and requires the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint.

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

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)
in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial date has been set for July 12, 1999.

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

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. This amount is based on her claim that the shares she received were represented to have a value of $7,800,000 at the time of the agreement, and at the time the complaint was filed those shares had a value that was approximately one third of the original represented value. Her claimed damages may change as the price of Loewen's Common shares fluctuates. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the Share Purchase Agreement. She also seeks a declaration that until she is indemnified for

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. LEGAL CONTINGENCIES (CONTINUED)
her losses she is not obligated to transfer property that pursuant to the Agreement LGII has the option to purchase for a specified price pursuant to the Share Purchase Agreement.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

(a) CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    The Company has identified and accrued for contingent losses arising from the exercise of the Put/ Call Agreements in connection with its investments in Prime and Rose Hills (see Note 5).

(b) CONTINGENCY RELATED TO PATS SENIOR NOTES

    The PATS senior notes aggregating $300,000,000 are held by a trust for the benefit of the holders of the pass-through asset trust securities due October 1, 1999. The trust has a put option that entitles the trust to redeem the PATS senior notes on October 1, 1999 to refund the repayment of the pass-through asset trust securities under circumstances where no funding is tendered pursuant to a competitive bidding process. If the put option is exercised, the Company is obligated to pay the trust for any loss with respect of an interest rate option based on a ten-year U.S. treasury rate of 6.05% on October 1, 1999. At March 31, 1999, the option value was $17,149,000. The option value will change based on changes in the ten-year U.S. treasury rate.

NOTE 10. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11. SEGMENTED INFORMATION

    In 1998 the Company adopted Section 1701, Segment Disclosures, of the Handbook of the Canadian Institute of Chartered Accountants, which changes the way the Company reports information about its operating segments.

    The Company's reportable segments are comprised of the three businesses it operates, funeral homes, cemeteries and insurance, each of which offers different products and services. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the 1998 annual financial statements. The information for the three months ended March 31, 1998 has been restated to conform to the 1999 presentation.

FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)     FUNERAL     CEMETERY    INSURANCE     OTHER     CONSOLIDATED
------------------------------------------------  -----------  -----------  ----------  ----------  ------------
Revenue earned from external sales
  1999..........................................  $   175,431  $   111,613  $   23,761  $       --   $  310,805
  1998..........................................      171,595      115,273      22,868          --      309,736

Earnings (loss) from operations
  1999..........................................  $    52,948  $    23,987  $    4,556  $  (21,405)  $   60,086
  1998..........................................       53,675       32,495       3,615     (19,035)      70,750

Total assets, as at:
  March 31, 1999 (unaudited)....................  $ 2,049,997  $ 1,973,474  $  276,663  $  166,599   $4,466,733
  December 31, 1998.............................    2,059,422    2,175,663     276,098     162,725    4,673,908

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                              (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance segments.................   $   81,491    $   89,785
Other expenses of operations:
  General and administrative expenses................................................      (19,080)      (16,005)
  Depreciation and amortization......................................................       (2,347)       (3,029)
  Other..............................................................................           22            (1)
                                                                                       ------------  ------------
  Total earnings from operations.....................................................   $   60,086    $   70,750
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                           1999         1998
                                                                        -----------  -----------
                                                                                     (RESTATED--
                                                                                     SEE NOTE 3)
                                                                              (UNAUDITED)
EARNINGS
Net earnings in accordance with Canadian GAAP.........................   $   6,927    $  30,039
Less effects of differences in accounting for:
  Insurance operations................................................         707          701
  Stock options.......................................................         (22)         (36)
                                                                        -----------  -----------
Net earnings before cumulative effect of a change in accounting
  principle...........................................................   $   7,612    $  30,704
Cumulative effect of adopting SOP 98-5 as of January 1, 1998..........          --       (5,000)
                                                                        -----------  -----------
Net earnings in accordance with United States GAAP....................   $   7,612    $  25,704

Other comprehensive income:
  Foreign currency translation adjustments............................         (51)         637
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period.......      (7,912)       4,736
    Less: reclassification adjustment for gains included in net
      income..........................................................      (1,459)        (976)
                                                                        -----------  -----------
Comprehensive income in accordance with United States GAAP............   $  (1,810)   $  30,101
                                                                        -----------  -----------
                                                                        -----------  -----------

BASIC EARNINGS PER COMMON SHARE

    Basic earnings per Common share in accordance with United States GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ------------------------
                                                                                              1999         1998
                                                                                           -----------  -----------
                                                                                                 (UNAUDITED)
Net earnings before cumulative effect of a change in accounting principle................   $   7,612    $  30,704
Less: Preferred share dividends..........................................................       2,182        2,312
                                                                                           -----------  -----------
Net earnings before cumulative effect of a change in accounting principle attributable to
  Common shareholders....................................................................   $   5,430    $  28,392
                                                                                           -----------  -----------
                                                                                           -----------  -----------
Weighted average number of shares outstanding............................................      74,061       73,930
Basic earnings before cumulative effect of a change in accounting principle per Common
  share..................................................................................   $    0.07    $    0.38
                                                                                           -----------  -----------
                                                                                           -----------  -----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheet that differ from those reported under Canadian GAAP are as follows:

                                                               MARCH 31, 1999            DECEMBER 31, 1998
                                                         --------------------------  --------------------------
                                                           CANADIAN       UNITED       CANADIAN       UNITED
                                                             GAAP      STATES GAAP       GAAP      STATES GAAP
                                                         ------------  ------------  ------------  ------------
                                                                (UNAUDITED)
Assets
  Receivables, net of allowances.......................   $  204,481    $  204,481    $  221,679    $  221,920
  Long-term receivables, net of allowances.............      546,596       544,767       647,092       655,193
  Insurance invested assets............................      269,567       267,714       266,661       270,809
  Other assets.........................................      158,092       182,472       164,503       187,760

Liabilities and Shareholders' Equity
  Other liabilities....................................      370,035       364,448       399,304       394,377
  Insurance policy liabilities.........................      171,795       201,653       166,920       196,230
  Future income tax liabilities........................      200,961       198,110       208,939       212,378
  Common shares........................................    1,274,163     1,300,535     1,274,096     1,300,428
  Deficit..............................................     (534,996)     (530,659)     (539,741)     (536,089)
  Accumulated other comprehensive income:
    Unrealized gains on securities available for sale,
      net of tax.......................................           --        (2,434)           --         6,937
  Foreign exchange adjustment..........................       13,889       (15,108)       13,940       (15,057)

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at April 30, 1999, the Company operated 1,116 funeral homes and 429 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at April 30, 1999, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

RISKS AND UNCERTAINTIES

BASIS OF PRESENTATION

    The Company's Interim Consolidated Financial Statements have been prepared on a going concern basis in accordance with Canadian GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

    There is substantial doubt about the appropriateness of the going concern assumption because of recent losses and continued negative cash flows. There is also uncertainty as to the Company's ability to refinance the $300 million of pass-through asset trust senior guaranteed notes due 2009 (the "PATS Senior Notes") by September 15, 1999, on terms satisfactory to the lenders under its bank credit agreement, MEIP bank term credit agreement, Series D and E senior amortizing notes and one privately held note agreement (collectively, the "Credit Agreements") revised on March 31, 1999. In the event that the Company cannot mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption, the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian and/or U.S. bankruptcy laws.

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management expects that the actions already taken or planned, some of which are described below, will mitigate the adverse conditions and events that raise doubts about the validity of the "going concern" assumption used in preparing these financial statements. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    During the second half of 1998 the Company curtailed its acquisition program and undertook a number of steps to improve profitability and cash flow from operations:

    - In June 1998, the Company began the consolidation of many operational and administrative functions in the Trevose, Pennsylvania office to the Burnaby, British Columbia head office. In January 1999, the Company announced the further consolidation of most of the remaining functions, cemetery accounting, trust administration and information systems, leaving only the receivable collections function remaining in Trevose. This consolidation is expected to reduce costs and improve information and control to support decision making;

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

FINANCING

    As a result of expected negative cash flow from operations during 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193 million of which $126.5 million was used to reduce indebtedness; and

    - Completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements effective March 31, 1999. The revised lending agreements:

       - Provide for no further borrowings and reduce the bank credit agreement, including letters of credit, from $600 million to $294 million after application of a portion of the net proceeds from the Company's March 31, 1999 major asset sale;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
       - Require the suspension of all Common share, Preferred share and MIPS dividend payments;

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

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months ended March 31, 1999 and 1998, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings (losses) of associated companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. See Note 11 to the Interim Consolidated Financial Statements.

                                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                   MARCH 31,             MARCH 31,
                                                              --------------------  --------------------
                                                                1999       1998       1999       1998
                                                              ---------  ---------  ---------  ---------
                                                                 (IN MILLIONS)        (IN PERCENTAGES)
Revenue
  Funeral...................................................  $   175.4  $   171.6       56.4       55.4
  Cemetery..................................................      111.6      115.2       35.9       37.2
  Insurance.................................................       23.8       22.9        7.7        7.4
                                                              ---------  ---------
    Total...................................................  $   310.8  $   309.7      100.0      100.0
                                                              ---------  ---------
                                                              ---------  ---------
Gross margin
  Funeral...................................................  $    73.6  $    72.6       42.0       42.3
  Cemetery..................................................       30.2       37.2       27.1       32.3
  Insurance.................................................        4.6        3.6       19.2       15.8
                                                              ---------  ---------
    Total...................................................      108.4      113.4       34.9       36.6
Expenses
  General and administrative................................       28.5       24.7        9.2        8.0
  Depreciation and amortization.............................       19.8       17.9        6.4        5.8
                                                              ---------  ---------
  Earnings from operations..................................       60.1       70.8       19.3       22.8
  Interest on long-term debt................................       44.8       35.0       14.4       11.3
  Dividends on preferred securities of subsidiary...........        1.8        1.8        0.6        0.6
  Income taxes..............................................        6.4        7.5       47.5       22.0
                                                              ---------  ---------
                                                                    7.1       26.5        2.3        8.6
  Equity and other earnings (losses) of associated
    companies...............................................       (0.2)       3.5       (0.1)       1.1
                                                              ---------  ---------
  Net earnings..............................................  $     6.9  $    30.0        2.2        9.7
                                                              ---------  ---------
                                                              ---------  ---------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    Due to severe liquidity constraints and the need to generate cash, in late 1998 the Company identified certain properties which it would consider selling at their fair value. On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193 million resulting in a 1998 pre-tax impairment charge of $301.6 million, and no further gain or loss as at March 31, 1999 based on the carrying value of the net assets of the businesses sold. However, pursuant to the purchase agreement, the purchase price is subject to a number of adjustments to be determined in 1999. The Company recorded a pre-tax impairment loss of $32.3 million in 1998 on a smaller group of properties considered probable for sale. The impairment losses were based on management estimates and as a result, actual results, when determined, could differ significantly from these estimates. The operating results of these locations have been included in the Company's Interim Consolidated Financial Statements for the three months ended March 31, 1999. Results for properties that have been sold will not be included in the Company's results after the date of sale, resulting in a decrease in revenue and associated expenses.

    Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Consolidated revenue increased slightly by 0.3% to $310.8 million for the three months ended March 31, 1999 from $309.7 million in 1998, as increased funeral and insurance revenues were offset by a decline in cemetery revenues. Consolidated gross margin decreased 4.4% to $108.4 million for the three months ended March 31, 1999 from $113.4 million during the same period in 1998, as the slight revenue improvement was outpaced by operating cost increases in cemetery operations. As a percentage of revenue, consolidated gross margin decreased to 34.9% for the three months ended March 31, 1999 from 36.6% during the comparable period in 1998, principally due to the decline in cemetery gross margin, partially offset by improvement in insurance gross margin, as discussed below.

    Funeral revenue increased 2.2% to $175.4 million for the three months ended March 31, 1999 compared to $171.6 million for the same period in 1998, primarily due to revenue from 1998 acquisitions and slightly improved pricing. The average funeral service revenue increased by 0.3%, while the number of funeral services performed at locations in operation for the three months ended March 31, 1998 and 1999 declined by 2.4% from 1998 to 1999. Overall funeral gross margin as a percentage of funeral revenue decreased slightly to 42.0% in 1999 from 42.3% in 1998.

    Cemetery revenue decreased 3.2% to $111.6 million in the three months ended March 31, 1999 compared to $115.2 million in 1998, primarily due to a decline in pre-need sales and lower investment income on trust funds, and cemetery gross margin decreased to 27.1% in 1999 from 32.3% in 1998, due to the decline in revenue and increase in certain operating costs. Cemetery revenue will decline further in future quarters due to the disposition of 124 cemetery properties.

    Insurance revenue increased 3.9% to $23.8 million for the three months ended March 31, 1999 from $22.9 million during the same period in 1998. The increase in revenues was primarily due to the continuing expansion of the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin increased to 19.2% for 1999 from 15.8% in 1998, primarily due to the implementation of the Company's insurance products in and expansion into several states and the elimination of intercompany commission costs.

    General and administrative expenses, as a percentage of revenue, increased to 9.2% for the three month period ended March 31, 1999 from 8.0% during the same period in 1998. The increase in general and administrative expenses in 1999 is a result of increased activities, including professional fees and costs, associated with the strategic alternative evaluation process and general business improvement activities currently underway.

    Depreciation and amortization expenses for the three months ended March 31, 1999 were 10.4% higher than the same period in 1998, primarily due to acquisitions made in 1998, partially offset by the write offs in 1998 of various depreciable assets.

    Interest expense on long-term debt increased by $9.8 million for the three months ended March 31, 1999 compared to the same period in 1998, primarily as a result of additional borrowings by the Company to finance its previous acquisition programs and working capital needs and the related higher financing costs.

    The income tax expense of $6.4 million and an effective tax rate of 47.5% for the three months ended March 31, 1999 compares to an income tax expense of $7.5 million and an effective tax rate of 22.0% for the same period during 1998. For the three months ended March 31, 1998 the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures did not produce similar benefits in the current period because the Company was unable to fully realize the tax benefit from its interest expense. The Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions. In addition to generating a gain or loss for tax purposes, the disposition of certain locations may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at March 31, 1999. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the period such dispositions become probable.

    The Company determined that its investment in Rose Hills Holding Corp. ("Rose Hills") and Prime Succession Holdings, Inc. ("Prime") had suffered a decline in value that was other than temporary and wrote down its investments as of December 31, 1998 based upon the assumed distribution of shareholders' equity of Rose Hills and Prime. For the three months ended March 31, 1999, the Company recorded equity losses of associated companies of $0.2 million, as a result of Prime's losses for the period. Under generally accepted accounting principles, the Company cannot recognize earnings on its investment in Rose Hills that would increase the investment above its written down value at December 31, 1998. Future equity losses, if any, resulting from the investment in Rose Hills will first offset any deferred earnings and any excess will be charged against current operating results. For the three months ended March 31, 1999, the Company deferred earnings of $0.7 million. See Note 5 to the Company's Interim Consolidated Financial Statements.

    The Company had net earnings of $6.9 million for the three months ended March 31, 1999, a decrease of $23.1 million compared to net earnings of $30.0 million during the same period in 1998. Earnings were $0.06 per share compared to earnings of $0.38 per share in 1998. The decrease in net earnings and earnings per share for 1999 were primarily due to the decrease in operating earnings, higher general and administrative costs, and the additional borrowings by the Company to finance its previous acquisition programs and working capital needs and the related higher financing costs.

ACQUISITIONS, INVESTMENTS, CAPITAL EXPENDITURES AND DISPOSITIONS

    Beginning in the second half of 1998, the Company virtually ceased its acquisition program. The Company has acquired one small cemetery during the three months ended March 31, 1999. During the same period in 1998, the Company acquired 34 funeral homes and 33 cemeteries for consideration of approximately $102 million. The Company expects acquisitions during 1999 to be minimal.

    On March 31, 1999, the Company completed the sale of 124 cemeteries and three funeral homes to an investor group led by McCown De Leeuw & Co., a private investment firm. The Company received gross proceeds of $193.0 million. The investor group included two former officers of the Company. The Company has a smaller group of properties which is considered probable for sale. The Company recorded a pre-tax impairment loss of $333.9 million in 1998 on individual properties contained in the above groups.

    Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. As a result, no additional impairment losses during the three months ended March 31, 1999 have been recognized since future sales of other properties are not determinable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) cemeteries has required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred.

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

    As a result of continued negative cash flow from operations in 1999, scheduled debt maturities in 1999 and its current financial position, on March 31, 1999 the Company:

    - Sold 124 cemeteries and three funeral homes for gross proceeds of $193.0 million of which $126.5 million was used to reduce indebtedness; and

    - Completed negotiations with the lenders under the Credit Agreements resulting in revised lending agreements which provide for no further borrowings.

    In addition to taking steps to improve profitability and cash flow throughout the organization, the Company has also reviewed its cemetery pre-need sales strategy and, to improve cash flow, began implementing changes to the terms and conditions of cemetery pre-need sales. These changes include: setting minimum contract terms; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

    The Company plans to finance its operations and capital expenditures in 1999 from existing cash balances, cash flow from operations and proceeds from further asset sales.

    There is no certainty that these and other strategies will be sufficient to permit the Company to continue, or that the Company will be able to refinance the PATS Senior Notes on terms satisfactory to the lenders under the Credit Agreements by September 15, 1999. In the event that such actions and strategies are not successful, either the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian and/or U.S. bankruptcy laws.

    The Company's past objective has been to maintain its long-term debt/equity ratio, on average, in a range of 1.0:1 to 1.5:1. Historically, due to the timing of its acquisition program, the Company's long-term debt/equity ratio typically rose to the high end of the range, and then was reduced substantially by an equity issue. However, as a result of the Company's recent poor operating results and negative cash flow requiring increased borrowing for working capital needs, at March 31, 1999, the Company's long-term debt/equity ratio was 2.3:1. The Company does not have current plans to issue equity in 1999.

    The Company's balance sheet at March 31, 1999 as compared to December 31, 1998, reflects changes principally from the disposition of properties and related reduction and amendment of the Company's lending agreements, as well as from ongoing operating activities.

INDEBTEDNESS

    On March 31, 1999, the $600 million Revolving Credit Agreement was reduced to a $294 million facility as part of the revised lending agreements relating to the Credit Agreements. The Revolving Credit Agreement is secured in the manner described below under "Collateral Trust Agreement."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    LGII also has outstanding $300 million of PATS Senior Notes. The PATS Senior Notes are held by a trust for the benefit of the holders of pass-through asset trust securities due October 1, 1999 (the "PATS Trust"). The PATS Senior Notes bear interest at a rate of 6.70% until October 1, 1999 (the "Reset Date"), at which time the interest rate will be reset (the "Reset Rate") for the balance of the term of the PATS Senior Notes at a fixed annual rate of 6.05% plus an adjustment equal to LGII's then-current credit spread to the ten-year U.S. Treasury rate on the Reset Date. In connection with the issuance of the PATS Senior Notes, LGII granted a put option to the PATS Trust that, in effect, entitles the PATS Trust to redeem the PATS Senior Notes, in whole but not in part, on the Reset Date. The PATS Trust will exercise the put option if the interest rate at the Reset Date is greater than the Reset Rate. The PATS Senior Notes are guaranteed by Loewen and secured in the manner described below under "Collateral Trust Agreement."

    LGII has outstanding six series of senior guaranteed notes aggregating $1.2 billion (the "Senior Notes") issued in March and October of 1996 and May 1998. The Senior Notes are guaranteed by Loewen and bear interest rates ranging from 7.20% to 8.25% and have initial terms of five to ten years. LGII also has outstanding one series of senior amortizing notes (the "Series E Amortizing Notes") in the amount of $30 million. The Series E Amortizing Notes are guaranteed by Loewen, bear an interest rate of 6.49% and have an initial term of ten years.

    Loewen has outstanding Cdn. $200 million of 6.10% Series 5 Guaranteed Notes, due 2002 (the "Series 5 Senior Notes"). The Series 5 Senior Notes are guaranteed by LGII and secured in the manner described below under "Collateral Trust Agreement." In addition, Loewen also has outstanding one series of senior amortizing notes (the "Series D Amortizing Notes") in the amount of $37 million. The Series D Amortizing Notes are guaranteed by LGII and bear an interest rate of 9.62% and have an initial term of ten years. A subsidiary of Loewen has a $83 million secured bank term credit agreement maturing in July 2000 (the "MEIP Loan"), implemented in connection with the 1994 Management Equity Investment Plan.

    A subsidiary of Loewen has a receivable financing facility of $49.0 million. The subsidiary has cemetery installment contract receivables and funeral receivables with a carrying value of approximately $165.4 million. The facility is secured by a pledge of the receivables held by the subsidiary. At March 31, 1999, $48.8 million was outstanding under the facility.

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the Series 1-7 Senior Notes, the Series D and E Amortizing Notes, the Revolving Credit Agreement, the MEIP Loan and the PATS Senior Notes, as well as holders of certain letters of credit. In addition, there are various covenants that prohibit liens on the assets of the non-guaranteeing subsidiaries. At March 31, 1999, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated approximately $2.0 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESTRICTIONS

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

    In connection with the issuance of the Monthly Income Preferred Securities ("MIPS") by Loewen Group Capital, L.P. ("LGC") in August 1994, Loewen is guarantor of a Series A Junior Subordinated Debenture due August 31, 2024 issued by LGII (the "Series A Debenture"). Under the terms of the Series A Debenture, Loewen may not pay dividends on its Common shares if (i) there shall have occurred any event that, with the giving of notice or the lapse of time or both, would constitute an Event of Default (as defined in the Series A Debenture),
(ii) Loewen is in default with respect to payment of any obligations under certain related guarantees or (iii) LGII shall have given notice of its election to select an Extension Period (as defined in the Series A Debenture), and such period, or any extension thereof, shall be continuing. For further information regarding the MIPS, see Note 7 to the Company's Interim Consolidated Financial Statements.

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

    As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by mid-1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established a task force and a review process to monitor remaining implementation plans and to determine whether all remaining areas

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) have been assessed and evaluated, resources identified and remediation completed on a timely basis. A summary of the Company's work plan and status is as follows:

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    It is difficult to accurately project what the potential risks and ramifications to the Company may be in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, will be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with progress made to date and current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company's debt instrument sensitivity to floating interest rates is based on approximately 90% and 10% of the Company's floating rate debt being based in the United States and Canada, respectively. Accordingly, changes in U.S. and Canadian interest rates affect the interest paid on the Company's debt. To reduce the impact of fluctuations in U.S. and Canadian interest rates, the Company generally manages interest rates such that 50% to 80% of the total debt is fixed rate debt. Interest rates are managed either by long-term borrowings or by entering into interest rate swap or option transactions. After allowing for the effect of the interest rate swaps at March 31, 1999, the Company's total debt has been converted into approximately $1.8 billion of fixed rate debt at a weighted average rate of 7.5% and approximately $346 million of floating interest rate debt at a weighted average rate of 8.7%. After allowing for the effect

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) of the interest rate swaps, a one percent increase in the various floating rate debt indices would cause an approximately $3.5 million increase in the Company's annual interest expense.

    The Company's PATS Senior Notes have an embedded option whereby the PATS trust has the ability to put the $300 million debt back to the Company at October 31, 1999, should the debt not be purchased by investors at the redemption date. Provided the option is exercised the Company will be required to pay the PATS trust the value of the option, if any. The value of the option at March 31, 1999, is approximately $17.2 million and will fluctuate based on the 10-year U.S. Treasury rate and a strike price of 6.05%. Should the debt be purchased by investors the notes will have a 10-year maturity with a fixed rate of 6.05% plus an adjustment equal to the Company's then current credit spread.

    The countries in which the Company has foreign operations are generally stable politically and economically and are not highly inflationary. The Company hedges a portion of its net investment in foreign assets. The foreign currency denominated debt acts as a hedge on foreign currency denominated earnings provided there is not an operating loss in the foreign currency denominated segment.

EQUITY-PRICE RISK MANAGEMENT

    The sale of prearranged funeral services, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, or managing trusts that have significant investment in mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in prearranged funeral trusts do not result in significant current income fluctuation as the income is not realized until services are performed. Investments in pre-need cemetery merchandise trusts and insurance invested assets predominately hold fixed income securities. These investments are generally held to maturity. Accordingly, any unrealized gains or losses created by fluctuations in interest rates will not be realized. The Company manages the mix of equities and fixed income securities in accordance with policies set by the Investment Committee which is comprised of members of senior management. The Investment Committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

MARKET SENSITIVE FINANCIAL INSTRUMENTS RISK MANAGEMENT

    For certain assets and liabilities, the table presents principal cash flows and the related average interest rates by expected maturity dates for instruments held at March 31, 1999. For interest rate swaps, the table presents the notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS
                                 MARCH 31, 1999
                          (THOUSANDS OF U.S. DOLLARS)

YEAR TO MATURITY               1999     2000      2001      2002      2003    THEREAFTER     TOTAL     FAIR VALUE
---------------------------  --------  -------  --------  --------  --------  ----------   ----------  ----------
LIABILITIES
Fixed rate US $ debt.......  $404,740  $28,455  $372,030  $ 13,101  $562,113   $282,191    $1,662,630  $ 816,590
  Average rate.............       7.3%     7.9%      7.6%      7.9%      7.9%       7.6%          7.6%
Fixed rate Cdn. $ debt.....       825      608       312   132,809       312      1,341       136,207     67,182
  Average rate.............       8.0%     8.0%      8.0%      6.1%      8.0%       8.0%          6.2%
Floating rate US $ debt....   385,187      560       700       518       577        639       388,181    251,202
  Average rate.............       9.0%     8.0%      8.0%      8.0%      8.0%       8.0%          9.0%

PREFERRED SECURITIES
Monthly Income Preferred
  Securities...............        --       --        --        --        --     75,000        75,000     15,187
  Average rate.............        --       --        --        --        --        9.5%          9.5%
First Preferred Shares,
  Series C.................        --       --        --        --        --    157,146       157,146     27,988
  Average rate.............        --       --        --        --        --        6.0%          6.0%

INTEREST RATE DERIVATIVES
INTEREST RATE SWAPS
US$ pay fixed -- US$
  receive variable.........    25,000       --    50,000        --        --         --        75,000       (940 )
  Average pay rate.........       5.8%      --       6.2%       --        --         --           6.0%
  Average receive rate.....       5.0%      --       5.0%       --        --         --           5.0%
Cdn.$ pay fixed -- Cdn.$
  receive variable.........        --       --        --    46,382        --         --        46,382        476
  Average pay rate.........        --       --        --       5.9%       --         --           5.9%
  Average receive rate.....                                    6.1%                               6.1%
INTEREST RATE OPTIONS
US$ PATS senior notes put
  option (10 year)
  Notional Amount..........   300,000       --        --        --        --         --       300,000    (17,149 )
  Strike Rate..............       6.1%      --        --        --        --         --           6.1%
CROSS-CURRENCY INTEREST
  RATE SWAP
US$ floating to GBP
  floating.................        --       --        --    10,921        --         --        10,921         26
  Average pay rate.........        --       --        --       6.8%       --         --           6.8%
  Average receive rate.....        --       --        --       5.2%       --         --           5.2%

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

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

    On January 6, 1999, the Fourth Circuit Court of Appeal granted supervisory writs, reversed the trial court judgment overruling the exception of RES JUDICATA, maintained the exception of RES JUDICATA and dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. The Company filed an opposition to the application. On April 30, 1999, the Lousiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

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

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Plaintiffs sought a class action. On October 22, 1998, plaintiffs in LUENING filed a "First Amended Petition for Damages." Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

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

    On March 29, 1999, the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court, and asked that the writ application be consolidated with the application for writ of certiorari filed by the DUFFY plaintiffs. The Company filed an opposition to the application. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding and it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's interim consolidated financial statements.

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

SECURITIES CLASS ACTIONS

    Since December 1998, Loewen has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Loewen Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. are named as defendants in two suits (with Loewen, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital, L.P.

    The complaints generally make allegations concerning, among other things, Loewen's internal controls, accounting practices, financial disclosures and acquisition practices. The Loewen Defendants have filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to consolidate all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania. The cases pending in the Eastern District of New York have been stayed pending a ruling by the MDL Panel. Counsel for the plaintiffs in the actions currently pending in the Eastern District of New York entered into a written stipulation filed with the MDL Panel agreeing to the transfer of their cases to the Eastern District of Pennsylvania. The MDL Panel has scheduled oral argument on this issue for May 21, 1999.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. THE LOEWEN GROUP INC. ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC. ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY ET AL. V. RAYMOND L. LOEWEN ET AL., 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND L. LOEWEN ET AL.,

99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC. ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL, No. 99-11340.

    The complaints filed in the United States District Court for the Eastern District of New York are: COHEN V. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS), 99-CV-553; COLLINS V. THE LOEWEN GROUP INC., ET AL., 99-CV-261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC. ET AL., 99-CV-443; GERSH V. THE LOEWEN GROUP INC., 98-CV-7983; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., 99-CV-164; HARRIS V. THE LOEWEN GROUP INC., ET AL., 99-CV-153; and SALEM V. THE LOEWEN GROUP INC., ET AL., 99-CV-351.

    The Pennsylvania cases have all been assigned to Judge Thomas O'Neill. On April 15, 1999, Judge O'Neill entered an order consolidating all of the above-described cases in the Eastern District of Pennsylvania, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appoints the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, orders the filing of a Consolidated Amended Complaint within 45 days, and requires the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

    (a) There were no material defaults.

    (b) In March 1999, the Company suspended future dividends on its Common shares, Preferred shares and MIPS and pursuant to the Credit Agreements is prohibited from declaring such dividends in the future. As of May 12, 1999, the cumulative dividends in arrears on the Preferred shares were approximately $2.2 million and the cumulative dividends in arrears on the MIPS were approximately $0.9 million.

ITEM 5. OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

    In 1999, funeral gross margin is expected to be approximately 35% to 40% and cemetery gross margin is expected to be approximately 25% to 30%. Management believes that the aggregate purchase price for acquisitions in 1999 will be minimal. The foregoing statements and certain other statements made in this Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Interim Consolidated Financial Statements have been prepared on a going concern basis in accordance with Canadian GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If the going concern basis was not appropriate, then significant adjustments in the Interim Consolidated Financial Statements would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used. There is substantial doubt about the appropriateness of the going concern assumption because of recent losses and continued negative cash flow. There is also uncertainty as to the Company's ability to refinance the PATS Senior Notes which may be redeemed on October 1, 1999 and which require refinancing by September 15, 1999 under the terms of amended credit agreements. In the event that the Company cannot mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption, the Company or its creditors may initiate proceedings for the liquidation or reorganization of the Company under Canadian and/or U.S. bankruptcy laws.

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

    4. DISPOSITIONS. On March 31, 1999 one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193 million. A smaller group of properties is considered probable for sale.

    Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable, other than noted above. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

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

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions. In addition to generating a gain or loss for tax purposes, the disposition of certain locations may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at March 31, 1999. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the period such dispositions become probable.

    6. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to implement various aspects of its strategic initiative to maximize value, (ii) the cost and availability of the Company's financing arrangements (including interest rates on short- and long-term debt and the availability of equity capital which may be affected by whether the Company's securities continue to be listed on the Exchanges), (iii) the number of Common shares outstanding, (iv) competition, (v) the accounting treatment of acquisitions, dispositions and the valuation of assets, (vi) the level of the Company's general and administrative costs, (vii) changes in or application of applicable accounting principles and governmental regulations, (viii) the outcome of legal proceedings, (ix) the ability of the Company and third parties to achieve Year 2000 Issue compliance on a timely basis, and (x) the ability of the Company to retain and motivate its employees, including senior management and critical staff.

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.1.2   Second Amendment, dated for reference May 15, 1996, to Note Agreement, dated for reference
             September 1, 1993, among Loewen, LGII and institutions named therein, re Series D Notes (4)

   4.1.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (5)

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

   4.3.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (see Exhibit 4.1.3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994 (1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent") (6)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996 (7)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997 (7)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997 (8)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997 (8)

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

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (9)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994 (9)

   4.12    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Series 1 and 2 Senior Guaranteed Notes of LGII (3)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
   4.13    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.14    Form of Global Series 1 and 2 Exchange Notes of LGII (4)

   4.15    Form of Physical Series 1 and 2 Exchange Notes of LGII (4)

   4.16    Form of Senior Guarantee of LGII's Series 1 and 2 Exchange Notes (included in Exhibit 4.14 or
             4.15)

   4.17.1  Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among
             LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman,
             Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (8)

   4.17.2  Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (see Exhibit 4.1.3)

   4.18    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgors (4)

   4.19    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes (6)

   4.20    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.21    Form of Global Series 3 and 4 Exchange Notes of LGII (10)

   4.22    Form of Physical Series 3 and 4 Exchange Notes of LGII (10)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Exchange Notes (included in Exhibit 4.21 or
             4.22)

   4.24    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The
             Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Guaranteed Notes
             (11)

   4.25    Form of Series 5 Guaranteed Notes of LGII (11)

   4.26    Form of Loewen Guarantee of LGII's Series 5 Notes (11)

   4.27    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Series 5 Senior Guaranteed
             Notes due 2009 (11)

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (11)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.32    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (12)

   4.33    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes (13)

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII (14)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII (14)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (8)

 *10.4     Form of Indemnification Agreement with Outside Directors (16)

 *10.5     Form of Indemnification Agreement with Officers (16)

 *10.6     Form of Loewen Severance Agreement (16)

 *10.7     Loewen Severance Pay Plan (16)

 *10.8     1994 Management Equity Investment Plan (the "MEIP") (16)

 *10.9     Form of Executive Agreement executed by participants in the MEIP (9)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998 (5)

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998 (5)

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998 (5)

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999 (5)

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

 *10.18    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (6)

 *10.19    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.20.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.20.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (8)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 *10.21    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (6)

 *10.22    Employment Agreement, dated March 21, 1997, by and between Loewen and Thomas C. Hardy (5)

 *10.23    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (8)

 *10.24    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (8)

 *10.25    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (8)

 *10.26    Employment Agreement, dated October 26, 1998, by and between Loewen and Peter S. Hyndman (5)

 *10.27.1  Employment Agreement, dated November 30, 1998, by and between Loewen and Robert Lundgren (5)

 *10.27.2  Severance Agreement, dated as of November 30, 1998, by and between Loewen and Robert Lundgren (5)

 *10.27.3  Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren (5)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (17)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (18)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII (17)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone
             Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
             Direct, L.P. ("RHI") (19)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI (19)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI (19)

  99.7     Form of Letter of Transmittal (20)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
  99.8     Form of Notice of Guaranteed Delivery (20)

  99.9     Standstill Agreement dated as of December 31, 1998, by and between Loewen, Thomas M. Taylor and
             TMI-FW, Inc. (21)

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

 (5) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1998, filed on April 15, 1999 (File No. 1-12163).

 (6) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (7) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (8) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

 (9) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (10) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

 (11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

 (12) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

 (13) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

 (14) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

 (15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

 (16) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

 (17) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

 (18) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

 (19) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

 (20) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

 (21) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated December 30, 1998, filed January 4, 1999

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the first quarter of fiscal 1999:

FILING DATE                         ITEM NUMBER         DESCRIPTION
----------------------------  ------------------------  ----------------------------------------------------------
January 4, 1999 (dated        Item 5. Other Events      Description of a Standstill Agreement by and among Loewen,
December 30, 1998)                                      Thomas M. Taylor, a director of the Company, and TMI-FW,
                                                        Inc., a corporation controlled by Mr. Taylor, and filing
                                                        of Standstill Agreement.

January 19, 1999 (dated       Item 5. Other Events      Press release confirming that options being considered by
January 15, 1999)                                       the Company include sales of assets.

January 25, 1999 (dated       Item 5. Other Events      Press release naming outside director John S. Lacey as
January 22, 1999)                                       Chairman of the Board.

March 2, 1999 (dated March    Item 5. Other Events      Press release announcing cemetery asset sale to investor
1, 1999)                                                group.

March 9, 1999 (dated March    Item 5. Other Events      Press release announcing that the Board has deferred the
8, 1999)                                                April 1 dividend payment on the Company's Convertible
                                                        First Preferred Shares, Series C.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE LOEWEN GROUP INC.

Dated: May 11, 1999                     By:    /s/ ROBERT B. LUNDGREN
                                        Name:  Robert B. Lundgren
                                        Title:   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: May 11, 1999                     By:    /s/ DWIGHT K. HAWES
                                        Name:  Dwight K. Hawes
                                        Title:   SENIOR VICE-PRESIDENT, CORPORATE CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -----------

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

   4.1.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (5)

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

   4.3.3   Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (see Exhibit 4.1.3)

   4.4     Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994 (1)

   4.5.1   Amended and Restated 1994 MEIP Credit Agreement, dated as of June 14, 1994, amended and restated
             as of May 15, 1996 (the "MEIP Credit Agreement"), by and between Loewen Management Investment
             Corporation, in its capacity as agent for LGII ("LMIC"), Loewen and the banks listed therein
             (the "MEIP Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP
             Agent") (6)

   4.5.2   First Amendment to the MEIP Credit Agreement, dated as of December 2, 1996 (7)

   4.5.3   Second Amendment to the MEIP Credit Agreement, dated as of April 30, 1997 (7)

   4.5.4   Third Amendment to the MEIP Credit Agreement, dated as of May 21, 1997 (8)

   4.5.5   Fourth Amendment to the MEIP Credit Agreement, dated as of September 29, 1997 (8)

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

   4.10    Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee with respect to 9.45% Junior Subordinated
             Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen (9)

   4.11    MIPS Guarantee Agreement, dated August 15, 1994 (9)

   4.12    Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to
             Series 1 and 2 Senior Guaranteed Notes of LGII (3)

   4.13    Form of Senior Guarantee of LGII's Series 1 and 2 Notes (included in Exhibit 4.13)

   4.14    Form of Global Series 1 and 2 Exchange Notes of LGII (4)

   4.15    Form of Physical Series 1 and 2 Exchange Notes of LGII (4)

   4.16    Form of Senior Guarantee of LGII's Series 1 and 2 Exchange Notes (included in Exhibit 4.14 or
             4.15)

   4.17.1  Amended and Restated Credit Agreement, dated as of March 27, 1998 ("BMO Credit Agreement"), among
             LGII, as borrower, Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman,
             Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent (8)

   4.17.2  Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which
             Loewen is a party (see Exhibit 4.1.3)

   4.18    Collateral Trust Agreement, dated as of May 15, 1996, among Bankers Trust Company, as trustee,
             Loewen, LGII and various other pledgors (4)

   4.19    Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes (6)

   4.20    Form of Senior Guarantee of LGII's Series 3 and 4 Notes (included in Exhibit 4.22)

   4.21    Form of Global Series 3 and 4 Exchange Notes of LGII (10)

   4.22    Form of Physical Series 3 and 4 Exchange Notes of LGII (10)

   4.23    Form of Senior Guarantee of LGII's Series 3 and 4 Exchange Notes (included in Exhibit 4.21 or
             4.22)

   4.24    Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The
             Trust Company of Bank of Montreal, as trustee, with respect to the Series 5 Guaranteed Notes
             (11)

   4.25    Form of Series 5 Guaranteed Notes of LGII (11)

   4.26    Form of Loewen Guarantee of LGII's Series 5 Notes (11)

   4.27    Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and
             State Street Bank and Trust Company, as trustee, with respect to the Series 5 Senior Guaranteed
             Notes due 2009 (11)

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (11)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

   4.32    Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration
             Statement No. 333-29443 (12)

   4.33    Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State
             Street Bank and Trust Company, as trustee, with respect to the Series 6 and 7 Notes (13)

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII (14)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII (14)

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

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (8)

 *10.4     Form of Indemnification Agreement with Outside Directors (16)

 *10.5     Form of Indemnification Agreement with Officers (16)

 *10.6     Form of Loewen Severance Agreement (16)

 *10.7     Loewen Severance Pay Plan (16)

 *10.8     1994 Management Equity Investment Plan (the "MEIP") (16)

 *10.9     Form of Executive Agreement executed by participants in the MEIP (9)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998 (5)

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998 (5)

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998 (5)

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999 (5)

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

 *10.18    Employment Letter, dated March 10, 1995, by Raymond L. Loewen to Paul Wagler (6)

 *10.19    Employment Agreement, dated March 17, 1995, by and between Loewen, LGII and Lawrence Miller (1)

 *10.20.1  Employment Agreement, dated March 17, 1995, by and between Loewen and William R. Shane ("Shane
             Employment Agreement") (1)

 *10.20.2  Amendment No. 1 to Shane Employment Agreement, dated February 23, 1998, by and between Loewen and
             William R. Shane (8)

 *10.21    Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert
             O. Wienke (6)

 *10.22    Employment Agreement, dated March 21, 1997, by and between Loewen and Thomas C. Hardy (5)

 *10.23    Employment Agreement, dated October 31, 1997, by and between Loewen and Michael G. Weedon (8)

 *10.24    Severance Agreement, dated November 4, 1997, by and between Loewen and Douglas J. McKinnon (8)

 *10.25    Employment Agreement, dated January 30, 1998, by and between Loewen and Brad Stam (8)

 *10.26    Employment Agreement, dated October 26, 1998, by and between Loewen and Peter S. Hyndman (5)

 *10.27.1  Employment Agreement, dated November 30, 1998, by and between Loewen and Robert Lundgren (5)

 *10.27.2  Severance Agreement, dated as of November 30, 1998, by and between Loewen and Robert Lundgren (5)

 *10.27.3  Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren (5)

  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

  27       FINANCIAL DATA SCHEDULE

  99       ADDITIONAL EXHIBITS

  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition
             Corp. (17)

  99.2     Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore
             Capital Partners II L.P. ("Blackstone Offshore"), Blackstone Family Investment Partnership II
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (18)

  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone Family,
             PSI and LGII (17)

  99.4     Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp.
             ("Rose Hills"), Blackstone, Blackstone Rose Hills Offshore Capital Partners L.P. ("Blackstone
             Rose Hills"), Blackstone Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
             Direct, L.P. ("RHI") (19)

  99.5     Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore,
             Blackstone Family, Blackstone Rose Hills, LGII, RDI, Loewen and RHI (19)

  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone,
             Blackstone Rose Hills, Blackstone Family, RDI, LGII and RHI (19)

  99.7     Form of Letter of Transmittal (20)

  99.8     Form of Notice of Guaranteed Delivery (20)

  99.9     Standstill Agreement dated as of December 31, 1998, by and between Loewen, Thomas M. Taylor and
             TMI-FW, Inc. (21)

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

 (5) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1998, filed on April 15, 1999 (File No. 1-12163).

 (6) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

 (7) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

 (8) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

 (9) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

 (10) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

 (11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

 (12) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

 (13) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

 (14) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

 (15) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated April 18, 1995, filed May 5, 1995 (File No. 0-18429)

 (16) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

 (17) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

 (18) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

 (19) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

 (20) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

 (21) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated December 30, 1998, filed January 4, 1999