Form 10-Q
period 1999-06-30
LOEWEN GROUP INC
filed 1999-08-13
CIK 845577

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

                  For the quarterly period ended June 30, 1999

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of July 30, 1999 was 74,144,270.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                                                PAGE
                                                                                                           ---------

PART I.    FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS
           as of June 30, 1999 and December 31, 1998.....................................................          1

           CONSOLIDATED STATEMENTS OF OPERATIONS AND
           RETAINED EARNINGS (DEFICIT)
             for the Three Months Ended June 30, 1999 and 1998 and
             the Six Months Ended June 30, 1999 and 1998.................................................          2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months Ended June 30, 1999 and 1998...............................................          3

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS............................................          4

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS............................................................................         18

           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................         27

PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS.....................................................................         29

           ITEM 3. DEFAULTS ON SENIOR SECURITIES.........................................................         30

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................................         31

           ITEM 5. OTHER INFORMATION.....................................................................         31

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................         33

SIGNATURES...............................................................................................         41

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                      JUNE 30,    DECEMBER
                                                                        1999      31, 1998
                                                                      ---------  -----------
                                                                      (UNAUDITED)
                                           ASSETS
Current assets
  Cash and term deposits............................................  $  85,063   $  94,141
  Receivables, net of allowances....................................    183,266     203,772
  Inventories.......................................................     33,344      34,482
  Prepaid expenses..................................................     15,995       8,916
                                                                      ---------  -----------
                                                                        317,668     341,311
Long-term receivables, net of allowances............................    565,097     664,999
Cemetery property...................................................  1,185,077   1,235,847
Property and equipment..............................................    792,931     825,985
Names and reputations...............................................    733,009     748,665
Insurance invested assets...........................................    268,556     266,661
Future income tax assets............................................     10,289      12,003
Prearranged funeral services........................................    433,141     413,934
Other assets........................................................    141,115     164,503
                                                                      ---------  -----------
                                                                      $4,446,883  $4,673,908
                                                                      ---------  -----------
                                                                      ---------  -----------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Current indebtedness............................................  $  39,452   $  66,222
    Accounts payable and accrued liabilities........................     96,229     170,134
    Long-term debt, current portion.................................     15,039     874,123
                                                                      ---------  -----------
                                                                        150,720   1,110,479
  Long-term debt, net of current portion............................     52,267   1,393,891
  Other liabilities.................................................    355,734     399,304
  Insurance policy liabilities......................................    175,852     166,920
  Future income tax liabilities.....................................    198,690     208,939
  Deferred prearranged funeral services revenue.....................    433,141     413,934
Liabilities subject to compromise...................................  2,274,529          --
Preferred securities of subsidiary..................................         --      75,000
Shareholders' equity
  Common shares.....................................................  1,276,411   1,274,096
  Preferred shares..................................................    157,146     157,146
  Deficit...........................................................   (641,830)   (539,741)
  Foreign exchange adjustment.......................................     14,223      13,940
                                                                      ---------  -----------
                                                                        805,950     905,441
                                                                      ---------  -----------
                                                                      $4,446,883  $4,673,908
                                                                      ---------  -----------
                                                                      ---------  -----------

Commitments and contingencies (Notes 1 and 8)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                  ----------------------  ----------------------
                                                    1999        1998        1999        1998
                                                  ---------  -----------  ---------  -----------
                                                             (RESTATED--             (RESTATED--
                                                               NOTE 5)                 NOTE 5)
                                                       (UNAUDITED)             (UNAUDITED)
Revenue
  Funeral.......................................  $ 149,660   $ 151,168   $ 325,091   $ 322,763
  Cemetery......................................     90,568     124,545     202,181     239,818
  Insurance.....................................     23,860      26,210      47,621      49,078
                                                  ---------  -----------  ---------  -----------
                                                    264,088     301,923     574,893     611,659
Costs and expenses
  Funeral.......................................     99,654      95,492     201,433     194,522
  Cemetery......................................     72,305      91,476     153,692     169,558
  Insurance.....................................     18,660      21,350      37,857      40,594
                                                  ---------  -----------  ---------  -----------
                                                    190,619     208,318     392,982     404,674
                                                  ---------  -----------  ---------  -----------
                                                     73,469      93,605     181,911     206,985
Expenses
  General and administrative....................     25,600      24,312      54,170      49,016
  Depreciation and amortization.................     19,417      18,080      39,203      36,006
  Provision for asset impairment................     15,112          --      15,112          --
                                                  ---------  -----------  ---------  -----------
                                                     60,129      42,392     108,485      85,022
                                                  ---------  -----------  ---------  -----------
Earnings from operations........................     13,340      51,213      73,426     121,963
Interest on long-term debt......................     32,139      40,436      77,000      75,450
Dividends on preferred securities of
  subsidiary....................................      1,199       1,772       2,971       3,544
Reorganization costs............................     67,163          --      67,163          --
Other expenses (income).........................     13,813      (2,992)     13,953      (6,540)
                                                  ---------  -----------  ---------  -----------
Earnings (loss) before income taxes.............   (100,974)     11,997     (87,661)     49,509
Income taxes....................................      4,356       1,755      10,742       9,228
                                                  ---------  -----------  ---------  -----------
Net earnings (loss) for the period..............  $(105,330)  $  10,242   $ (98,403)  $  40,281

Retained earnings (deficit), beginning of
  period........................................   (534,996)    103,351    (539,741)     75,624
Common share dividends..........................         --      (7,496)         --      (7,496)
Preferred share dividends.......................     (1,504)     (2,281)     (3,686)     (4,593)
                                                  ---------  -----------  ---------  -----------
Retained earnings (deficit), end of period......  $(641,830)  $ 103,816   $(641,830)  $ 103,816
                                                  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------
Basic earnings (loss) per Common share..........  $   (1.44)  $    0.11   $   (1.38)  $    0.48

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          1999       1998
                                                                        ---------  ---------
                                                                                   (RESTATED--
                                                                                    NOTE 5)
                                                                            (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss).................................................  $ (98,403) $  40,281
  Items not affecting cash
    Depreciation and amortization.....................................     39,203     36,006
    Amortization of debt issue costs..................................      2,759      4,774
    Provision for asset impairment and other expenses (income)........     29,065     (6,540)
    Non-cash reorganization costs.....................................     58,643         --
  Other, including net changes in other non-cash balances.............    (46,792)  (118,538)
                                                                        ---------  ---------
                                                                          (15,525)   (44,017)
                                                                        ---------  ---------
Investing
  Proceeds on disposition of assets...................................    192,836      4,672
  Purchase of property and equipment..................................    (12,733)   (20,095)
  Construction of new facilities......................................     (8,047)    (8,068)
  Purchase of insurance invested assets...............................    (94,111)  (104,533)
  Proceeds on disposition and maturities of insurance invested
    assets............................................................     91,870     86,819
  Business acquisitions...............................................         --   (194,107)
  Investments, net....................................................         --     (2,269)
                                                                        ---------  ---------
                                                                          169,815   (237,581)
                                                                        ---------  ---------
Financing
  Increase in long-term debt..........................................      6,286    816,199
  Repayment of long-term debt.........................................   (132,926)  (509,145)
  Repayment of current indebtedness...................................    (26,770)        --
  Debt issue costs....................................................     (6,054)   (18,449)
  Issue of Common shares, before income tax recovery..................         --      1,483
  Common share dividends..............................................         --     (7,334)
  Preferred share dividends...........................................     (3,686)    (4,593)
                                                                        ---------  ---------
                                                                         (163,150)   278,161
                                                                        ---------  ---------
Decrease in cash and cash equivalents during the period...............     (8,860)    (3,437)
Effect of foreign exchange adjustment.................................       (218)       (14)
Cash and cash equivalents, beginning of period........................     94,141     36,767
                                                                        ---------  ---------
Cash and cash equivalents, end of period..............................  $  85,063  $  33,316
                                                                        ---------  ---------
                                                                        ---------  ---------
Cash and cash equivalents include cash and term deposits.

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada. On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Wilmington, Delaware, United States. Concurrent with the Chapter 11 filing, the Company and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the United States Bankruptcy Court, the "Bankruptcy Courts"). The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. An Unofficial Unsecured Creditors' Committee has been appointed by the United States Trustee in the Chapter 11 and CCAA proceedings. The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, the Company will be implementing operational and systems improvements while working to restructure its indebtedness.

BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As a result of the Chapter 11 and CCAA proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow, such realization of assets and discharge of liabilities are subject to significant uncertainty.

    The interim consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these interim consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in these interim consolidated financial statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Petition Date debtor-in-possession $200,000,000 revolving credit agreement (the "DIP Facility") and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 11. The United States dollar is the principal currency of the Company's business and accordingly the interim consolidated financial statements are expressed in United States dollars.

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 and should be read in conjunction therewith. Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Company will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Courts. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 and CCAA proceedings. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Courts. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

    Under the United States Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval. Claims for damages resulting from the rejection of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. The Debtors have applied to the U.S. Bankruptcy Court to reject approximately

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED)
200 non-compete agreements. The Debtors intend to make additional applications to reject additional executory contracts.

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that ultimately will be filed with the Bankruptcy Courts, and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts by the Debtors.

    Liabilities subject to compromise applicable to the June 1, 1999 Petition Date, at June 30, 1999 were:

Accounts payable and accrued liabilities........................  $  75,209
9.45% Cumulative Monthly Income Preferred Securities, Series
  A.............................................................     75,000
Bank credit agreements..........................................    341,008
9.62% Series D senior amortizing notes due in 2003..............     36,812
6.49% Series E senior amortizing notes due in 2004..............     30,432
7.50% Series 1 senior notes due in 2001.........................    225,000
7.75% Series 3 senior notes due in 2001.........................    125,000
8.25% Series 2 and 4 senior notes due in 2003...................    350,000
6.10% Series 5 senior notes due in 2002 (Cdn. $200,000,000).....    135,870
7.20% Series 6 senior notes due in 2003.........................    200,000
7.60% Series 7 senior notes due in 2008.........................    250,000
6.70% Pass-through Asset Trust Senior notes ("PATS") and related
  option liability recorded.....................................    309,760
Unsecured promissory notes......................................     85,178
Executory contracts submitted for rejection.....................     35,260
                                                                  ---------
                                                                  $2,274,529
                                                                  ---------
                                                                  ---------

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and undersecured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on certain pre-Petition Date debt obligations totaled $13,718,000 for the three and six month periods ended June 30, 1999.

    In 1996, the Company, Loewen Group International, Inc. ("LGII") and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED) subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the collateral trust agreement, including holders of certain letters of credit, aggregated $2,016,000,000.

    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. The MIPS are due August 31, 2024 and are subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. The Company has guaranteed certain payment obligations of LGII to LGC and of LGC to the MIPS holders. The guarantees are subordinate to all liabilities of the Company and are unsecured.

    A subsidiary of the Company, which is not included in the Chapter 11 or CCAA filings, has a receivables finance facility (the "Receivables Finance Facility") provided by a subsidiary of one of the Company's bank lenders. The Receivables Finance Facility is secured by a pledge of the receivables held by the subsidiary (June 30, 1999--$142,000,000). Another subsidiary of the Company services, administers and collects the receivables. As a result of the Chapter 11 filing by the Company, there has been an Early Termination Event under the Receivables Finance Facility and it is being paid down according to its terms. The lender has commenced applying 100% of the cash collected from the underlying receivables to the repayment of the outstanding balance. At June 30, 1999, the balance outstanding on the Receivables Finance Facility was $39,452,000 (December 31, 1998--$66,222,000). The Receivables Finance Facility bears interest at a floating rate based on U.S. Prime plus a premium of 2% (June 30, 1999--9.75%). The Receivables Finance Facility is also subject to a commitment fee of 3.25% of the total facility amount of $50,000,000, depending on certain financial ratios.

    LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the DIP Facility, a Petition Date $200,000,000 revolving credit agreement. The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50,000,000. As at June 30, 1999, there were no borrowings under the DIP Facility and letters of credit approximating $5,000,000 outstanding.

    Loans made under the DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A commitment fee of 0.50% is charged on the unused portion of the DIP Facility. Related financing fees have been deferred and are being amortized over the two-year life of the DIP Facility.

    The DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, inter-company payments, capital expenditures,

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED) and minimum levels of operating cash flow, gross margin and revenue. As of June 30, 1999 LGII is in compliance with the DIP Facility covenants.

NOTE 4. REORGANIZATION COSTS

    Reorganization costs for the three and six month periods ended June 30, 1999 were as follows:

Executory contracts submitted for rejection........................  $  27,228
Deferred debt issue costs written off..............................     21,655
PATS option liability recorded.....................................      9,760
Professional fees and other costs..................................      8,520
                                                                     ---------
                                                                     $  67,163
                                                                     ---------
                                                                     ---------

    Professional fees include accounting, legal and consulting services provided to the Company and the Unofficial Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11 and CCAA.

NOTE 5. CHANGE IN ACCOUNTING PRINCIPLES

(a) INCOME TAXES

    Effective with the third quarter of 1998, the Company changed its policy for accounting for income taxes by adopting the provisions of Section 3465, Income Taxes, of the Handbook of the Canadian Institute of Chartered Accountants. Previously, the Company followed the allocation method of accounting for income taxes.

    The provisions were applied retroactively with restatement of prior period financial statements to January 1, 1993, which conforms to the effective date that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for its financial statement amounts presented under United States generally accepted accounting principles. As a result of adopting the new Canadian standard, the cumulative effect to opening retained earnings at January 1, 1998 was a decrease of $22,730,000. The cumulative effect on the consolidated balance sheet at December 31, 1998 is an increase in cemetery property and names and reputations of approximately $463,000,000 primarily due to effects of acquisition accounting and a corresponding increase in future income tax liability of approximately $486,000,000. The effect on the interim consolidated statement of operations for the three and six months ended June 30, 1998 was a decrease to net earnings of approximately $1,405,000 and $1,766,000, respectively.

(b) STATEMENT OF CASH FLOWS

    The Company adopted CICA Handbook Section 1540, Cash Flow Statements, for the year ended December 31, 1998. The provisions were applied retroactively with restatement of prior period financial statements. Under Section 1540, non-cash investing and financing activities are excluded from the statement of cash flows and are disclosed as supplementary information to the interim consolidated statements of cash flows.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. PROVISION FOR ASSET IMPAIRMENT AND OTHER EXPENSES

    Other expenses includes a pre-tax charge of approximately $13,500,000 during the three month period ended June 30, 1999 to reflect contractual adjustments pursuant to the purchase agreement associated with the sale of 124 cemeteries and three funeral homes on March 31, 1999. At December 31, 1998, the Company recorded a pre-tax impairment charge of $301,605,000 relating to the sale.

    The Company has also recorded an additional $15,100,000 pre-tax impairment charge for other properties identified at December 31, 1998 as probable for sale.

NOTE 7. LGII SUMMARIZED FINANCIAL INFORMATION

    LGII serves as the holding company for all United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars. Summarized financial data for LGII are as follows:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                   ------------------------  ------------------------
                                      1999         1998         1999         1998
                                   -----------  -----------  -----------  -----------
                                                (RESTATED--               (RESTATED--
                                                  NOTE 5)                   NOTE 5)
                                         (UNAUDITED)               (UNAUDITED)
Income statement information:
  Revenue........................   $ 235,661    $ 278,320    $ 515,956    $ 565,680
  Gross margin...................      58,478       88,548      150,639      189,793
  Earnings from operations.......      10,247       49,652       58,373      113,306
  Net loss.......................    (115,638)     (13,029)    (144,914)     (13,291)

                                                                  DECEMBER
                                                      JUNE 30,       31,
                                                        1999        1998
                                                      ---------  -----------
                                                      (UNAUDITED)
Balance sheet information:
  Current assets....................................  $ 230,942   $ 218,107
  Non-current assets................................  3,755,772   3,922,407
                                                      ---------  -----------
  Total assets......................................  3,986,714   4,140,514

  Current liabilities...............................    100,905   1,207,708
  Non-current liabilities...........................  4,333,711   3,237,888
                                                      ---------  -----------
  Total liabilities.................................  4,434,616   4,445,596

  Shareholders' deficiency..........................   (447,902)   (305,082)

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. CONTINGENCIES

(a) INVESTMENT CONTINGENCIES--PRIME SUCCESSION HOLDINGS, INC. ("PRIME") AND ROSE HILLS HOLDINGS CORP. ("ROSE HILLS")

    The Company owns 213.2353 shares of Prime common stock, representing 21.8% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owns 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock. Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. The Company also owns 204.5454 shares of Rose Hills common stock, representing 20.45% of Rose Hills' voting common stock, and 100% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock. Rose Hills holds all of the outstanding common stock of Rose Hills Company and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States.

    Under separate Put/Call Agreements for Prime and Rose Hills entered into with Blackstone in August 1996 and November 1996, respectively, the Company has the option to acquire ("Call") Blackstone's Prime and Rose Hills common stock commencing on the fourth anniversary of the acquisitions, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreements. Blackstone has the option to sell ("Put") its Prime and Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisitions, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreements.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interests. The calculated equity value for Prime and Rose Hills is determined at the Put or Call date based on a multiple of approximately 12x-13x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Company, at the Company's option, subject to certain conditions.

    Upon a Call, Blackstone will receive, at a minimum, its original investment plus a 24.1% and 22.5% compound return per annum thereon regardless of the calculated equity value for Prime and Rose Hills, respectively. Any additional equity value attributable to Blackstone common stock interests will be determined on the basis of a formula set forth in the Put/Call Agreements. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreements.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. During the fourth quarter of 1998, due to liquidity concerns of the Company, the performance of Prime and Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, the Company assessed that its investments suffered a decline in value that was other than temporary and wrote down its investments based on an assumed distribution of Prime and Rose Hills shareholders' equity at December 31, 1998 taking into account Blackstone's return under the Put. In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. CONTINGENCIES (CONTINUED)
Company's best estimate of EBITDA at that time and the relevant formula in the Put/Call Agreements. The Company has accrued a contingent loss based upon the difference between the estimated option prices and the Company's estimates of the fair values of Blackstone's equity in Prime and Rose Hills which are based in part on current market conditions. Such amounts could change based on changes in the estimated future values of the businesses. Net liabilities have been recorded reflecting accruals of the expected losses on the options reduced by the remaining carrying values of Prime and Rose Hills.

(b) LEGAL CONTINGENCIES

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE LOEWEN GROUP INTERNATIONAL, INC., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1 and 3 to the Interim Consolidated Financial Statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Unofficial Unsecured Creditors Committee has been appointed by the United States Trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999. There are no material changes to previously reported litigation, except for the stay under the bankruptcy filings and as noted below. Please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for a description of previously reported litigation.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and LGC are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

    The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. CONTINGENCIES (CONTINUED)
    The Judicial Panel on Multidistrict Litigation (the "MDL Panel") granted the Loewen Defendants' motion to consolidate all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania.

    On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania all of the cases listed below as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, ordered the filing of a Consolidated Amended Complaint within 45 days, and required the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint. Subsequent to the Company's bankruptcy filings and before the filing of a Consolidated Amended Complaint, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket. Plaintiffs have filed a motion asking the Court to restore the cases to the active docket for purposes of allowing them to file a Consolidated Amended Complaint against the current and certain additional unnamed individual defendants. The Company and the individual defendants intend to oppose that motion.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. THE LOEWEN GROUP INC., ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC., ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY, ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND L. LOEWEN, ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC., ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN, ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL, No. 99-11340.

    The complaints originally filed in the United States District Court for the Eastern District of New York and now consolidated in the Eastern District of Pennsylvania are: COHEN V. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS), 99-CV-553; COLLINS V. THE LOEWEN GROUP INC., ET AL., 99-CV-261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC., ET AL., 99-CV-443; GERSH V. THE LOEWEN GROUP INC., 98-CV-7983; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., 99-CV-164; HARRIS V. THE LOEWEN GROUP INC., ET AL., 99-CV-153; and SALEM V. THE LOEWEN GROUP INC., ET AL., 99-CV-351.

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

NOTE 8. CONTINGENCIES (CONTINUED)
(c) UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

NOTE 9. CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the interim consolidated statements of cash flows consist of the following:

                                                         JUNE 30,    JUNE 30,
                                                           1999        1998
                                                        -----------  ---------
                                                                     (RESTATED--
                                                                      NOTE 5)
                                                        (UNAUDITED)  (UNAUDITED)
(Increase) decrease in assets
  Receivables, net of allowances......................   $  (3,939)  $   7,877
  Inventories.........................................       1,130        (853)
  Prepaid expenses....................................      (7,354)     (2,032)
  Amounts receivable from cemetery merchandise
    trusts............................................     (53,240)    (41,860)
  Installment contracts, net of allowances............      17,881     (28,982)
  Cemetery property...................................     (16,727)    (22,635)
  Other assets........................................      (3,959)     (5,280)

Increase (decrease) in liabilities, including certain
  liabilities subject to compromise
  Accounts payable and accrued liabilities............      (4,945)    (27,336)
  Other liabilities...................................       1,917       4,283
  Cemetery long-term liabilities......................      14,743       6,222
  Insurance policy liabilities........................       8,932       1,059
  Future income tax liabilities.......................      (2,763)     (7,474)
Other changes in non-cash balances....................       1,532      (1,527)
                                                        -----------  ---------
                                                         $ (46,792)  $(118,538)
                                                        -----------  ---------
                                                        -----------  ---------
Supplemental information:
  Interest paid.......................................   $  77,866   $  89,178
  Taxes paid..........................................       7,357       8,709
  Bad debt expense....................................      24,610      38,706

Non-cash investing and financing activities:
  Non-cash debt and share consideration on
    acquisitions......................................   $   2,280   $  19,301

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10. SEGMENTED INFORMATION

    In 1998 the Company adopted Section 1701, Segment Disclosures, of the Handbook of the Canadian Institute of Chartered Accountants, which changed the way the Company reports information about its operating segments.

    The Company's reportable segments are comprised of the three businesses it operates, funeral homes, cemeteries and insurance, each of which offers different products and services. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the 1998 annual financial statements. The information for the three and six months ended June 30, 1998 has been restated to conform to the 1999 presentation.

   FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)       FUNERAL     CEMETERY     INSURANCE     OTHER     CONSOLIDATED
-----------------------------------------------------  ----------  -----------  -----------  ----------  ------------
Revenue earned from external sales
  1999...............................................  $  149,660   $  90,568    $  23,860   $       --   $  264,088
  1998...............................................     151,168     124,545       26,210           --      301,923

Earnings from operations
  1999...............................................  $   28,338   $  (2,191)   $   5,193   $  (18,000)  $   13,340
  1998...............................................      33,928      26,928        4,853      (14,496)      51,213

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           1999        1998
                                                         ---------  -----------
                                                                    (RESTATED--
                                                                      NOTE 5)
                                                              (UNAUDITED)
Earnings from operations of funeral, cemetery and
  insurance segments...................................  $  31,340   $  65,709
Other expenses of operations:
  General and administrative expenses..................    (15,684)    (14,031)
  Depreciation and amortization........................     (2,316)       (465)
                                                         ---------  -----------
Total earnings from operations.........................  $  13,340   $  51,213
                                                         ---------  -----------
                                                         ---------  -----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10. SEGMENTED INFORMATION (CONTINUED)

 FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED)      FUNERAL       CEMETERY    INSURANCE     OTHER     CONSOLIDATED
-----------------------------------------------  ------------  ------------  ----------  ----------  ------------
Revenue earned from external sales
  1999.........................................  $    325,091  $    202,181  $   47,621  $       --   $  574,893
  1998.........................................       322,763       239,818      49,078          --      611,659

Earnings from operations
  1999.........................................  $     81,286  $     21,796  $    9,749  $  (39,405)  $   73,426
  1998.........................................        87,603        59,423       8,468     (33,531)     121,963

Total assets, as at:
  June 30, 1999 (unaudited)....................  $  2,052,275  $  1,980,183  $  276,882  $  137,543   $4,446,883
  December 31, 1998............................     2,059,422     2,175,663     276,098     162,725    4,673,908

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           1999        1998
                                                         ---------  -----------
                                                                    (RESTATED--
                                                                      NOTE 5)
                                                              (UNAUDITED)
Earnings from operations of funeral, cemetery and
  insurance segments...................................  $ 112,831   $ 155,494
  Other expenses of operations:
  General and administrative expenses..................    (34,742)    (30,037)
  Depreciation and amortization........................     (4,663)     (3,494)
                                                         ---------  -----------
Total earnings from operations.........................  $  73,426   $ 121,963
                                                         ---------  -----------
                                                         ---------  -----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND BASIC EARNINGS PER COMMON SHARE

EARNINGS

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ----------------------  ----------------------
                                                  1999        1998        1999        1998
                                                ---------  -----------  ---------  -----------
                                                           (RESTATED--             (RESTATED--
                                                             NOTE 5)                 NOTE 5)
                                                     (UNAUDITED)             (UNAUDITED)
Net earnings (loss) in accordance with
  Canadian GAAP...............................  $(105,330)  $  10,242   $ (98,403)  $  40,281

Less effects of differences in accounting for:
  Insurance operations........................     (2,540)        881      (1,833)      1,582
  Stock options...............................         --          --         (22)        (36)
  Start-up activities.........................      1,225          --       1,225          --
                                                ---------  -----------  ---------  -----------
Net earnings (loss) before cumulative effect
  of a change in accounting principle.........   (106,645)     11,123     (99,033)     41,827
Cumulative effect of adopting SOP 98-5 as of
  January 1, 1998.............................         --          --          --      (5,000)
                                                ---------  -----------  ---------  -----------
Net earnings (loss) in accordance with United
  States GAAP.................................   (106,645)     11,123     (99,033)     36,827

Other comprehensive income:
  Foreign currency translation adjustments....        334        (138)        283         499

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during the period.......................      2,040       3,358      (5,872)      8,094
    Less: reclassification adjustment for
      gains included in net income............       (861)     (5,947)     (2,320)     (6,923)
                                                ---------  -----------  ---------  -----------
Comprehensive income in accordance with United
  States GAAP.................................  $(105,132)  $   8,396   $(106,942)  $  38,497
                                                ---------  -----------  ---------  -----------
                                                ---------  -----------  ---------  -----------

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
BASIC EARNINGS PER COMMON SHARE

    Basic earnings per Common share in accordance with United States GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ----------------------  ----------------------
                                                     1999        1998        1999        1998
                                                   ---------  -----------  ---------  -----------
                                                              (RESTATED--             (RESTATED--
                                                                NOTE 5)                 NOTE 5)
                                                        (UNAUDITED)             (UNAUDITED)
Net earnings (loss) before cumulative effect of a
  change in accounting principle.................  $(106,645)  $  11,123   $ (99,033)  $  41,827
  Less: Preferred share dividends................      1,504       2,281       3,686       4,593
                                                   ---------  -----------  ---------  -----------
Net earnings (loss) before cumulative effect of a
  change in accounting principle attributable to
  Common shareholders............................  $(108,149)  $   8,842   $(102,719)  $  37,234
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------
Weighted average number of shares outstanding....     74,104      73,952      74,082      73,941
Basic earnings (loss) before cumulative effect of
  a change in accounting principle per Common
  share..........................................  $   (1.46)  $    0.12   $   (1.39)  $    0.50
                                                   ---------  -----------  ---------  -----------
                                                   ---------  -----------  ---------  -----------

(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheets that differ from those reported under Canadian GAAP are as follows:

                                                   JUNE 30, 1999         DECEMBER 31, 1998
                                               ----------------------  ----------------------
                                                            UNITED                  UNITED
                                               CANADIAN     STATES     CANADIAN     STATES
                                                 GAAP        GAAP        GAAP        GAAP
                                               ---------  -----------  ---------  -----------
                                                    (UNAUDITED)
Assets
  Receivables, net of allowances.............  $ 183,266   $ 183,266   $ 203,772   $ 204,013
  Long-term receivables, net of allowances...    565,097     572,826     664,999     673,100
  Insurance invested assets..................    268,556     259,662     266,661     270,809
  Other assets...............................    141,115     167,634     164,503     187,760

Liabilities and Shareholders' Equity
  Other liabilities..........................    355,734     351,269     399,304     394,377
  Insurance policy liabilities...............    175,852     207,616     166,920     196,230
  Future income tax liabilities..............    198,690     197,604     208,939     212,378
  Common shares..............................  1,276,411   1,302,783   1,274,096   1,300,428
  Deficit....................................   (641,830)   (638,809)   (539,741)   (536,089)

Accumulated other comprehensive income:
  Unrealized gains on securities available
    for sale, net of tax.....................         --      (1,255)         --       6,937
  Foreign exchange adjustment................     14,223     (14,774)     13,940     (15,057)

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at July 31, 1999, the Company operated 1,116 funeral homes and 429 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at July 31, 1999, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

FINANCIAL CONDITION

BANKRUPTCY PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Wilmington, Delaware, United States. Concurrent with the Chapter 11 filing, the Company and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada. The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. An Unofficial Unsecured Creditors' Committee has been appointed by the United States Trustee in the Chapter 11 and CCAA proceedings. The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, the Company will be implementing operational and systems improvements while working to restructure its indebtedness.

BASIS OF PRESENTATION

    The accompanying Interim Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As a result of the Chapter 11 and CCAA proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow, such realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Petition Date debtor-in-possession $200 million revolving credit agreement (the "DIP Facility") and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and six months ended June 30, 1999 and 1998, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue except income taxes, which are presented as a percentage of earnings before income taxes and equity and other earnings (losses) of associated companies.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. See Note 10 to the Interim Consolidated Financial Statements.

                                                         THREE MONTHS              THREE MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                   ------------------------  ------------------------
                                                      1999         1998         1999         1998
                                                   -----------  -----------  -----------  -----------
                                                        (IN MILLIONS)             (PERCENTAGES)
Revenue
  Funeral........................................   $   149.6    $   151.2         56.7         50.1
  Cemetery.......................................        90.6        124.5         34.3         41.2
  Insurance......................................        23.9         26.2          9.0          8.7
                                                   -----------  -----------
    Total........................................   $   264.1    $   301.9        100.0        100.0
                                                   -----------  -----------
                                                   -----------  -----------
Gross margin
  Funeral........................................   $    50.0    $    55.7         33.4         36.8
  Cemetery.......................................        18.3         33.1         20.2         26.6
  Insurance......................................         5.2          4.8         21.8         18.5
                                                   -----------  -----------
    Total........................................        73.5         93.6         27.8         31.0

Expenses
  General and administrative.....................        25.6         24.3          9.7          8.1
  Depreciation and amortization..................        19.4         18.1          7.4          6.0
  Provision for asset impairment.................        15.1           --          5.7           --
                                                   -----------  -----------
  Earnings from operations.......................        13.4         51.2          5.1         17.0
  Interest on long-term debt.....................        32.2         40.4         12.2         13.4
  Dividends on preferred securities of
    subsidiary...................................         1.2          1.8          0.5          0.6
  Reorganization costs...........................        67.2           --         25.4           --
  Other expenses (income)........................        13.8         (3.0)         5.2         (1.0)
  Income taxes...................................         4.3          1.8          n/a         19.5
                                                   -----------  -----------
  Net earnings (loss)............................   $  (105.3)   $    10.2        (39.9)         3.4
                                                   -----------  -----------
                                                   -----------  -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Consolidated revenue decreased by 12.5% to $264.1 million for the three months ended June 30, 1999 from $301.9 million in 1998. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenues were significantly affected by the disposition of 124 properties at March 31, 1999 and to a lesser degree by the bankruptcy filings. Insurance revenues increased after excluding 1998 revenues of a subsidiary sold in the fourth quarter of 1998. Consolidated gross margin decreased 21.5% to $73.5 million for the three months ended June 30, 1999 from $93.6 million during the same period in 1998, primarily attributable to the overall revenue decline. Funeral and cemetery margins also declined, due to an increase in operating expenses, while insurance margin improved. As a percentage of revenue, consolidated gross margin decreased to 27.8% for the three months ended June 30, 1999 from 31.0% during the comparable period in 1998.

    Funeral revenue decreased slightly by 1.0% to $149.6 million for the three months ended June 30, 1999 compared to $151.2 million for the same period in 1998, due to lower advanced planning and other revenues, partly, management believes, attributable to the bankruptcy filings. Total funeral services provided increased by 3.1% over the same period in 1998. However, at locations in operation for the three months ended June, 1998 and 1999, the average revenue per funeral service increased by 1.9%, while the number of funeral services performed decreased by 2.0%. Overall funeral gross margin as a percentage of funeral revenue decreased to 33.4% in 1999 from 36.8% in 1998 principally as a result of higher than expected advanced planning costs.

    Cemetery revenue decreased 27.3% to $90.6 million in the three months ended June 30, 1999 compared to $124.5 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by the bankruptcy filing in June and a decline in pre-need sales resulting from contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Cemetery gross margin decreased to 20.2% in 1999 from 26.6% in 1998, primarily due to the decline in revenue, and approximately $2.5 million of charges for estimated environmental remediation projects at certain locations and the effect of fixed costs.

    Insurance revenue decreased 9.0% to $23.9 million for the three months ended June 30, 1999 from $26.2 million during the same period in 1998. However, excluding 1998 revenues of a subsidiary sold in the fourth quarter of 1998, insurance revenues increased by approximately $4.0 million primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin increased to 21.8% for 1999 from 18.5% in 1998, primarily due to the accounting elimination of intercompany commission costs.

    General and administrative expenses, as a percentage of revenue, increased to 9.7% for the three months ended June 30, 1999 from 8.1% during the same period in 1998. The increase in general and administrative expenses in 1999 is a result of increased activities, including professional fees and costs, associated with the strategic alternative evaluation process and internal reorganization activities preceding the bankruptcy filing on June 1, 1999.

    Depreciation and amortization expenses for the three months ended June 30, 1999 were 7.4% higher than the same period in 1998, primarily due to acquisitions made in 1998, partially offset by the write offs in 1998 of various depreciable assets.

    The Company recorded a pre-tax impairment charge of approximately $15.1 million for other properties identified at December 31, 1998 as probable for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Interest expense on long-term debt decreased by $8.3 million for the three months ended June 30, 1999 compared to the same period in 1998. This is due to the suspension of post-Petition Date interest expense and payments for unsecured debt obligations resulting from the Company's bankruptcy filings, offset by pre-Petition Date additional borrowings by the Company to finance its working capital needs and the related higher financing costs. Contractual interest expense not recorded on certain pre-Petition Date debt obligations totaled $13.7 million for the three months ended June 30, 1999.

    Reorganization costs of $67.2 million for the three months ended June 30, 1999 included a charge of approximately $21.7 million for the write off of deferred debt issue costs and $9.8 million for the recording of the PATS option liability, each associated with debt now subject to compromise, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $8.5 million of professional fees for accounting, legal and consulting services provided to the Company and the Creditors' Committee, including other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA.

    Other expenses reflects an additional pre-tax charge of approximately $13.5 million for the three months ended June 30, 1999 relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

    The income tax expense of $4.3 million for the three months ended June 30, 1999 compares to an income tax expense of $1.8 million for the same period during 1998. For the three months ended June 30, 1998 the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures did not produce similar benefits in the current period because the Company was unable to fully realize the tax benefit from its interest expense. Also, the Company was unable to realize the benefit of either the operating loss for the period or the deductible portion of the reorganization expenses incurred in the current period. The Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 1999. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the period such events become probable.

    The Company had a net loss of $105.3 million for the three months ended June 30, 1999, a decrease of $115.5 million compared to net earnings of $10.2 million during the same period in 1998. The loss was $1.44 per share compared to earnings of $0.11 per share in 1998. The decrease in net earnings and earnings per share for 1999 were primarily due to the decrease in operating earnings, higher operating costs, reorganization costs associated with the bankruptcy proceedings, and the additional borrowings by the Company to finance its working capital needs and the related higher financing costs incurred prior to the Company's bankruptcy filing on June 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                          SIX MONTHS                SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                   ------------------------  ------------------------
                                                      1999         1998         1999         1998
                                                   -----------  -----------  -----------  -----------
                                                        (IN MILLIONS)             (PERCENTAGES)
Revenue
  Funeral........................................   $   325.1    $   322.8         56.5         52.8
  Cemetery.......................................       202.2        239.8         35.2         39.2
  Insurance......................................        47.6         49.1          8.3          8.0
                                                   -----------  -----------
    Total........................................   $   574.9    $   611.7        100.0        100.0
                                                   -----------  -----------
                                                   -----------  -----------
Gross margin
  Funeral........................................   $   123.6    $   128.2         38.0         39.7
  Cemetery.......................................        48.5         70.3         24.0         29.3
  Insurance......................................         9.8          8.5         20.5         17.3
                                                   -----------  -----------
    Total........................................       181.9        207.0         31.6         33.8

Expenses
  General and administrative.....................        54.2         49.0          9.4          8.0
  Depreciation and amortization..................        39.2         36.0          6.8          5.9
  Provision for asset impairment.................        15.1           --          2.6           --
                                                   -----------  -----------
  Earnings from operations.......................        73.4        122.0         12.8         19.9
  Interest on long-term debt.....................        77.0         75.5         13.4         12.3
  Dividends on preferred securities of
    subsidiary...................................         3.0          3.5          0.5          0.6
  Reorganization costs...........................        67.2           --         11.7           --
  Other expenses (income)........................        13.9         (6.5)         2.4         (1.1)
  Income taxes...................................        10.7          9.2          n/a         21.5
                                                   -----------  -----------
  Net earnings (loss)............................   $   (98.4)   $    40.3        (17.1)         6.6
                                                   -----------  -----------
                                                   -----------  -----------

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Consolidated revenue decreased by 6.0% to $574.9 million for the six months ended June 30, 1999 from $611.7 million in 1998. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenues were significantly affected by the disposition of 124 properties at March 31, 1999 and to a lesser degree by the bankruptcy filings. Insurance revenues increased after excluding 1998 revenues of a subsidiary sold in the fourth quarter of 1998. Consolidated gross margin decreased 12.1% to $181.9 million for the six months ended June 30, 1999 from $207.0 million during the same period in 1998, primarily attributable to the cemetery revenue decline, though funeral margin also declined due to an increase in operating expenses, while insurance margin improved. As a percentage of revenue, consolidated gross margin decreased to 31.6% for the six months ended June 30, 1999 from 33.8% during the comparable period in 1998.

    Funeral revenue increased by 0.7% to $325.1 million for the six months ended June 30, 1999 compared to $322.8 million for the same period in 1998, primarily due to acquisitions, partially offset by lower advanced planning and other revenues and, management believes, the negative impacts pursuant to the bankruptcy filings. Total funeral services provided increased by 2.6% over the same period in 1998. However, at locations in operation for the six months ended June, 1998 and 1999, the average revenue per funeral service increased by 1.1%, while the number of funeral services performed decreased by 2.3%. Overall funeral gross margin as a percentage of funeral revenue decreased to 38.0% in 1999 from 39.7% in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Cemetery revenue decreased 15.7% to $202.2 million in the six months ended June 30, 1999 compared to $239.8 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by the bankruptcy filing in June and a decline in pre-need sales resulting from contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Cemetery gross margin decreased to 24.0% in 1999 from 29.3% in 1998, primarily due to the decline in revenue and approximately $2.5 million of charges for estimated environmental remediation projects at certain locations.

    Insurance revenue decreased 3.0% to $47.6 million for the six months ended June 30, 1999 from $49.1 million during the same period in 1998. However, excluding 1998 revenues of a subsidiary sold in the fourth quarter of 1998, insurance revenues increased by approximately $12.0 million primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Insurance gross margin increased to 20.5% for 1999 from 17.3% in 1998, due to the accounting elimination of intercompany commission costs.

    General and administrative expenses, as a percentage of revenue, increased to 9.4% for the six month period ended June 30, 1999 from 8.0% during the same period in 1998. The increase in general and administrative expenses in 1999 is a result of increased activities, including professional fees and costs, associated with the strategic alternative evaluation process and internal reorganization activities preceding the bankruptcy filing on June 1, 1999.

    Depreciation and amortization expenses for the six months ended June 30, 1999 were 8.9% higher than the same period in 1998, primarily due to acquisitions made in 1998, partially offset by the write offs in 1998 of various depreciable assets.

    The Company recorded a pre-tax impairment charge of approximately $15.1 million for other properties identified at December 31, 1998 as probable for sale.

    Interest expense on long-term debt increased by $1.6 million for the six months ended June 30, 1999 compared to the same period in 1998. The increase is primarily a result of additional borrowings by the Company to finance its pre-Petition Date working capital needs and the related higher financing costs. Contractual interest expense not recorded on certain pre-Petition Date debt obligations totaled $13.7 million for the six months ended June 30, 1999.

    Reorganization costs of $67.2 million for the six months ended June 30, 1999 included a charge of approximately $21.7 million for the write off of deferred debt issue costs and $9.8 million for the recording of the PATS option liability, each associated with debt now subject to compromise, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $8.5 million of professional fees for accounting, legal and consulting services provided to the Company and the Creditors' Committee, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA.

    Other expenses reflects an additional pre-tax charge of approximately $13.5 million for the six months ended June 30, 1999 relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

    The income tax expense of $10.7 million for the six months ended June 30, 1999 compares to an income tax expense of $9.2 million for the same period during 1998. For the six months ended June 30, 1998 the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures did not produce similar benefits in the current period because the Company was unable to fully realize the tax benefit from its interest expense. Also, the Company was unable to realize the benefit of either the operating loss for the period or the deductible portion of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) reorganization expenses incurred in the current period. The Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 1999. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the period such events become probable.

    The Company had a net loss of $98.4 million for the six months ended June 30, 1999, a decrease of $138.7 million compared to net earnings of $40.3 million during the same period in 1998. The loss was $1.38 per share compared to earnings of $0.48 per share in 1998. The decrease in net earnings and earnings per share for 1999 were primarily due to the decrease in operating earnings, higher operating costs, reorganization costs associated with the bankruptcy proceedings, and the additional borrowings by the Company to finance its working capital needs and the related higher financing costs incurred prior to the Company's bankruptcy filing on June 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred.

    On June 1, 1999, the Company and most of its subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the United States Bankruptcy Code in the United States and the Companies' Creditors Arrangement Act in Canada. The Company and its subsidiaries will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts while a plan of reorganization is developed.

    LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the DIP Facility. The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50 million. As at June 30, 1999, there were no borrowings under the DIP Facility and letters of credit approximating $5 million outstanding.

    In addition, the Company has taken steps to improve profitability and cash flow throughout the organization, including a review of its cemetery pre-need sales strategy and, to improve cash flow, began implementing changes to the terms and conditions of cemetery pre-need sales in the first quarter. These changes included: setting contract term thresholds; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    The Company's balance sheet at June 30, 1999 as compared to December 31, 1998, reflects changes principally from the disposition of properties and changes associated with the bankruptcy filings as of June 1, 1999, as well as from ongoing operating activities.

RESTRICTIONS

    The DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, inter-company payments, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. As of June 30, 1999 LGII is in compliance with the DIP Facility covenants. The Company's insurance subsidiaries are also subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

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

    As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by the third quarter of 1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has reviewed and is monitoring remaining implementation plans to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis. A summary of the Company's work plan and status is as follows:

                                                            EVALUATION      YEAR 2000    COMPLETION
                                                             COMPLETE       COMPLIANT       DATE
                                                           -------------  -------------  -----------
  Corporate..............................................          Yes            Yes           N/A
  Funeral Home Operations................................          Yes             No       3Q 1999
  Cemetery Operations....................................          Yes             No       3Q 1999
  Insurance Operations...................................          Yes            Yes           N/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

    The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has gathered and continues to gather information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment is expected to be completed by the third quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
THE COMPANY'S CONTINGENCY PLANS

    Though the Company's Year 2000 Issue work plan is believed to be adequate to achieve full system compliance on a timely basis, there may be circumstances that could prevent timely implementation. Accordingly, the Company has designed its work plan to address this potential occurrence. First, the work plan has been designed to ensure that the most critical systems and areas are addressed first, and in a manner that provides adequate time to remediate and test thoroughly and, second, in the event the Company is unable to completely remediate a system, the Company has sought to develop, where necessary, an alternative solution as a back-up plan, such as developing a "parallel" remediation effort (i.e., modifying an existing system to ensure it is Year 2000 compliant at the same time such system is being completely replaced). The Company will continue to monitor and adjust its contingency plan needs in conjunction with the progress made on the primary work plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company uses derivatives from time to time primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective is to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described are non-trading and are stated in U.S. dollars. The Company's derivative contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affect the swaps are generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitutes "forward looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

    As a result of the Company's bankruptcy filings on the Petition Date, virtually all of the Company's fixed and floating rate debt are in default. Such obligations have been reclassified as liabilities subject to compromise and will not be settled until a plan of reorganization is confirmed by the Bankruptcy Courts.

Accordingly, information of scheduled repayments has been omitted. The fair values of the debt obligations were:

                                                                               JUNE 30, 1999
                                                                              ----------------
Liabilities:
  Fixed rate US$ debt.......................................................  $  1,026,000,000
  Fixed rate CDN $ debt.....................................................        85,000,000
  Floating rate US$ debt....................................................       261,000,000

Preferred Securities:
  MIPS......................................................................         6,000,000
  Preferred Shares, Series C................................................        14,960,000

    All interest rate derivatives previously held by the Company have been terminated and a liability has been recorded if necessary.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE LOEWEN GROUP INTERNATIONAL, INC., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1 and 3 to the Interim Consolidated Financial Statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Unofficial Unsecured Creditors Committee has been appointed by the United States Trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999. There are no material changes to previously reported litigation, except for the stay under the bankruptcy filings and as noted below. Please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for a description of previously reported litigation.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and LGC are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

    The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

    The Judicial Panel on Multidistrict Litigation (the "MDL Panel") granted the Loewen Defendants' motion to consolidate all of the actions for pretrial coordination in the United States District Court for the Eastern District of Pennsylvania.

    On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania all of the cases listed below as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, ordered the filing of a Consolidated Amended Complaint within 45 days, and required the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint. Subsequent to the Company's bankruptcy filings and before the filing of a Consolidated Amended Complaint, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket. Plaintiffs have filed a motion asking the Court to restore the cases to the active docket for purposes of allowing them to file a Consolidated

Amended Complaint against the current and certain additional unnamed individual defendants. The Company and the individual defendants intend to oppose that motion.

    The complaints filed in the United States District Court for the Eastern District of Pennsylvania are: BERG V. THE LOEWEN GROUP INC., ET AL., 99-CV-321; BRODY V. RAYMOND L. LOEWEN, ET AL., 99-CV-19; CAMUTO ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-640; GILMORE V. RAYMOND L. LOEWEN, ET AL., 99-CV-232; CITY OF PHILADELPHIA V. THE LOEWEN GROUP INC., ET AL., 99-CV-1007; HILL V. THE LOEWEN GROUP INC., ET AL., 99-CV-560; JAMISON V. RAYMOND L. LOEWEN, ET AL., 99-CV-98; MCGLATHERY, ET AL. V. RAYMOND L. LOEWEN, ET AL., 99-CV-665 (the MCGLATHERY suit was filed on behalf of purchasers of MIPS); PASKOWITZ V. RAYMOND L. LOEWEN, ET AL., 99-CV-91; SIROTA & SIROTA EMPLOYEES PROFIT SHARING PLAN V. THE LOEWEN GROUP INC., ET AL., 99-CV-585; STEINER V. RAYMOND L. LOEWEN, ET AL., 98-CV-6740; TEKIRAN V. RAYMOND L. LOEWEN, ET AL., 99-CV-589; and TRAVIS V. RAYMOND L. LOEWEN, ET AL, No. 99-11340.

    The complaints originally filed in the United States District Court for the Eastern District of New York and now consolidated in the Eastern District of Pennsylvania are: COHEN V. THE LOEWEN GROUP INC., ET AL. (the COHEN suit was filed on behalf of purchasers of MIPS), 99-CV-553; COLLINS V. THE LOEWEN GROUP INC., ET AL., 99-CV-261; CORRADINI, ET AL. V. THE LOEWEN GROUP INC., ET AL., 99-CV-443; GERSH V. THE LOEWEN GROUP INC., 98-CV-7983; GREAT NECK CAPITAL APPRECIATION PARTNERS V. RAYMOND L. LOEWEN, ET AL., 99-CV-164; HARRIS V. THE LOEWEN GROUP INC., ET AL., 99-CV-153; and SALEM V. THE LOEWEN GROUP INC., ET AL., 99-CV-351.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

    (a) In March 1999, the Company suspended future dividends on its Common shares, Preferred shares and MIPS.

                                                                                  AUGUST 10,
                                                                                     1999
                                                                                --------------
Dividends in arrears:

  6.00% Preferred Shares, Series C............................................   $  4,714,000
  9.45% MIPS..................................................................      2,363,000
                                                                                --------------
                                                                                 $  7,077,000
                                                                                --------------
                                                                                --------------

    (b) Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, MIPS and PATS. Accordingly, the Company has not made principal and/or interest payments when due on unsecured and undersecured debt obligations.

                                                                                  AUGUST 10,
                                                                                     1999
                                                                                --------------
Payments in arrears:

  Bank credit agreements......................................................   $  7,016,000
  7.20% Series 6 senior notes.................................................      7,200,000
  7.60% Series 7 senior notes.................................................      9,500,000
                                                                                --------------
                                                                                 $ 23,716,000
                                                                                --------------
                                                                                --------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    (a) The Annual General Meeting of Shareholders of the Company (the "AGM") was held on June 4, 1999.

    (b) Not applicable, because (i) proxies for the AGM were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the nominees listed in the Company's proxy statement, and (iii) all of such nominees were elected.

    (c) The following matters were voted upon at the AGM:

                                                                                  NUMBER OF VOTES
                                                                ----------------------------------------------------
                                                                                           WITHHELD/      BROKER
                                                                    FOR        AGAINST    ABSTENTIONS    NON-VOTES
                                                                ------------  ----------  -----------  -------------
Election of directors
  William R. Riedl............................................    47,648,308     n/a         712,756        n/a
  The Rt. Hon. John N. Turner, P.C., C.C., Q.C................    47,573,088     n/a         712,756        n/a
Appointment of KPMG as auditors...............................    49,258,981     n/a         159,555        n/a
Authorization of directors to fix the remuneration to be paid
  to the auditors.............................................    49,057,323     456,017     157,024        n/a

ITEM 5. OTHER INFORMATION.

STOCK EXCHANGE LISTINGS

    The Company's Common shares trade on The Toronto Stock Exchange ("TSE"), the Montreal Exchange ("ME") and the New York Stock Exchange ("NYSE"). The MIPS also trade on the NYSE.

    Commencing with the Company's bankruptcy filing on June 1, 1999 the NYSE, TSE and ME suspended trading of the Common shares, and the NYSE suspended trading of the MIPS. Trading resumed on the TSE and ME later in the day on June 1, 1999, and on the NYSE on June 15, 1999.

    In July 1999, the NYSE received approval from the U.S. Securities and Exchange Commission ("SEC") to proceed with amendments to the NYSE's continued listing criteria and procedures. The SEC is soliciting comments on the proposed amendments for a 90-day period. The NYSE expects the SEC to approve the proposed amendments as currently drafted after the comment period expires.

    The new continued listing standards are:

    - Total market capitalization and shareholders' equity of not less than $50 million;

    - Total market capitalization of not less than $15 million over a 30-day trading period; and

    - Minimum share price of $1 over a 30-day trading period.

    On August 10, 1999, the NYSE notified the Company that the Company is "below criteria" for the new $1 share price continued listing standard. The NYSE stated that the Company had until January 25, 2000, to raise its share price to or above the $1 level, and that if the Company fails to meet that condition, the NYSE will immediately thereafter suspend trading and apply to the SEC for delisting.

    The NYSE also stated that given the Company's recent bankruptcy filings, the NYSE will continue to monitor the Company's financial condition and will suspend trading if at any point:

    - The NYSE receives authoritative advice that the Company's Common shares have no value;

    - The Company's Common shares are to be cancelled;

    - The Company announces any material adverse news; or

    - The Company's financial condition further deteriorates.

    The TSE and the ME also have rules setting forth quantitative and qualitative criteria with respect to continued listing. As of August 11, 1999, neither the TSE nor the ME has advised the Company that the Company does not satisfy applicable continued listing criteria.

FORWARD-LOOKING STATEMENTS

    In 1999, funeral gross margin is expected to be approximately 30% to 40% and cemetery gross margin is expected to be approximately 20% to 30%. Management believes that the aggregate purchase price for acquisitions in 1999 will be minimal. The foregoing statements and certain other statements made in this Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Interim Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As a result of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's debt structure, recent losses and negative cash flow, such realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    2. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue is also affected by the level of dispositions and acquisitions. Revenue may also be affected by the negative implications associated with the bankruptcy proceedings.

    3. DISPOSITIONS. Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which sale is probable. Should additional properties be sold, losses, if any, could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    4. TAX RATE. Historically, the Company's financing structures have allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures are not expected to produce similar benefits in the future due to uncertainty as to when, if ever, the tax benefit of deducting the Company's future interest expense will be realized. As a result, the Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 1999. If this occurs, the resulting change in the valuation allowance would be treated as an additional income tax expense in the period such dispositions become probable.

    5. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement a plan of reorganization pursuant to bankruptcy proceedings, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and debtor-in-possession financing, (iv) the number of Common shares outstanding,
(v) competition, (vi) the accounting treatment of dispositions and the valuation of assets, (vii) the level of the Company's general and administrative costs,
(viii) changes in or application of applicable accounting principles and governmental regulations, and (ix) the ability of the Company and third parties to achieve Year 2000 Issue compliance on a timely basis.

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

   3.2     Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996 (2)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (11)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII (14)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII (14)

   4.37    Form of Senior Guarantee of LGII's Series 6 and 7 Exchange Notes (included in Exhibit 4.35 or
             4.36)

   4.38.1  Debtor-In-Possession Credit Agreement, dated as of June 1, 1999 (the "DIP Agreement"), by and among LGII, as debtor and debtor-in-possession, each of LGII's subsidiaries listed on the signature pages thereof, each as debtor and debtor-in-possession, Loewen, the Lenders named therein, as the initial Lenders, and First Union National Bank, as the L/C Issuer and as the
             Administrative Agent for the Lenders.

   4.38.2  First Amendment to the DIP Agreement, dated as of July 16, 1999.

   4.39    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

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

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (8)

 *10.4     Form of Indemnification Agreement with Outside Directors (15)

 *10.5     Form of Indemnification Agreement with Officers (15)

 *10.6     Form of Loewen Severance Agreement (15)

 *10.7     Loewen Severance Pay Plan (15)

 *10.8     1994 Management Equity Investment Plan (the "MEIP") (15)

 *10.9     Form of Executive Agreement executed by participants in the MEIP (9)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998 (5)

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998 (5)

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998 (5)

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999 (5)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (17)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

  99.7     Form of Letter of Transmittal (19)

  99.8     Form of Notice of Guaranteed Delivery (19)

  99.9     Standstill Agreement dated as of December 31, 1998, by and between Loewen, Thomas M. Taylor and
             TMI-FW, Inc. (20)

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

(20) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated December 30, 1998, filed January 4, 1999

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the second quarter of fiscal 1999:

FILING DATE                          ITEM NUMBER         DESCRIPTION
-----------------------------  ------------------------  ---------------------------------------------------------
April 1, 1999                      Item 5. Other Events  Press release announcing that Loewen has negotiated
  (dated March 30, 1999)                                 revised lending agreements with its lenders under its
                                                         bank revolving credit agreement and the MEIP Credit
                                                         Agreement

April 1, 1999                      Item 5. Other Events  Press release announcing 1998 year end and fourth quarter
  (dated March 31, 1999)                                 financial results

April 16, 1999                     Item 5. Other Events  Press release announcing (i) the filing of Form 10-K for
  (dated April 14, 1999)                                 the year ended December 31, 1998, and (ii) the
                                                         resignation of Raymond Loewen from the Board of Directors
                                                         and that said position previously occupied by Mr. Loewen
                                                         has been eliminated

May 13, 1999                       Item 5. Other Events  Press release announcing first quarter financial results
  (dated May 12, 1999)

June 1, 1999                       Item 5. Other Events  Press release announcing (i) the filing of a voluntary
  (dated June 1, 1999)                                   petition to reorganize under Chapter 11 of the U.S.
                                                         Bankruptcy Code, as well as an application for creditor
                                                         protection under the Companies' Creditors Arrangement Act
                                                         in Canada to facilitate restructuring, and (ii) the
                                                         receipt of a commitment for up to US $200 million in
                                                         debtor-in-possession financing from First Union National
                                                         Bank

June 3, 1999                       Item 5. Other Events  Press release announcing the resignation of Thomas Taylor
  (dated June 1, 1999)                                   from the Board of Directors

June 8, 1999                       Item 5. Other Events  Press release announcing the appointment of Paul A.
  (dated June 7, 1999)                                   Houston to the Board of Directors

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE LOEWEN GROUP INC.

Dated: August 12, 1999                  By:    /s/ ROBERT B. LUNDGREN
                                        Name:  Robert B. Lundgren
                                        Title:   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: August 12, 1999                  By:    /s/ DWIGHT K. HAWES
                                        Name:  Dwight K. Hawes
                                        Title:   SENIOR VICE-PRESIDENT, CORPORATE CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

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

   4.28    Form of Global "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.29    Form of Physical "PATS" Senior Guaranteed Notes due 2009 of LGII (11)

   4.30    Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed Notes due 2009 (11)

   4.31    Shareholder Protection Rights Plan, dated as of April 20, 1990, as amended on May 24, 1990 and
             April 7, 1994 and reconfirmed on May 17, 1995 (1)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

   4.34    Form of Senior Guarantee of Series 6 and 7 Notes of LGII (included in Exhibit 4.37)

   4.35    Form of Global Series 6 and 7 Exchange Notes of LGII (14)

   4.36    Form of Physical Series 6 and 7 Exchange Notes of LGII (14)

   4.37    Form of Senior Guarantee of LGII's Series 6 and 7 Exchange Notes (included in Exhibit 4.35 or
             4.36)

   4.38.1  Debtor-In-Possession Credit Agreement, dated as of June 1, 1999 (the "DIP Agreement"), by and among LGII, as debtor and debtor-in-possession, each of LGII's subsidiaries listed on the signature pages thereof, each as debtor and debtor-in-possession, Loewen, the Lenders named therein, as the initial Lenders, and First Union National Bank, as the L/C Issuer and as the
             Administrative Agent for the Lenders.

   4.38.2  First Amendment to the DIP Agreement, dated as of July 16, 1999.

   4.39    Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of
             10% of the consolidated total assets of Loewen or LGII.

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

  10.3     Letter Agreement, dated August 8, 1997, by and between Loewen and Service Corporation
             International (8)

 *10.4     Form of Indemnification Agreement with Outside Directors (15)

 *10.5     Form of Indemnification Agreement with Officers (15)

 *10.6     Form of Loewen Severance Agreement (15)

 *10.7     Loewen Severance Pay Plan (15)

 *10.8     1994 Management Equity Investment Plan (the "MEIP") (15)

 *10.9     Form of Executive Agreement executed by participants in the MEIP (9)

 *10.10    1994 Outside Director Compensation Plan, as restated and amended as at January 9, 1997, and further amended as at June 25, 1998 (5)

 *10.11    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998 (5)

 *10.12    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998 (5)

 *10.13    Form of Stay Put Bonus Plan Letters, dated February 26, 1999 (5)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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
             L.P. ("Blackstone Family"), PSI Management Direct L.P. ("PSI"), LGII and Loewen (17)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
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

  99.7     Form of Letter of Transmittal (19)

  99.8     Form of Notice of Guaranteed Delivery (19)

  99.9     Standstill Agreement dated as of December 31, 1998, by and between Loewen, Thomas M. Taylor and
             TMI-FW, Inc. (20)

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

(20) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated December 30, 1998, filed January 4, 1999