Form 10-Q
period 1999-09-30
LOEWEN GROUP INC
filed 1999-11-10
CIK 845577

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

               For the quarterly period ended September 30, 1999

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
 (State or other jurisdiction      (I.R.S. Employer
              of                Identification Number)
incorporation or organization)

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

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of October 29, 1999 was 74,145,401.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                       PAGE
                                                                                   --------

PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS:

                     CONSOLIDATED BALANCE SHEETS
                     as of September 30, 1999 and December 31, 1998..............         1

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (DEFICIT)
                     for the Three Months Ended September 30, 1999 and 1998 and
                     the Nine Months Ended September 30, 1999 and 1998...........         2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Three Months Ended September 30, 1999 and 1998 and
                     the Nine Months Ended September 30, 1999 and 1998...........         3

                     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........         4

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................        19

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK.................................................        27

PART II.    OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS...........................................        29

            ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................        30

            ITEM 5.  OTHER INFORMATION...........................................        31

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................        33

SIGNATURES.......................................................................        40

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     Expressed in thousands of U.S. dollars

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                              (unaudited)
                                           ASSETS
Current assets
  Cash and term deposits....................................    $   72,130      $   94,141
  Receivables, net of allowances............................       201,262         203,772
  Inventories...............................................        33,777          34,482
  Prepaid expenses..........................................        13,126           8,916
                                                                ----------      ----------
                                                                   320,295         341,311
Long-term receivables, net of allowances....................       559,516         664,999
Cemetery property...........................................     1,204,168       1,235,847
Property and equipment......................................       789,275         825,985
Names and reputations.......................................       730,571         748,665
Insurance invested assets...................................       274,656         266,661
Future income tax assets....................................         2,578          12,003
Prearranged funeral services................................       431,866         413,934
Other assets................................................       136,776         164,503
                                                                ----------      ----------
                                                                $4,449,701      $4,673,908
                                                                ==========      ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Current indebtedness....................................    $   16,736      $   66,222
    Accounts payable and accrued liabilities................        92,669         170,134
    Long-term debt, current portion.........................        14,557         874,123
                                                                ----------      ----------
                                                                   123,962       1,110,479
  Long-term debt, net of current portion....................        58,916       1,393,891
  Other liabilities.........................................       370,124         399,304
  Insurance policy liabilities..............................       180,231         166,920
  Future income tax liabilities.............................       191,305         208,939
  Deferred prearranged funeral services revenue.............       431,866         413,934

Liabilities subject to compromise...........................     2,284,834              --
Preferred securities of subsidiary..........................            --          75,000
Shareholders' equity
  Common shares.............................................     1,276,449       1,274,096
  Preferred shares..........................................       157,146         157,146
  Deficit...................................................      (639,914)       (539,741)
  Foreign exchange adjustment...............................        14,782          13,940
                                                                ----------      ----------
                                                                   808,463         905,441
                                                                ----------      ----------
                                                                $4,449,701      $4,673,908
                                                                ==========      ==========

Commitments and contingencies (Notes 1 and 8)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
        Expressed in thousands of U.S. dollars except per share amounts

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       1999        1998       1999        1998
                                                     ---------   --------   ---------   --------
                                                         (unaudited)            (unaudited)
Revenue
  Funeral..........................................  $ 137,157   $150,747   $ 462,248   $473,510
  Cemetery.........................................     70,849     89,883     273,030    329,701
  Insurance........................................     23,813     23,257      71,434     72,335
                                                     ---------   --------   ---------   --------
                                                       231,819    263,887     806,712    875,546
Costs and expenses
  Funeral..........................................     95,367    101,690     296,800    296,212
  Cemetery.........................................     58,043     80,351     211,735    249,909
  Insurance........................................     18,502     18,253      56,359     58,847
                                                     ---------   --------   ---------   --------
                                                       171,912    200,294     564,894    604,968
                                                     ---------   --------   ---------   --------
                                                        59,907     63,593     241,818    270,578
Expenses
  General and administrative.......................     19,510     44,464      73,680     93,480
  Depreciation and amortization....................     19,460     24,748      58,663     60,754
  Provision for asset impairment...................         --         --      15,112         --
                                                     ---------   --------   ---------   --------
                                                        38,970     69,212     147,455    154,234
                                                     ---------   --------   ---------   --------
Earnings (loss) from operations....................     20,937     (5,619)     94,363    116,344
Interest on long-term debt.........................      5,917     46,503      82,917    121,953
Dividends on preferred securities of subsidiary....         --      1,772       2,971      5,316
Reorganization costs...............................     11,194         --      78,357         --
Other expenses (income)............................        687     (1,583)     14,640     (8,123)
                                                     ---------   --------   ---------   --------
Earnings (loss) before income taxes................      3,139    (52,311)    (84,522)    (2,802)
Income taxes.......................................      1,223    (19,873)     11,965    (10,645)
                                                     ---------   --------   ---------   --------
Net earnings (loss) for the period.................  $   1,916   $(32,438)  $ (96,487)  $  7,843

Retained earnings (deficit), beginning of period...   (641,830)   103,816    (539,741)    75,624
Common share dividends.............................         --         --          --     (7,496)
Preferred share dividends..........................         --     (2,173)     (3,686)    (6,766)
                                                     ---------   --------   ---------   --------
Retained earnings (deficit), end of period.........  $(639,914)  $ 69,205   $(639,914)  $ 69,205
                                                     =========   ========   =========   ========
Basic earnings (loss) per Common share.............  $    0.03   $  (0.47)  $   (1.35)  $   0.01

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Expressed in thousands of U.S. dollars

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ------------------------------   -------------------------------
                                                      1999            1998             1999             1998
                                                    --------   -------------------   ---------   -------------------
                                                                  (restated --                      (restated --
                                                                     Note 5)                           Note 5)
                                                             (unaudited)                       (unaudited)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss).............................  $  1,916        $ (32,438)       $ (96,487)       $   7,843
  Items not affecting cash
    Depreciation and amortization.................    19,460           24,748           58,663           60,754
    Amortization of debt issue costs..............     1,331            5,026            4,090            9,800
    Provision for asset impairment and other
      expenses (income)...........................       687           (1,583)          29,752           (8,123)
    Non-cash reorganization costs.................       (26)              --           58,617               --
  Other, including net changes in other non-cash
    balances......................................     6,516           11,887          (41,806)        (106,651)
                                                    --------        ---------        ---------        ---------
                                                      29,884            7,640           12,829          (36,377)
                                                    --------        ---------        ---------        ---------
Investing
  Proceeds on disposition of assets...............     5,647           17,516          198,483           22,188
  Purchase of property and equipment..............   (17,721)         (15,933)         (30,454)         (36,028)
  Construction of new facilities..................    (5,234)          (5,470)         (13,281)         (13,538)
  Purchase of insurance invested assets...........   (24,245)         (38,242)        (118,356)        (142,775)
  Proceeds on disposition and maturities of
    insurance invested assets.....................    17,552           32,631          109,422          119,450
  Business acquisitions...........................        --          (45,492)              --         (239,599)
  Investments, net................................        --              885               --           (1,384)
                                                    --------        ---------        ---------        ---------
                                                     (24,001)         (54,105)         145,814         (291,686)
                                                    --------        ---------        ---------        ---------
Financing
  Increase in long-term debt......................    16,323          126,705           22,609          942,904
  Repayment of long-term debt.....................    (9,927)        (124,779)        (142,853)        (633,924)
  Increase in (repayment of) current
    indebtedness..................................   (22,717)          71,654          (49,487)          71,654
  Debt issue costs................................    (2,743)          (1,943)          (8,797)         (20,392)
  Issue of Common shares, before income tax
    recovery......................................        --              356               --            1,839
  Common share dividends..........................        --           (7,496)              --          (14,830)
  Preferred share dividends.......................        --           (2,173)          (2,156)          (6,766)
                                                    --------        ---------        ---------        ---------
                                                     (19,064)          62,324         (180,684)         340,485
                                                    --------        ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents
  during the period...............................   (13,181)          15,859          (22,041)          12,422
Effect of foreign exchange adjustment.............       248                7               30               (7)
Cash and cash equivalents, beginning of period....    85,063           33,316           94,141           36,767
                                                    --------        ---------        ---------        ---------
Cash and cash equivalents, end of period..........  $ 72,130        $  49,182        $  72,130        $  49,182
                                                    ========        =========        =========        =========

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

                             THE LOEWEN GROUP INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada. On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Wilmington, Delaware, United States. Concurrent with the Chapter 11 filing, the Company and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the United States Bankruptcy Court, the "Bankruptcy Courts"). The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings.

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

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On October 21, 1999 the U.S. Bankruptcy Court entered an order providing for the setting of the Bar Date, which is the last date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 proceedings. By a mailing on or before November 1, 1999, all known claimants applicable to the Chapter 11 proceedings were notified that the Bar Date has been set at December 15, 1999 and that they must file their proof of claim by that date. The Bar Date for claims applicable to the CCAA proceeding has not yet been set.

    Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Courts. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

    Under the United States Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED)

U.S. Bankruptcy Court approval. Claims for damages resulting from the rejection of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately
200 non-compete agreements. The Company has suspended payments applicable to these non-compete agreements. The U.S. Bankruptcy Court disallowed the Company's motion to reject these non-compete agreements as a group in August 1999. The Company may resubmit some or all of these non-compete agreements on an individual or smaller group basis in the future. The Debtors also intend to make further applications to reject additional executory contracts.

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that ultimately will be filed with the Bankruptcy Courts, and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts by the Debtors.

    At September 30, 1999, the liabilities subject to compromise applicable to the June 1, 1999 Petition Date were:

Accounts payable and accrued liabilities....................  $   98,365
9.45% Cumulative Monthly Income Preferred Securities,
  Series A..................................................      75,000
Bank credit agreements......................................     335,914
9.62% Series D senior amortizing notes due in 2003..........      37,453
6.49% Series E senior amortizing notes due in 2004..........      30,432
7.50% Series 1 senior notes due in 2001.....................     225,000
7.75% Series 3 senior notes due in 2001.....................     125,000
8.25% Series 2 and 4 senior notes due in 2003...............     350,000
6.10% Series 5 senior notes due in 2002 (Cdn.
  $200,000,000).............................................     136,054
7.20% Series 6 senior notes due in 2003.....................     200,000
7.60% Series 7 senior notes due in 2008.....................     250,000
6.70% Pass-through Asset Trust Senior notes ("PATS") and
  related option liability recorded.........................     309,760
Unsecured promissory notes..................................      84,388
Executory contracts.........................................      27,468
                                                              ----------
                                                              $2,284,834
                                                              ==========

    Litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999 and any resultant liabilities will be subject to compromise. See
Note 8(b).

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and undersecured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED)

vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on certain pre-Petition Date debt obligations totaled $43,109,000 for the three months ended September 30, 1999 and $56,827,000 for the nine months ended
September 30, 1999.

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

    A subsidiary of the Company, which is not included in the Chapter 11 or CCAA filings, has a receivables finance facility (the "Receivables Finance Facility") provided by a subsidiary of one of the Company's bank lenders. The Receivables Finance Facility is secured by a pledge of the receivables held by the subsidiary (September 30, 1999--$123,809,000). Another subsidiary of the Company services, administers and collects the receivables. As a result of the Chapter 11 filing by the Company, there has been an Early Termination Event under the Receivables Finance Facility and it is being paid down according to its terms. The lender has commenced applying 100% of the cash collected from the underlying receivables to the repayment of the outstanding balance. At
September 30, 1999, the balance outstanding on the Receivables Finance Facility was $16,736,000 (December 31, 1998--$66,222,000). The Receivables Finance
Facility bears interest at a floating rate based on U.S. Prime plus a premium of 2% (September 30, 1999--10.25%). The Receivables Finance Facility is also subject to a commitment fee of 3.25% of the total facility amount of $50,000,000, depending on certain financial ratios.

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the DIP Facility, a Petition Date $200,000,000 revolving credit agreement. The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 3. LIABILITIES UNDER BANKRUPTCY PROCEEDINGS (CONTINUED)

proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50,000,000. As at September 30, 1999, the borrowings under the DIP Facility were $10,000,000 and the letters of credit outstanding were $17,300,000.

    Loans made under the DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A commitment fee of 0.50% is charged on the unused portion of the DIP Facility. Related financing fees have been deferred and are being amortized over the two-year life of the DIP Facility.

    The DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, intercompany payments, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. In October 1999, the Company obtained waivers from its DIP Facility lenders for non-compliance as of August 31, 1999 with certain financial covenants related to funeral home gross margin and non-compete payments to former owners. At the same time, the Company also received a waiver for non-compliance with certain other covenants measured against its third quarter operating results. As the waivers will expire on November 15, 1999, the Company and its DIP Facility lenders have undertaken a comprehensive review of all current financial covenants and intend to amend such covenants to be effective through the first quarter of 2000. The Company believes that sufficient cash resources currently exist to satisfy its near-term obligations.

NOTE 4. REORGANIZATION COSTS

    Reorganization costs incurred in 1999 are as follows:

                                                          SEPTEMBER 30, 1999
                                                      --------------------------
                                                      THREE MONTHS   NINE MONTHS
                                                         ENDED          ENDED
                                                      ------------   -----------
Executory contracts submitted for rejection.........     $    --       $27,228
Deferred debt issue costs written off...............         596        22,251
PATS option liability recorded......................          --         9,760
Professional fees and other costs...................      10,598        19,118
                                                         -------       -------
                                                         $11,194       $78,357
                                                         =======       =======

    Professional fees include accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11 and CCAA.

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

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 6. PROVISION FOR ASSET IMPAIRMENT AND OTHER EXPENSES

    Other expenses includes a pre-tax charge of approximately $13,500,000 recorded in the second quarter of 1999 to reflect contractual adjustments pursuant to the purchase agreement associated with the sale of 124 cemeteries and three funeral homes on March 31, 1999. At December 31, 1998, the Company recorded a pre-tax impairment charge of $301,605,000 relating to the sale.

    The Company also recorded an additional $15,100,000 pre-tax impairment charge in the second quarter of 1999 for other properties identified at December 31, 1998 as probable for sale.

NOTE 7. LGII SUMMARIZED FINANCIAL INFORMATION

    LGII serves as the holding company for all United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian generally accepted accounting principles and are presented in United States dollars. Summarized financial data for LGII are as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     -------------------   --------------------
                                       1999       1998       1999        1998
                                     --------   --------   ---------   --------
                                         (unaudited)           (unaudited)
Income statement information:
  Revenue..........................  $210,605   $251,061   $ 726,561   $816,741
  Gross margin.....................    58,682     56,249     209,321    246,042
  Earnings (loss) from
    operations.....................     8,377     (1,960)     66,750    111,346
  Net earnings (loss)..............     6,985    (46,366)   (137,929)   (59,657)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           1999            1998
                                                      --------------   -------------
                                                       (unaudited)
Balance sheet information:
  Current assets....................................    $  246,216      $  218,107
  Other assets......................................     3,777,135       3,922,407
                                                        ----------      ----------
  Total assets......................................     4,023,351       4,140,514

  Current liabilities...............................        94,537       1,207,708
  Liabilities subject to compromise.................     2,102,132              --
  Other liabilities.................................     2,266,508       3,237,888
                                                        ----------      ----------
  Total liabilities.................................     4,463,177       4,445,596

  Shareholders' deficiency..........................      (439,826)       (305,082)

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

    Upon a Call, Blackstone is entitled to receive, at a minimum, its original investment plus a 24.1% and 22.5% compound return per annum thereon regardless of the calculated equity value for Prime and Rose Hills, respectively. Any additional equity value attributable to Blackstone common stock interests will be determined on the basis of a formula set forth in the Put/Call Agreements. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreements.

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

(b) LEGAL CONTINGENCIES

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3 and 4 to the interim consolidated financial statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any resultant liabilities will be subject to compromise. There are no material changes to previously reported litigation, except for the stay under the bankruptcy filings and as noted below. Please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for a description of previously reported litigation.

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

    On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania all of the cases listed below as well as any related cases thereafter transferred to that District (the "April 15 Order"). The
April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, ordered the filing of a Consolidated Amended Complaint within 45 days, and required the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint. Subsequent to the Company's bankruptcy filings and before the filing of a Consolidated Amended Complaint, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket. Plaintiffs have filed a motion asking the Court to restore the cases to the active docket for purposes of allowing them to file a Consolidated Amended Complaint against the current and certain additional unnamed individual defendants. The Company and the individual defendants have filed papers opposing that motion.

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

    The Company has determined that it is not possible at this time to predict the final outcome of these proceedings or to establish a reasonable estimate of possible damages, if any, or to reasonably estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's interim consolidated financial statements.

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

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 9. CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the interim consolidated statements of cash flows consist of the following:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   ---------
                                                          (unaudited)           (unaudited)
(Increase) decrease in assets:
  Receivables, net of allowances:
    Trade...........................................  $ (3,612)  $ (5,604)  $ 12,343   $   2,458
    Other...........................................   (23,388)    19,330    (43,282)     19,145
  Inventories.......................................      (636)     1,630        494         777
  Prepaid expenses..................................     2,877      1,347     (4,477)       (685)
  Amounts receivable from cemetery merchandise
    trusts..........................................    (8,014)   (25,288)   (61,254)    (67,148)
  Installment contracts, net of allowances..........    18,917      5,060     36,798     (23,922)
  Cemetery property.................................    (7,552)    (1,976)   (24,279)    (24,611)
  Other assets......................................     2,129     (1,629)    (1,830)     (6,909)
Increase (decrease) in liabilities, including
  certain liabilities subject to compromise:
  Accounts payable and accrued liabilities..........    11,665     39,547      5,190      12,211
  Other liabilities.................................     7,872      6,336      9,789      10,619
  Cemetery long-term liabilities....................     1,975     (4,971)    16,718       1,251
  Insurance policy liabilities......................     4,379      7,962     13,311       9,021
  Future income tax liabilities.....................       779    (29,002)    (1,984)    (36,476)
Other changes in non-cash balances..................      (875)      (855)       657      (2,382)
                                                      --------   --------   --------   ---------
                                                      $  6,516   $ 11,887   $(41,806)  $(106,651)
                                                      ========   ========   ========   =========
Supplemental information:
  Interest paid.....................................  $  4,331   $ 13,042   $ 82,197   $ 102,220
  Taxes paid........................................     1,142      6,807      8,499      15,516
  Bad debt expense..................................     8,851     39,615     33,461      78,321
Non-cash investing and financing activities:
  Non-cash debt and share consideration on
    acquisitions....................................  $     --   $  5,981   $  2,280   $  25,282

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 10. SEGMENTED INFORMATION

    In 1998 the Company adopted CICA Handbook Section 1701, Segment Disclosures, which changed the way the Company reports information about its operating segments.

    The Company's reportable segments are comprised of the three businesses it operates: funeral homes, cemeteries and insurance, each of which offers different products and services. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the 1998 annual financial statements. The information for the three and nine months ended September 30, 1998 has been restated to conform to the 1999 presentation.

FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)   FUNERAL    CEMETERY   INSURANCE    OTHER     CONSOLIDATED
---------------------------------------------------   --------   --------   ---------   --------   ------------
Revenue earned from external sales
  1999.........................................       $137,157   $70,849     $23,813    $     --     $231,819
  1998.........................................        150,747    89,883      23,257          --      263,887

Earnings (loss) from operations
  1999.........................................       $ 22,538   $ 8,738     $ 5,303    $(15,642)    $ 20,937
  1998.........................................         24,346     3,316       4,997     (38,278)      (5,619)

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                              (unaudited)
Earnings from operations of funeral, cemetery and
  insurance segments....................................
                                                          $ 36,579   $ 32,659
Other expenses of operations:
  General and administrative expenses...................   (13,009)   (33,465)
  Depreciation and amortization.........................    (2,633)    (4,813)
                                                          --------   --------
Total earnings (loss) from operations...................  $ 20,937   $ (5,619)
                                                          ========   ========

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 10. SEGMENTED INFORMATION (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)    FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------------------   ----------   ----------   ---------   --------   ------------
Revenue earned from external sales............
  1999........................................       $  462,248   $  273,030   $ 71,434    $     --    $  806,712
  1998........................................          473,510      329,701     72,335          --       875,546

Earnings (loss) from operations
  1999........................................       $  103,822   $   30,534   $ 15,052    $(55,045)   $   94,363
  1998........................................          111,949       62,739     13,465     (71,809)      116,344

Total assets, as at:
  September 30, 1999 (unaudited)..............       $2,059,467   $2,013,997   $284,182    $ 92,055    $4,449,701
  December 31, 1998...........................        2,059,422    2,175,663    276,098     162,725     4,673,908

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                              (unaudited)
Earnings from operations of funeral, cemetery and
  insurance segments....................................
                                                          $149,408   $188,153
Other expenses of operations:
  General and administrative expenses...................   (47,750)   (63,501)
  Depreciation and amortization.........................    (7,295)    (8,308)
                                                          --------   --------
Total earnings from operations..........................  $ 94,363   $116,344
                                                          ========   ========

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND BASIC EARNINGS PER COMMON SHARE

EARNINGS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
                                                          1999       1998       1999        1998
                                                        --------   --------   ---------   --------
                                                            (unaudited)           (unaudited)
Net earnings (loss) in accordance with Canadian         $ 1,916    $(32,438)  $ (96,487)  $ 7,843
  GAAP................................................
Less effects of differences in accounting for:
  Insurance operations................................   (2,180)     (1,483)     (4,013)       99
  Stock options.......................................       --          --         (22)      (36)
  Start-up activities.................................      561          --       1,786        --
                                                        -------    --------   ---------   -------
Net earnings (loss) before cumulative effect of a
  change in accounting principle......................      297     (33,921)    (98,736)    7,906
Cumulative effect of adopting SOP 98-5 as of
  January 1, 1998.....................................       --          --          --    (5,000)
                                                        -------    --------   ---------   -------
Net earnings (loss) in accordance with United States
  GAAP................................................      297     (33,921)    (98,736)    2,906

Other comprehensive income (loss):
  Foreign currency translation adjustments............      559      (1,539)        842    (1,040)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
      the period......................................   (2,413)     (4,827)     (8,285)    3,267
    Less: reclassification adjustment for gains
      included in
      net income......................................     (528)       (160)     (2,848)   (7,083)
                                                        -------    --------   ---------   -------
Comprehensive income (loss) in accordance with United
  States GAAP.........................................  $(2,085)   $(40,447)  $(109,027)  $(1,950)
                                                        =======    ========   =========   =======

                             THE LOEWEN GROUP INC.

             Tabular amounts expressed in thousands of U.S. dollars
                 except per share amounts and number of shares

NOTE 11. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)

BASIC EARNINGS PER COMMON SHARE

    Basic earnings per Common share in accordance with United States GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
                                                          1999       1998       1999        1998
                                                        --------   --------   ---------   --------
                                                            (unaudited)           (unaudited)
Net earnings (loss) before cumulative effect of a
  change in accounting principle......................
                                                        $   297    $(33,921)  $ (98,736)  $ 7,906
  Preferred share dividends...........................       --      (2,173)     (3,686)   (6,766)
                                                        -------    --------   ---------   -------
  Net earnings (loss) before cumulative effect of a
    change in accounting principle attributable to
    Common shareholders...............................  $   297    $(36,094)  $(102,422)  $ 1,140
                                                        =======    ========   =========   =======
Weighted average number of shares outstanding.........   74,145      74,019      74,103    73,967
Basic earnings (loss) before cumulative effect of a
  change in accounting principle per Common share.....  $  0.01    $  (0.49)  $   (1.38)  $ (0.02)
                                                        =======    ========   =========   =======

(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheets that differ from those reported under Canadian GAAP are as follows:

                                                   SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                               ---------------------------   ---------------------------
                                                CANADIAN    UNITED STATES     CANADIAN    UNITED STATES
                                                  GAAP           GAAP           GAAP           GAAP
                                               ----------   --------------   ----------   --------------
                                                       (unaudited)
Assets
  Receivables, net of allowances.............  $  201,262     $  201,262     $  203,772     $  204,013
  Long-term receivables, net of allowances...     559,516        566,037        664,999        673,100
  Insurance invested assets..................     274,656        262,276        266,661        270,809
  Other assets...............................     136,776        163,242        164,503        187,760

Liabilities and Shareholders' Equity
  Other liabilities..........................     370,124        366,462        399,304        394,377
  Insurance policy liabilities...............     180,231        213,159        166,920        196,230
  Future income tax liabilities..............     191,305        188,065        208,939        212,378
  Common shares..............................   1,276,449      1,302,821      1,274,096      1,300,428
  Deficit....................................    (639,914)      (638,512)      (539,741)      (536,089)

Accumulated other comprehensive income:
  Unrealized gains on securities available
    for sale, net of tax.....................          --         (4,196)            --          6,937
  Foreign exchange adjustment................      14,782        (14,215)        13,940        (15,057)

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

OVERVIEW

    The Company operates the second-largest number of funeral homes and cemeteries in North America. In addition to providing services at the time of need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at October 29, 1999, the Company operated 1,113 funeral homes and 427 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at October 29, 1999, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services purchased through a pre-need arrangement.

FINANCIAL CONDITION

BANKRUPTCY PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Wilmington, Delaware, United States. Concurrent with the Chapter 11 filing, the Company and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada. The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, while working to restructure its indebtedness, the Company will be assessing the carrying value of its assets, which may result in write downs, and will also be implementing operational and systems improvements.

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

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and nine months ended September 30, 1999 and 1998, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segmented information is provided in
Note 10 to the Interim Consolidated Financial Statements.

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
                                                                 (in millions)         (percentages)
Revenue
  Funeral...................................................   $137.2     $150.7       59.2       57.1
  Cemetery..................................................     70.8       89.9       30.5       34.1
  Insurance.................................................     23.8       23.3       10.3        8.8
                                                               ------     ------
    Total...................................................   $231.8     $263.9      100.0      100.0
                                                               ======     ======
Gross margin
  Funeral...................................................   $ 41.8     $ 49.1       30.5       32.5
  Cemetery..................................................     12.8        9.5       18.1       10.6
  Insurance.................................................      5.3        5.0       22.3       21.5
                                                               ------     ------
    Total...................................................     59.9       63.6       25.8       24.1
Expenses
  General and administrative................................     19.5       44.5        8.4       16.8
  Depreciation and amortization.............................     19.5       24.7        8.4        9.4
  Provision for asset impairment............................       --         --         --         --
                                                               ------     ------
  Earnings (loss) from operations...........................     20.9       (5.6)       9.0       (2.1)
  Interest on long-term debt................................      5.9       46.5        2.6       17.6
  Dividends on preferred securities of subsidiary...........       --        1.8         --        0.7
  Reorganization costs......................................     11.2         --        4.8         --
  Other expenses (income)...................................      0.7       (1.6)       0.3       (0.6)
  Income taxes..............................................      1.2      (19.9)       n/a        n/a
                                                               ------     ------
  Net earnings (loss).......................................   $  1.9     $(32.4)       0.8      (12.3)
                                                               ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    Consolidated revenue decreased by 12.2% to $231.8 million for the three months ended September 30, 1999 from $263.9 million in 1998. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenues were significantly affected by the disposition of 124 properties at March 31, 1999 and to a lesser degree by the bankruptcy filings. Consolidated gross margin decreased 5.8% to $59.9 million for the three months ended September 30, 1999 from $63.6 million in 1998, primarily attributable to the overall revenue decline. As a percentage of revenue, consolidated gross margin increased to 25.8% for the three months ended September 30, 1999 from 24.1% in 1998.

    Funeral revenue decreased 9.0% to $137.2 million for the three months ended September 30, 1999 compared to $150.7 million in 1998, due to fewer funeral services and a reduced average revenue per funeral service, partly, management believes, attributable to the bankruptcy filings. At locations in operation for the three months ended September 30, 1998 and 1999, the average revenue per funeral service decreased by 1.9%, while the number of funeral services performed decreased by 5.5%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 30.5% in 1999 from 32.5% in 1998 principally as a result of lower revenues and significant fixed operating costs. Total funeral services provided decreased to 37,600 compared to 39,400 for the same period in 1998.

    Cemetery revenue decreased 21.2% to $70.8 million in the three months ended September 30, 1999 compared to $89.9 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by the bankruptcy filing in June and pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 18.1% in 1999 from 10.6% in 1998, primarily due to, in 1998, an increase in allowance for pre-need accounts receivable and imputed interest on low interest contracts.

    Insurance revenue increased 2.4% to $23.8 million for the three months ended September 30, 1999 from $23.3 million in 1998. Overall insurance gross margin, as a percentage of insurance revenue, increased slightly to 22.3% for 1999 from 21.5% in 1998, due to an increase in pre-need funeral sales and the related elimination of intercompany commission costs.

    General and administrative expenses, as a percentage of revenue, decreased to 8.4% for the three months ended September 30, 1999 from 16.8% in 1998. The decrease in general and administrative expenses in 1999 is primarily due to the closure of the Trevose corporate office in the second quarter, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999 and the write off in 1998 of approximately $14.9 million of previously capitalized acquisition and construction costs which were no longer pursued.

    Depreciation and amortization expenses for the three months ended
September 30, 1999 were 21.4% lower than in 1998, primarily due to dispositions made in 1999 as well as the write off in 1998 of various depreciable assets.

    Interest expense on long-term debt decreased by $40.6 million for the three months ended September 30, 1999 compared to the same period in 1998. This is due to the suspension of post-Petition Date interest expense and payments for secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations was $43.1 million for the three months ended
September 30, 1999.

    Reorganization costs of $11.2 million for the three months ended
September 30, 1999 include additional costs incurred primarily for professional fees for accounting, legal and consulting services

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

provided to the Company and the Official Unsecured Creditors' Committee, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA.

    The income tax expense of $1.2 million for the three months ended
September 30, 1999 compares to an income tax benefit of $19.9 million in 1998. Prior to the year ended December 31, 1998, the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. The Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and the bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 1999. If this occurs, the resulting change in the valuation allowance would generally be treated as an additional income tax expense in the period such events become probable.

    The Company had net earnings of $1.9 million for the three months ended September 30, 1999, an increase in earnings of $34.3 million compared to a net loss of $32.4 million in 1998. The income was $0.03 per share compared to a loss of $0.47 per share in 1998. The increase in net earnings for 1999 resulted from the lower general and administrative, depreciation and amortization, and interest expenses, as noted above, partly due to the effect of the 1998 significant charges related to pre-need accounts receivable allowance, imputed interest and asset write-offs. These increases were partially offset by increased income taxes and additional reorganization costs associated with the bankruptcy proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
                                                                 (in millions)         (percentages)
Revenue
  Funeral...................................................   $462.3     $473.5       57.3       54.1
  Cemetery..................................................    273.0      329.7       33.8       37.6
  Insurance.................................................     71.4       72.3        8.9        8.3
                                                               ------     ------
    Total...................................................   $806.7     $875.5      100.0      100.0
                                                               ======     ======
Gross margin
  Funeral...................................................   $165.4     $177.3       35.8       37.4
  Cemetery..................................................     61.3       79.8       22.4       24.2
  Insurance.................................................     15.1       13.5       21.1       18.6
                                                               ------     ------
    Total...................................................    241.8      270.6       30.0       30.9
Expenses
  General and administrative................................     73.7       93.5        9.1       10.7
  Depreciation and amortization.............................     58.6       60.8        7.3        6.9
  Provision for asset impairment............................     15.1         --        1.9         --
                                                               ------     ------
  Earnings from operations..................................     94.4      116.3       11.7       13.3
  Interest on long-term debt................................     82.9      122.0       10.3       13.9
  Dividends on preferred securities of subsidiary...........      3.0        5.3        0.4        0.6
  Reorganization costs......................................     78.4         --        9.7         --
  Other expenses (income)...................................     14.6       (8.1)       1.8       (0.9)
  Income taxes..............................................     12.0      (10.7)       n/a        n/a
                                                               ------     ------
  Net earnings (loss).......................................   $(96.5)    $  7.8      (12.0)       0.9
                                                               ======     ======

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    Consolidated revenue decreased by 7.9% to $806.7 million for the nine months ended September 30, 1999 from $875.5 million in 1998. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenues were significantly affected by the disposition of 124 properties at March 31, 1999 and to a lesser degree by the bankruptcy filings. Insurance revenues increased after excluding 1998 revenues of a subsidiary sold in the fourth quarter of 1998. Consolidated gross margin decreased 10.6% to $241.8 million for the nine months ended September 30, 1999 from $270.6 million in 1998, primarily attributable to the cemetery revenue decline, though funeral margin also declined due to lower revenues and significant fixed operating costs, while insurance margin improved. As a percentage of revenue, consolidated gross margin decreased to 30.0% for the nine months ended September 30, 1999 from 30.9% in 1998.

    Funeral revenue decreased by 2.4% to $462.3 million for the nine months ended September 30, 1999 compared to $473.5 million in 1998, primarily due to lower average revenue per funeral service and, management believes, the negative impacts of the bankruptcy filings. At locations in operation for the nine months ended September 30, 1998 and 1999, the average revenue per funeral service increased by 0.3%, while the number of funeral services performed decreased by 3.4%. Overall funeral gross margin as a percentage of funeral revenue, decreased to 35.8% in 1999 from 37.4% in 1998 principally as a result of lower revenues and significant fixed operating costs. Total funeral services provided increased to 122,900 compared to 121,900 for the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Cemetery revenue decreased 17.2% to $273.0 million in the nine months ended September 30, 1999 compared to $329.7 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by the bankruptcy filing in June and pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 22.4% in 1999 from 24.2% in 1998, primarily due to the decline in revenue. In 1998, cemetery gross margin was reduced significantly due to an increase in allowance for pre-need accounts receivable and imputed interest on low interest contracts.

    Insurance revenue decreased 1.2% to $71.4 million for the nine months ended September 30, 1999 from $72.3 million in 1998. However, excluding 1998 revenues of a subsidiary sold in 1998, insurance revenues increased by approximately $11.5 million primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Overall insurance gross margin as a percentage of insurance revenue increased to 21.1% for 1999 from 18.6% in 1998, primarily due to an increase in pre-need funeral sales and the related elimination of intercompany commission costs.

    General and administrative expenses, as a percentage of revenue, decreased to 9.1% for the nine month period ended September 30, 1999 from 10.7% in 1998. The decrease in general and administrative expenses in 1999 is primarily due to the closure of the Trevose corporate office in the second quarter, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999 and the write off in 1998 of approximately $14.9 million of previously capitalized acquisition and construction costs which were no longer pursued.

    Depreciation and amortization expenses for the nine months ended
September 30, 1999 were 3.4% lower than in 1998, primarily due to dispositions made in 1999 as well as the write off in 1998 of various depreciable assets.

    The Company recorded a non-recurring pre-tax impairment charge of approximately $15.1 million in the second quarter of 1999 for other properties identified at December 31, 1998 as probable for sale.

    Interest expense on long-term debt decreased by $39.1 million for the nine months ended September 30, 1999 compared to the same period in 1998. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payment for secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations was $56.8 million for the nine months ended September 30, 1999.

    Reorganization costs of $78.4 million for the nine months ended
September 30, 1999 included a charge of approximately $22.3 million for the write off of deferred debt issue costs and $9.8 million for the recording of the PATS option liability, each associated with debt now subject to compromise, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $19.1 million of professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA.

    Other expenses reflects an additional non-recurring pre-tax charge of approximately $13.5 million in the second quarter of 1999 relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The income tax expense of $12.0 million for the nine months ended
September 30, 1999 compares to an income tax benefit of $10.7 million in 1998. Prior to the year ended December 31, 1998, the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures did not produce similar benefits in the current period because the Company was unable to fully realize the tax benefit from its interest expense. Also, the Company was unable to realize the benefit of either the operating loss for the period or the deductible portion of the reorganization expenses incurred in the period. The Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 1999. If this occurs, the resulting change in the valuation allowance would generally be treated as an additional income tax expense in the period such events become probable.

    The Company had a net loss of $96.5 million for the nine months ended September 30, 1999, a decrease in earnings of $104.3 million compared to net earnings of $7.8 million in 1998. The loss was $1.35 per share compared to earnings of $0.01 per share in 1998. The decrease in net earnings for 1999 resulted primarily from lower funeral and cemetery gross margins, increased income taxes, certain charges and reorganization costs associated with the bankruptcy proceedings, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past few years the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred.

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

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the DIP Facility. The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50 million. As at September 30, 1999, the borrowings under the DIP Facility were $10.0 million and the letters of credit outstanding were $17.3 million.

    In addition, the Company has taken steps to improve profitability and cash flow throughout the organization, including a review of its cemetery pre-need sales strategy and, to improve cash flow, implemented changes to the terms and conditions of cemetery pre-need sales. These changes included: setting contract term thresholds; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company's balance sheet at September 30, 1999 as compared to December 31, 1998, reflects changes principally from the disposition of properties and changes associated with the bankruptcy filings as of June 1, 1999, as well as from ongoing operating activities.

RESTRICTIONS

    The DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, inter-company payments, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. In October 1999, the Company obtained waivers from its DIP Facility lenders for non-compliance as of August 31, 1999 with certain financial covenants related to funeral home gross margin and non-compete payments to former owners. At the same time, the Company also received a waiver for non-compliance with certain other covenants measured against its third quarter operating results. As the waivers will expire on November 15, 1999, the Company and its DIP Facility lenders have undertaken a comprehensive review of all current financial covenants and intend to amend such covenants to be effective through the first quarter of 2000. The Company believes that sufficient cash resources currently exist to satisfy its near-term obligations.

    The Company's insurance subsidiaries, which have not filed for protection under Chapter 11, are also subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

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

THE COMPANY'S STATE OF READINESS

    During the past two years, the Company has been evaluating and assessing its existing informational computer systems, as well as non-informational systems, and determined that it was necessary to modify or replace certain portions of its software so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts receivable and payable, etc., required varying degrees of modification or replacement. Continued accurate and timely information processing and reporting is critical to the ongoing operations of the Company. Similarly, certain non-informational systems, such as communications systems, security systems, etc., which are critical to the safe and uninterrupted performance of the Company also required varying degrees of modification or replacement.

    A detailed plan was developed to ensure that each area requiring modifications or replacement was adequately and timely addressed. At this time, the Company's monitoring indicates that all critical areas have been remedied to be Year 2000 compliant as of the end of October 1999. The Company's plan included adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized.

    The Company continues to communicate with its significant vendors to determine the extent of their respective Year 2000 readiness. Based on information compiled, the Company does not anticipate any significant Year 2000 Issue events with respect to these vendors. However, there can be no guarantee that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

THE COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The total cost incurred by the Company to evaluate, assess and remediate Year 2000 Issues has been approximately $3 million, and is not material to the operating results or financial position of the Company. This amount does not include any provision or estimate for costs which might arise from a third party's Year 2000 Issue, which are not determinable.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    It is difficult to accurately project what the potential risks and ramifications to the Company may be if a year 2000 Issue event occurs within the systems of either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, will be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with the modifications made to existing software and the conversions to new software, the risk of potential loss associated with the Year 2000 Issue has been mitigated.

    In a "worst-case scenario," which is extremely difficult for the Company to predict, the Company may be unable to fulfill its customer service obligations in a timely or cost-effective manner, vendor payments may be delayed and timely and accurate financial reporting might be hindered. All such effects would be temporary, but the Company is not able to predict the exact nature of events and circumstances, extent of time nor cost that might be incurred if a "worst-case scenario" occurred. The Company believes that its Year 2000 remediation efforts described are adequate to mitigate such potential effects.

THE COMPANY'S CONTINGENCY PLANS

    Though the Company's Year 2000 Issue remediation is believed to be adequate to achieve full system compliance, the Company has developed contingency plans, such as alternate back-up plans or "parallel" remediation efforts that modified an existing system to be Year 2000 compliant even though the system was replaced, in the event that replacement systems do not perform as expected.

    In addition, the Company has also developed cross-over contingency plans for December 31, 1999 which include: on-site and standby staffing, vendor staffing commitments and alternate communication procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company used derivatives, prior to filing for bankruptcy, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective is to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described are non-trading and are stated in U.S. dollars. The Company's derivative contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affect the swaps are generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitutes "forward-looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

    As a result of the Company's bankruptcy filings on the Petition Date, virtually all of the Company's fixed and floating rate debt are in default. Such obligations have been reclassified as liabilities subject to compromise and will not be settled until a plan of reorganization is confirmed by the Bankruptcy Courts. These material limitations restrict the Company's ability to fully reflect the net market risk exposure of these instruments. Accordingly, information for fair values and scheduled repayments of the debt obligations has been omitted. In addition, all interest rate derivatives previously held by the Company have been terminated and a liability has been recorded if necessary.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and
116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3, and 4 to the Interim Consolidated Financial Statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any resultant liabilities will be subject to compromise. There are no material changes to previously reported litigation, except for the stay under the bankruptcy filings and as noted below. Please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for a description of previously reported litigation.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and LGC are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by Loewen Group Capital L.P.

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

    On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania all of the cases listed below as well as any related cases thereafter transferred to that District (the "April 15 Order"). The
April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff, ordered the filing of a Consolidated Amended Complaint within 45 days, and required the defendants to respond within 45 days after the filing of the Consolidated Amended Complaint. Subsequent to the Company's bankruptcy filings and before the filing of a Consolidated Amended Complaint, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket. Plaintiffs have filed a motion asking the Court to restore the cases to the active docket for purposes of allowing them to file a Consolidated Amended Complaint against the current and certain additional unnamed individual defendants. The Company and the individual defendants have filed papers opposing that motion.

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

                                                              OCTOBER 29, 1999
                                                              -----------------
Dividends in arrears:

  6.00% Preferred Shares, Series C..........................     $ 7,072,000
  9.45% MIPS................................................       4,134,000
                                                                 -----------
                                                                 $11,206,000
                                                                 ===========

    (b) Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, MIPS and PATS. Accordingly, the Company has not made interest and/or principal payments when due on secured, unsecured and undersecured debt obligations.

                                                              OCTOBER 29, 1999
                                                              -----------------
Interest payments in arrears:

  Bank credit agreements....................................    $ 15,290,000
  9.62% Series D senior notes...............................       1,241,000
  6.49% Series E senior notes...............................         958,000
  7.50% Series 1 senior notes...............................       8,438,000
  8.25% Series 2 senior notes...............................       5,156,000
  7.75% Series 3 senior notes...............................       4,688,000
  8.25% Series 4 senior notes...............................       9,281,000
  6.10% Series 5 senior notes...............................       4,150,000
  7.20% Series 6 senior notes...............................       7,200,000
  7.60% Series 7 senior notes...............................       9,500,000
  6.70% PATS................................................      10,050,000
                                                                ------------
                                                                $ 75,952,000
                                                                ============

Principal payments in arrears:
  9.62% Series D senior notes...............................    $  5,831,000
  6.70% PATS................................................     300,000,000
                                                                ------------
                                                                $305,831,000
                                                                ============

ITEM 5. OTHER INFORMATION

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

    The new continued listing standards are: (i) total market capitalization and shareholders' equity of not less than $50 million; (ii) total market capitalization of not less than $15 million over a 30-day trading period; and
(iii) minimum share price of $1 over a 30-day trading period.

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

    The NYSE also stated that given the Company's recent bankruptcy filings, the NYSE will continue to monitor the Company's financial condition and will suspend trading if at any point: (i) the NYSE receives authoritative advice that the Company's Common shares have no value; (ii) the Company's Common shares are to be cancelled; (iii) the Company announces any material adverse news; or
(iv) the Company's financial condition further deteriorates.

    The TSE and the ME also have rules setting forth quantitative and qualitative criteria with respect to continued listing. As of October 29, 1999, neither the TSE nor the ME has advised the Company that the Company does not satisfy applicable continued listing criteria.

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

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

    3. DISPOSITIONS. Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which a material sale is probable. Should additional properties be sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    4. TAX RATE. Prior to the year ended December 31, 1998, the Company's financing structures have allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures are not expected to produce similar benefits in the future due to uncertainty as to when, if ever, the tax benefit of deducting the Company's future interest expense will be realized. As a result, the Company expects that its income taxes for 1999 and beyond will likely exceed the Canadian statutory rate.

    In addition, the tax rate for 1999 and beyond may be affected disproportionately by asset dispositions and bankruptcy proceedings. In addition to generating a gain or loss for tax purposes, the disposition of certain locations, as well as limitations that may be placed on the realization of other tax assets when the Company emerges from bankruptcy, may require the Company to take a valuation allowance against certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 1999. If this occurs, the resulting change in the valuation allowance would generally be treated as an additional income tax expense in the period such dispositions become probable.

    5. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement a plan of reorganization pursuant to bankruptcy proceedings, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and debtor-in-possession financing, (iv) the number of Common shares outstanding,
(v) competition, (vi) the accounting treatment of dispositions and the valuation of assets, (vii) the level of the Company's general and administrative costs,
(viii) changes in or application of applicable accounting principles and governmental regulations, and (ix) the success of the Company's Year 2000 Issue efforts and the ability of third parties to achieve Year 2000 Issue compliance on a timely basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------

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

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

            4.11            MIPS Guarantee Agreement, dated August 15, 1994 (9)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

            4.35            Form of Global Series 6 and 7 Exchange Notes of LGII (14)

            4.36            Form of Physical Series 6 and 7 Exchange Notes of LGII (14)

            4.37            Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
                              Notes (included in Exhibit 4.35 or 4.36)

            4.38.1          Debtor-In-Possession Credit Agreement, dated as of June 1,
                              1999 (the "DIP Agreement"), by and among LGII, as debtor
                              and debtor-in-possession, each of LGII's subsidiaries
                              listed on the signature pages thereof, each as debtor and
                              debtor-in-possession, Loewen, the Lenders named therein,
                              as the initial Lenders, and First Union National Bank, as
                              the L/C Issuer and as the Administrative Agent for the
                              Lenders (15)

            4.38.2          First Amendment to the DIP Agreement, dated as of July 16,
                              1999 (15)

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

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
          *10.15            Employment Agreement, and Covenant Not to Compete, dated
                              November 14, 1990, by and between LGII and Albert S.
                              Lineberry, Sr. (1)

          *10.16            Employment Agreement, dated April 12, 1991, by and between
                              Loewen and Dwight Hawes (1)

          *10.17            Consulting Agreement, dated July 18, 1994, by and between
                              Loewen and Charles B. Loewen, LGII, and Corporate
                              Services International Inc. (1)

          *10.18            Employment Letter, dated March 10, 1995, by Raymond L.
                              Loewen to Paul Wagler (6)

           10.19            Employment Agreement, dated March 17, 1995, by and between
                              Loewen, LGII and Lawrence Miller (1)

           10.20.1          Employment Agreement, dated March 17, 1995, by and between
                              Loewen and William R. Shane ("Shane Employment
                              Agreement") (1)

           10.20.2          Amendment No. 1 to Shane Employment Agreement, dated
                              February 23, 1998, by and between Loewen and William R.
                              Shane (8)

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
                              Direct L.P. ("PSI"), LGII and Loewen (18)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

(15) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999 (File
    No. 1-12163)

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

(21) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated December 30, 1998, filed January 4, 1999 (File No. 1-12163)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the third quarter of fiscal 1999:

FILING DATE                    ITEM NUMBER        DESCRIPTION
-----------                    -----------        -----------
July 6, 1999               Item 5. Other Events   Press release announcing the appointment of
  (dated July 2, 1999)                            Michael A. Cornelissen as Chief Financial
                                                  Officer

July 21, 1999              Item 5. Other Events   Press release announcing the receipt by
  (dated July 19, 1999)                           Loewen of final court approval of
                                                  $200 million Debtor-in-Possession Financing
                                                  Agreement

August 16, 1999            Item 5. Other Events   Press release announcing second quarter
  (dated August 13, 1999)                         financial results

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE LOEWEN GROUP INC.

Dated: November 8, 1999                        By:    /s/ MICHAEL A. CORNELISSEN
                                               -------------------------------------------
                                               Name:  Michael A. Cornelissen
                                               Title:   CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Dated: November 8, 1999                        By:    /s/ DWIGHT K. HAWES
                                               -------------------------------------------
                                               Name:  Dwight K. Hawes
                                               Title:   SENIOR VICE PRESIDENT, CORPORATE
                                                 CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)