Form 10-K
period 1999-12-31
LOEWEN GROUP INC
filed 2000-03-16
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)             OF THE SECURITIES EXCHANGE ACT OF 1934
   /X/              For the fiscal year ended December 31, 1999
                                         OR
   / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

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

   4126 NORLAND AVENUE, BURNABY, BRITISH COLUMBIA,                                 V5G 3S8
                       CANADA                                                    (Postal Code)
      (Address of principal executive offices)

        Registrant's telephone number, including area code: 604-299-9321

          Securities registered pursuant to Section 12(b) of the Act:

             (Title of class)                              (Name of each exchange on
     COMMON SHARES WITHOUT PAR VALUE                          which registered)
                                                          THE TORONTO STOCK EXCHANGE

        LOEWEN GROUP CAPITAL, L.P.
     9.45% CUMULATIVE MONTHLY INCOME
     PREFERRED SECURITIES, SERIES A,
   GUARANTEED BY THE LOEWEN GROUP INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /
                            ------------------------

    The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$50,011,000 million as of March 6, 2000. The number of outstanding Common shares as of March 6, 2000, was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
GENERAL INFORMATION.........................................         1

                                PART I

        ITEM
       NUMBER
---------------------

  1.                    BUSINESS....................................................      2

  2.                    PROPERTIES..................................................      5

  3.                    LEGAL PROCEEDINGS...........................................      6

  4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........      9

                        EXECUTIVE OFFICERS OF LOEWEN................................     10

                        DIRECTORS OF LOEWEN.........................................     12

                                           PART II

  5.                    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................     14

                        RECENT ACCOUNTING STANDARDS.................................     15

                        FORWARD-LOOKING AND CAUTIONARY STATEMENTS...................     15

  6.                    SELECTED FINANCIAL DATA.....................................     17

  7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................     19

  7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     28

  8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     29

  9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................    128

                                           PART III

 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    128

 11.                    EXECUTIVE COMPENSATION......................................    128

 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT............................................    128

 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    128

                                           PART IV

 14.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K..................................................    129

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

    Except as specifically noted, financial information is presented in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP"), as applicable to the Company, are explained in Note 20 to the Company's consolidated financial statements for the year ended December 31, 1999 (the "Consolidated Financial Statements"), included in Item 8 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at February 29, 2000, the Company operated 1,107 funeral homes and 428 cemeteries throughout North America and 34 funeral homes in the United Kingdom. As at February 29, 2000, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

    On June 1, 1999 (the "Petition Date"), Loewen and each of approximately 850 United States subsidiaries and a foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code
("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and a fourth subsidiary's petition was voluntarily deleted. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. The Company is implementing operational and systems improvements.

    The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    If a plan of reorganization is approved by the Bankruptcy Courts, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

    In January 1999, the Company's Board of Directors appointed John S. Lacey as Chairman, replacing Co-Chairmen Robert L. Lundgren and Raymond L. Loewen. In June 1999, Paul A. Houston was appointed to the Board of Directors. In December 1999, Robert L. Lundgren resigned from the Board of Directors. In February 2000, Donna R. Moore and John J. Wiesner were appointed to the Board of Directors.

    In July 1999, Michael A. Cornelissen was appointed Chief Financial Officer. In December 1999, Paul A. Houston was appointed President and Chief Executive Officer, replacing Robert L. Lundgren.

    Loewen serves as the holding company for all operations of the Company, which are contained in subsidiary and associated companies. Loewen was incorporated under the Company Act of British Columbia on October 30, 1985. The principal executive offices of the Company are located at 4126 Norland Avenue, Burnaby, British Columbia V5G 3S8, telephone number (604) 299-9321.

BUSINESS OPERATIONS

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. The Company maintains a regional management structure for both funeral home and cemetery businesses that is organized in several geographic regions in the United States, Canada and United Kingdom.

    Historically, the Company pursued an aggressive growth strategy based primarily on acquisitions. In more recent years, this growth strategy emphasized cemetery acquisitions, as compared to the prior emphasis on funeral home acquisitions. The Company's current strategy is to reduce costs and improve liquidity. In March 1999, the Company sold 124 cemeteries and three funeral homes for gross proceeds of $193 million.

    On January 24, 2000, the Company announced that the U.S. Bankruptcy Court approved the Company's previously-announced program for disposition of non-strategic assets. Through this program, the Company intends to sell up to 371 of its approximately 1,400 U.S. funeral home and cemetery locations. Although many of the properties that will be made available for sale have good track records and well-established reputations in their communities, the Company has determined that they do not fit into its long-range business plans -- in many cases because their geographic locations do not permit the properties to realize synergies with other Company funeral homes and cemeteries. A further
54 locations are anticipated to be merged with existing locations.

    The Company's financial advisors have established a process by which parties interested in bidding must submit letters of intent identifying the properties that they wish to purchase and stating, subject to further due diligence, the prices that they would be prepared to pay for those assets. In the course of the asset disposition program, the Company will consider all qualified bids, whether for geographic groups of properties or for single locations, with the objective of maximizing the total value received for assets.

    FUNERAL HOMES

    The Company's funeral homes offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium.

    Substantially all of the Company's funeral homes provide basic cremation services, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 1999, cremations accounted for approximately 30% of all funeral services performed by the

Company compared to approximately 29% in 1998. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1.0% annually over the past five years and, in 1998, accounted for approximately 24% of all funeral services performed in the United States.

    Funeral operations comprised approximately 59% of the Company's consolidated revenue for 1999. Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust by the Company or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices under which the Company is designated as the beneficiary. At the date of performing a pre-arranged funeral service, the Company records as funeral revenue the amount originally trusted or the insurance contract amount, together with related accrued earnings retained in trust and increased insurance benefits. The Company's gross pre-arranged funeral sales in 1999 were approximately
$168 million (1998 -- $258 million).

    CEMETERIES

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's cemetery operations comprised approximately 32% of the Company's consolidated revenue for 1999, the majority of which was derived from pre-need sales of cemetery products and services. The pre-need sale of interment rights and related products and services is recorded as revenue when customer contracts are signed. At that time, costs related to the sale are also recorded and an allowance is established for future cancellations and refunds, based on management's estimates in light of actual historical experience, trends and analysis. A portion of the proceeds received by the Company from pre-need merchandise and service sales is generally set aside in trust funds to provide for the future delivery of the cemetery products and services. Earnings of merchandise and service trust funds are recognized as income in the year realized; increases in the costs for merchandise and services are recognized as a charge to income.

    In addition, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 1999, the Company's cemeteries had approximately $247 million in perpetual care trust funds, which are not reflected on the Company's balance sheet because the principal is required to stay in trust in perpetuity.

    INSURANCE

    The Company operates three insurance subsidiaries licensed in a total of 29 jurisdictions, which sell a variety of life insurance products, primarily to fund pre-arranged funerals. The Company's insurance operations comprised approximately 9% of the Company's consolidated revenue for 1999.

COMPETITION

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses. Competition generally arises among local funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains in market share within a community are usually achieved over a period of time.

REGULATION

    The funeral service industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. A number of jurisdictions also regulate the sale of pre-need services and the administration of any resulting trust funds or insurance contracts. The laws and regulations are complex, subject to the interpretation by regulators, and vary from jurisdiction to jurisdiction. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

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

EMPLOYEES

    At February 29, 2000, the Company employed approximately 11,900 people with approximately 600 people employed at the Company's corporate office. Management believes that its relationship with employees is good, but recognizes employees have concerns over the challenges facing the Company. Approximately 130 of the Company's employees are members of collective bargaining units.

ITEM 2.  PROPERTIES.

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 1,141 funeral homes at February 29, 2000 (including 51 funeral homes located on or adjacent to a cemetery property), 180 were leased facilities and the balance were owned by the Company. In addition, 49 of the funeral homes owned by the Company were mortgaged as security for loans from the seller of the property or from a commercial lender. Generally, the Company has a right of first refusal and an option to purchase its leased premises.

    The Company operated or provided management or sales services to 428 cemeteries at February 29, 2000, of which six were mortgaged as security for loans from the seller of the property. For certain cemeteries, the Company provides management and sales services pursuant to various management and sales agreements. The cemeteries operated by the Company contained an aggregate of approximately 19,500 acres of which approximately 58% were developed.

    The Company's corporate office in Burnaby occupies 35,000 square feet in a building owned by the Company and an aggregate 103,000 square feet of leased corporate office space.

ITEM 3.  LEGAL PROCEEDINGS.

BANKRUPTCY FILINGS

    On June 1, 1999, Loewen and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (IN
RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, Loewen and 116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and a fourth subsidiary's petition was voluntarily deleted.

    Loewen and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved a Petition Date $200,000,000 debtor-in-possession revolving credit facility (the "DIP Facility"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against Loewen and its filing subsidiaries was stayed as of June 1, 1999 (unless the stay is lifted by the supervising court), and any additional liabilities related thereto will be subject to compromise.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital, L.P. ("LGC") are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of Monthly Income Preferred Securities ("MIPS") from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

    The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

    The Judicial Panel on Multidistrict Litigation (the "MDL Panel") granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's bankruptcy filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996. In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

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

    Plaintiffs' petitions seek damages, penalties and attorney's fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and the plaintiffs appealed. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims.

    Following various rulings on the DUFFY lawsuit in the trial court, on January 6, 1999, the Fourth Circuit Court of Appeal dismissed the action. On February 5, 1999, the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's Consolidated Financial Statements.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp, SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

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

    On February 3, 1999, the state court ruled that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar the particular sub-class of potential plaintiffs identified in LUENING. On
March 25, 1999, the Fourth Circuit reversed the trial court, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. On March 29, 1999 the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

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

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on Loewen and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the bankruptcy proceedings, and no new trial date has been set.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    In December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Company and LGII. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    In 1995, Ms. Flanagan and her husband John Flanagan (now deceased) sold their mausoleum and mortuary business to LGII for cash and Loewen stock.
Ms. Flanagan's complaint contains causes of action for breach of contract in connection with the share purchase agreement and in connection with employment and consulting agreements entered into at the time of the share purchase agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the share purchase agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that LGII has the option to purchase for a specified price pursuant to the share purchase agreement.

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

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                          EXECUTIVE OFFICERS OF LOEWEN

    The following table sets forth certain information with respect to the current executive officers of Loewen. The ages of the executive officers are shown as of February 29, 2000.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey(1)..........................     56      Chairman of the Board

Paul A. Houston(2)........................     51      President and Chief Executive Officer

Michael G. Weedon(3)......................     46      Senior Vice-President, Trust and Insurance

Michael A. Cornelissen(4).................     56      Senior Vice-President, Chief Financial
                                                       Officer

Jeffrey L. Cashner(5).....................     45      Senior Vice-President, USA

Harry C.B. Rath(6)........................     64      Senior Vice-President, Canada

Nick Taylor(7)............................     50      Managing Director, United Kingdom

Bradley D. Stam(8)........................     52      Senior Vice-President, Legal and Asset
                                                       Management

Gordon D. Orlikow(9)......................     39      Senior Vice-President, People

Dwight K. Hawes(10).......................     40      Senior Vice-President, Corporate
                                                       Controller

Peter S. Hyndman(11)......................     58      Corporate Secretary

Guy Heywood(12)...........................     41      Vice-President, Treasurer

------------------------

 (1) Mr. Lacey became the Chairman of the Board of Directors of Loewen in January 1999. He is not an employee of The Loewen Group Inc. or any affiliated company, and serves as a non-executive Chairman. In December 1998, Mr. Lacey became a Director of Loewen. From July 1998 to
    November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

 (2) Mr. Houston became President and Chief Executive Officer of Loewen in December 1999. In June 1999, Mr. Houston became a Director of Loewen. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From April 1995 to August 1996,
    Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to April 1995, Mr. Houston was President of Black Photo Corporation.

 (3) Mr. Weedon became Senior Vice-President, Trust and Insurance in
    February 2000. In November 1997, Mr. Weedon served as Chief Administrative Officer, from November 1997 to July 1998, as Executive Vice-President of Administration, from July 1998 to November 1998, as Executive Vice-President, Operations and Administration, from November 1998 to February 2000, as Executive Vice-President, Administration, Accounting and Control, and Chief Administrative Officer of Loewen. From December 1996 to November 1997, Mr. Weedon was a private business consultant and investor. From April 1993 to December 1996, Mr. Weedon served as Executive Vice-President and Chief Operating Officer of Viridian Inc. (formerly Sherritt Inc.) in Fort Saskatchewan, Alberta.

 (4) Mr. Cornelissen became Senior Vice-President, Chief Financial Officer in February 2000. From July 1999 to February 2000, Mr. Cornelissen served as Chief Financial Officer of Loewen. Prior to July 1999, Mr. Cornelissen was an independent business consultant.

 (5) Mr. Cashner became Senior Vice-President, USA of Loewen in January 1999. From August 1996 to January 1999, Mr. Cashner served as Regional President, Operations, South East Region and from February 1994 until August 1996,
    Mr. Cashner served as Vice-President, Cemetery and Combination Division, South and Western Region of Loewen.

 (6) Mr. Rath became Senior Vice-President, Canada of Loewen in February 2000. From December 1998 to February 2000, Mr. Rath served as Regional Vice-President, Funeral Home Operations, Eastern Canada, from August 1996 to December 1998, as Vice-President Operations, Eastern Canada, from April 1993 to August 1996, as Director, Operations, Eastern Canada of Loewen.

 (7) Mr. Taylor became Managing Director, United Kingdom of Loewen in January 2000. Prior to January 2000, Mr. Taylor was a funeral director of a family-owned funeral business.

 (8) Mr. Stam became Senior Vice-President, Legal and Asset Management in February 2000. From March 1998 to February 2000, Mr. Stam served as Senior Vice-President, Law of Loewen. From January 1996 until September 1997,
    Mr. Stam was President, General Counsel and a director of Western Star Trucks Holdings Ltd. From June 1995 to January 1996, Mr. Stam was Vice-President, General Counsel and Corporate Secretary of Western Star Trucks Holdings Ltd. Prior to that time, Mr. Stam was a partner with the Seattle-based law firm of Culp, Dwyer, Guterson & Grader.

 (9) Mr. Orlikow became Senior Vice-President, People of Loewen in February 2000. From November 1999 to February 2000, Mr. Orlikow served as Senior Vice-President, Human Resources of Loewen. From March 1999 to
    November 1999, Mr. Orlikow was a consultant with PricewaterhouseCoopers. From April 1996 to March 1999, Mr. Orlikow was Director of Human Resources of BC Rail Ltd. Prior to that time, Mr. Orlikow was Manager Employment, Training and Development of BC Rail Ltd.

(10) Mr. Hawes became Senior Vice-President, Corporate Controller of Loewen in August 1998. From October 1994 to August 1998, Mr. Hawes served as Vice-President, Finance and from January 1993 to October 1994, as Director of Treasury Operations of Loewen.

(11) In addition to serving as Corporate Secretary of Loewen, Mr. Hyndman served as Vice-President, Law of Loewen from March 1995 to November 1997.

(12) Mr. Heywood became Vice-President, Treasurer of Loewen in November 1998. From June 1996 to November 1998, Mr. Heywood served as Director, Treasury Operations of Loewen. Prior to that time, Mr. Heywood was Assistant Vice-President of ABN AMRO Bank, in Vancouver, British Columbia.

    No executive officer of Loewen is related by blood, marriage or adoption to any director or other executive officer of Loewen.

    There are no arrangements or understandings between any executive officer of Loewen and any other person pursuant to which the executive officer was selected to serve as an executive officer of Loewen.

                              DIRECTORS OF LOEWEN

    The following table sets forth certain information with respect to the current Board of Directors of Loewen. The ages of the Directors are shown as of February 29, 2000.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey(b)(1).......................     56      Chairman of the Board
Toronto, Ontario, Canada

Paul A. Houston(2)........................     51      President, Chief Executive Officer and
Toronto, Ontario, Canada                               Director

Charles B. Loewen(a)(c)(3)................     67      Director
Toronto, Ontario, Canada

James D. McLennan(a)(c)(4)................     63      Director
Park Ridge, Illinois, U.S.A.

Donna R. Moore(c)(5)......................     60      Director
Eureka, Montana, U.S.A.

William R. Riedl(b)(6)....................     59      Director
Toronto, Ontario, Canada

The Right Honorable John N. Turner, P.C.,      70      Director
  C.C., Q.C.(a)(b)(7).....................
Toronto, Ontario, Canada

John J. Wiesner(a)(8).....................     61      Director
Oklahoma City, Oklahoma, U.S.A.

------------------------

 (a) Audit Committee

 (b) Corporate Governance Committee

 (c) Compensation Committee

 (1) Mr. Lacey became the Chairman of the Board of Directors of Loewen in January 1999. He is not an employee of The Loewen Group Inc. or any affiliated company, and serves as a non-executive Chairman. In December 1998, Mr. Lacey became a Director of Loewen. From July 1998 to
    November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

 (2) Mr. Houston became President and Chief Executive Officer of Loewen in December 1999. In June 1999, Mr. Houston became a Director of Loewen. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From April 1995 to August 1996,
    Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to April 1995, Mr. Houston was President of Black Photo Corporation.

 (3) Mr. Loewen became a Director of Loewen in May 1990. Mr. Loewen is President, Corporate Services International Inc., an international investing and consulting company.

 (4) Mr. McLennan became a Director of Loewen in June 1993. Mr. McLennan is President of McLennan Company, a realty company.

 (5) Ms. Moore became a Director of Loewen in February 2000. Ms. Moore is an independent consultant. From 1995 to 1997, Ms. Moore was Chief Executive Officer of Discovery Zone, an entertainment company.

 (6) Mr. Riedl became a Director of Loewen in December 1998. Mr. Riedl is President and Chief Executive Officer, Fairvest Securities Corporation, a stock brokerage firm.

 (7) Mr. Turner became a Director of Loewen in June 1992. Mr. Turner is a partner of Miller, Thomson, Barristers and Solicitors.

 (8) Mr. Wiesner became a Director of Loewen in February 2000. Mr. Wiesner is an independent consultant. From 1987 to 1997, Mr. Wiesner was Chairman of the Board, Chief Executive Officer and President of C. R. Anthony Company, a retail company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Common shares of Loewen trade on The Toronto Stock Exchange ("TSE") under the symbol "LWN". Until March 3, 2000, the Common shares were also listed on The New York Stock Exchange ("NYSE").

    The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the TSE and the NYSE.

                                                                 TORONTO STOCK        NEW YORK STOCK
                                                                   EXCHANGE              EXCHANGE
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
                                                                    (CDN.$)               (U.S.$)
1998 First quarter..........................................   38.750     30.150     27.500     20.875
    Second quarter..........................................   41.450     35.000     28.813     24.625
    Third quarter...........................................   39.800     17.000     26.875     11.063
    Fourth quarter..........................................   21.950     10.750     14.500      7.000

1999 First quarter..........................................   12.500      1.350      8.438      0.938
    Second quarter..........................................    2.450      0.340      1.438      0.250
    Third quarter...........................................    2.450      0.770      1.688      0.500
    Fourth quarter..........................................    0.950      0.550      0.625      0.378

    As at March 6, 2000, there were 2,593 record holders of Loewen's Common shares.

    During 1999, new standards for continued listing of securities on the NYSE were adopted. The new continued listing standards are: (i) total market capitalization and shareholders' equity of not less than $50 million;
(ii) total market capitalization of not less than $15 million over a 30-day trading period; and (iii) minimum share price of $1.00 over a 30-day trading period.

    The Company has not met the required minimum $1.00 criterion, and trading of its shares was suspended by the NYSE on March 3, 2000. The NYSE is expected to apply to the United States Securities and Exchange Commission (the "SEC") for delisting of the Company's Common shares. Trading of the Company's MIPS, which also were listed on the NYSE, was suspended on March 3, 2000, and the NYSE is expected to apply to the SEC for delisting of the MIPS as well.

DIVIDENDS

    Under the terms of the DIP Facility, the Company is prohibited from declaring dividends on its Common shares, Preferred shares and MIPS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding restrictions on the payment of dividends. Aggregate dividends declared per Common share in the last two years were as follows:

                                                                1999       1998
                                                              --------   --------
Dividends per Common share..................................   $  --      $0.10

    The payment of cash, stock and deemed dividends on the Common shares is generally subject to Canadian withholding tax. The rate of withholding tax is 25% or such lesser amount as may be provided by treaty between Canada and the country of residence of the recipient. Under the current income tax treaty between the United States and Canada, such withholding tax rate is reduced to 15% (5% for holders of more than 10% of the Common shares).

                          RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's Consolidated Financial Statements.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The application of SAB 101 to industry and Company revenue recognition policies is unclear. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustments would be recorded in the Company's Consolidated Financial Statements for the first quarter of 2000.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-K, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the Securities and Exchange Commission, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-K, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate and comply with terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    2. BANKRUPTCY PROCEEDINGS. The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. If the plan of reorganization receives all requisite approvals, the Company will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. If the reorganization plan is approved and the Company emerges from bankruptcy, the carrying value of assets and liabilities recorded in the Company's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the consolidated balance sheet at December 31, 1999.

    During the pendency of the reorganization proceedings, the Company is implementing operational and system improvements. In particular, a new cemetery contract management system is being implemented in the cemetery operations on a location by location basis to improve the recording and tracking of individual preneed contracts. Management believes the new cemetery contract management system will: (i) improve the timeliness of and access to operational and financial information; (ii) reduce administrative costs; (iii) provide for improved trust efficiencies, and (iv) improve the estimation of merchandise and service liabilities. Further adjustments may be made to the estimation of cemetery merchandise and service liabilities as the cemetery contract management system is implemented.

    3. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue is also affected by the level of dispositions and acquisitions. Revenue may also be affected by the negative implications associated with the bankruptcy proceedings.

    4. DISPOSITIONS. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court for the District of Delaware approved the Company's proposed disposition process. Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which a material sale is probable. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    5. TAX RATE. Prior to the year ended December 31, 1998, the Company's financing structures allowed it to achieve an effective tax rate well below the Canadian statutory rate of 45%. These structures are not expected to produce similar benefits in the future due to uncertainty as to when, if ever, the tax benefit of deducting the Company's losses and future interest expense will be realized. As a result, the Company expects that its effective income tax rate for 2000 and beyond will likely vary significantly from the Canadian statutory rate.

    Future income and losses, and the disposition of certain locations may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at

December 31, 1999. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

    6. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement a plan of reorganization pursuant to bankruptcy proceedings that provides for achieving profitable operations and obtaining appropriate financing, among other things,
(ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and debtor-in-possession financing, (iv) dispositions and the related valuation of assets, (v) the number of Common shares outstanding,
(vi) competition, (vii) the level of the Company's general and administrative costs, and (viii) changes in applicable governmental regulations.

ITEM 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended
December 31, 1999. The selected consolidated financial information is derived from the Company's audited consolidated financial statements for such periods. The Company's Consolidated Financial Statements are prepared in accordance with Canadian GAAP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

    The financial results for the year ended December 31, 1999 include
$414 million of pre-tax charges representing impairment of capital assets and investments and accrual of contingent losses on investments and $93 million of reorganization costs. The 1999 results exclude $100 million of contractual interest expense applicable to certain pre-Petition Date debt obligations which are subject to compromise. As at December 31, 1999, $2.3 billion of liabilities were subject to compromise.

    The financial results for the year ended December 31, 1998 include
$649 million of pre-tax charges representing impairment of capital assets and investments and accrual of contingent losses on investments.

    The financial results for the year ended December 31, 1997 include
$89 million of pre-tax charges, representing certain restructuring, strategic initiative and other charges. The financial results for the year ended
December 31, 1996 include $19 million of finance and other costs related to a competitor's hostile takeover proposal for the Company, which was withdrawn in January 1997. The financial results for the year ended December 31, 1995 include an aggregate of $196 million for legal settlements and litigation related finance costs and certain general and administrative costs related to the legal settlements.

                                                                YEAR ENDED DECEMBER 31
                                     -----------------------------------------------------------------------------
                                         1999            1998            1997            1996            1995
                                     -------------   -------------   -------------   -------------   -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND OPERATING INFORMATION)
INCOME STATEMENT INFORMATION:
Revenue............................   $1,030,373      $1,136,234      $1,114,099      $  908,385      $  598,493
Gross margin.......................      288,659         291,736         363,639         329,008         224,476
Earnings (loss) from operations....     (248,607)       (263,966)        152,131         204,670         117,765
Net earnings (loss)................     (465,176)       (598,969)         41,810          65,999         (75,604)
Basic earnings (loss) per
  share(1).........................        (6.40)          (8.22)           0.48            1.01           (1.67)
Ratio of earnings to fixed
  charges(2).......................          n/a             n/a             1.3x            1.9x            n/a
Aggregate dividends declared per
  share............................           --            0.10            0.20            0.20            0.05

                                                                   AS AT DECEMBER 31
                                     -----------------------------------------------------------------------------
                                         1999            1998            1997            1996            1995
                                     -------------   -------------   -------------   -------------   -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND OPERATING INFORMATION)
BALANCE SHEET INFORMATION:
Total assets.......................   $4,110,583      $4,673,908      $4,790,687      $3,718,734      $2,380,011
Liabilities subject to
  compromise(4)....................    2,282,601              --              --              --              --
Total long-term debt(3)(4).........       91,204       2,268,014       1,793,934       1,495,925         932,296
Preferred securities of
  subsidiary(4)....................           --          75,000          75,000          75,000          75,000
Shareholders' equity...............      444,346         905,441       1,517,771       1,026,617         591,006

OPERATING INFORMATION:
Number of funeral homes............        1,141           1,151           1,070             956             815
Number of funeral services.........      162,000         163,000         153,000         142,000         114,000
Number of cemeteries...............          428             550             483             313             179

------------------------

(1) There are no material differences between basic and fully diluted earnings
    (loss) per share.

(2) The 1999, 1998 and 1995 losses are not sufficient to cover fixed charges by a total of approximately $497.7 million, $765.9 million and $127.9 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. The 1999 fixed charges exclude certain contractual interest charges on liabilities subject to compromise.

(3) Total long-term debt comprises long-term debt which is not subject to compromise, including the current portion.

(4) Under-secured and unsecured debt obligations (including the MIPS, which are identified as "Preferred securities of subsidiary") have been reclassified to liabilities subject to compromise as a result of the bankruptcy filings.

    Had the Company's Consolidated Financial Statements been prepared in accordance with U.S. GAAP (see Note 20 to the Consolidated Financial Statements), selected consolidated financial information would have been as follows:

                                                         YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Revenue............................  $1,028,454   $1,123,460   $1,115,400   $  909,137   $  598,493
Gross margin.......................     282,654      295,831      366,562      332,815      225,917
Earnings (loss) from operations....    (324,656)    (260,127)     153,038      203,040      117,442
Earnings (loss) before cumulative
  effect of change in accounting
  principles.......................    (523,439)    (594,257)      42,231       64,559      (75,800)
Basic earnings (loss) per share
  before cumulative effect of
  change in accounting
  principles(1)(2).................       (7.18)       (8.15)        0.49         0.98        (1.67)
Ratio of earnings to fixed
  charges(3).......................         n/a          n/a          1.3x         1.8x         n/a
Aggregate dividends declared per
  share............................          --         0.10         0.20         0.20         0.05

                                                           AS AT DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET INFORMATION:
Total assets.......................  $4,059,751   $4,709,654   $4,776,535   $3,699,950   $2,345,874
Liabilities subject to
  compromise(5)....................   2,282,601           --           --           --           --
Total long-term debt(4)(5).........      91,204    2,268,014    1,793,934    1,495,925      892,296
Preferred securities of
  subsidiary(5)....................          --       75,000       75,000       75,000       75,000
Shareholders' equity...............     383,075      913,365    1,524,195    1,026,110      519,006

------------------------

(1) There are no material differences between basic and diluted earnings (loss) per share.

(2) Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for United States GAAP purposes, on a retroactive basis.

(3) The 1999, 1998 and 1995 losses are not sufficient to cover fixed charges by a total of approximately $573.7 million, $767.1 million and $128.3 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. The 1999 fixed charges exclude certain contractual interest charges on liabilities subject to compromise.

(4) Total long-term debt comprises long-term debt which is not subject to compromise, including the current portion.

(5) Under-secured and unsecured debt obligations (including the MIPS, which are identified as "Preferred securities of subsidiary") have been reclassified to liabilities subject to compromise as a result of the bankruptcy filings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BANKRUPTCY PROCEEDINGS

    On June 1, 1999, Loewen and each of approximately 850 United States subsidiaries and a foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court, for the District of Delaware. Concurrent with the Chapter 11 filing, Loewen and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of Loewen voluntarily filed petitions for creditor protection and a fourth subsidiary's petition was voluntarily deleted. The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings.

    The Debtors are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed an Official Unsecured Creditors' Committee. The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA bankruptcy proceedings for confirmation after submission to any vote and approval required by affected parties. If a plan of reorganization is approved by the Bankruptcy Courts, the Company will be required to adopt "fresh start" accounting under Canadian and United States accounting principles. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the Consolidated Financial Statements could materially change because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting. On January 24, 2000, the Company announced that the United States Bankruptcy Court for the District of Delaware approved the Company's disposition process in connection with its previously-announced program for disposition of non-strategic assets. Through this program, the Company intends to sell up to 371 of its approximately
1,400 U.S. funeral home and cemetery locations. A further 54 locations are anticipated to be merged with existing locations.

BASIS OF PRESENTATION

    This discussion and analysis of the Company should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K. The results reported herein have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate and comply with the terms of a debtor-in-possession revolving credit agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the years ended December 31, 1999, 1998 and 1997, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes, which are presented as a percentage of earnings
(loss) before income taxes.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

                                                YEAR ENDED DECEMBER 31            YEAR ENDED DECEMBER 31
                                            -------------------------------   ------------------------------
                                              1999        1998       1997       1999       1998       1997
                                            ---------   --------   --------   --------   --------   --------
                                                     (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral.................................  $   609.7   $  631.2   $  602.1     59.2       55.6       54.0
  Cemetery................................      326.6      408.5      422.0     31.7       36.0       37.9
  Insurance...............................       94.1       96.5       90.0      9.1        8.4        8.1
                                            ---------   --------   --------    -----      -----      -----
    Total.................................  $ 1,030.4   $1,136.2   $1,114.1    100.0      100.0      100.0
                                            =========   ========   ========    =====      =====      =====
Gross margin
  Funeral.................................  $   215.5   $  223.9   $  227.9     35.3       35.5       37.9
  Cemetery................................       52.8       51.3      119.0     16.2       12.6       28.2
  Insurance...............................       20.4       16.5       16.7     21.7       17.1       18.5
                                            ---------   --------   --------
    Total.................................      288.7      291.7      363.6     28.0       25.7       32.6
Expenses
  General and administrative..............       99.9      133.3      112.7      9.7       11.7       10.1
  Depreciation and amortization...........       82.2       88.5       65.4      8.0        7.8        5.9
  Provision for asset impairment..........      355.2      333.9         --     34.5       29.4         --
  Restructuring costs.....................         --         --       33.4       --         --        3.0
                                            ---------   --------   --------
Earnings (loss) from operations...........     (248.6)    (264.0)     152.1    (24.1)     (23.2)      13.6

Interest on long-term debt................       87.9      182.3      132.2      8.5       16.1       11.9
Provision for investment impairment and
  contingent losses.......................       59.2      315.2         --      5.8       27.8         --
Reorganization costs......................       92.8         --         --      9.0         --         --
Dividends on preferred securities of
  subsidiary..............................        3.0        7.1        7.1      0.3        0.6        0.6
Other expenses (income)...................        5.6       (5.1)     (29.8)     0.5       (0.5)      (2.7)
                                            ---------   --------   --------
                                               (497.1)    (763.5)      42.6    (48.2)     (67.2)       3.8
Income taxes..............................      (31.9)    (164.5)       0.8      n/a        n/a        1.8
                                            ---------   --------   --------
Net earnings (loss).......................  $  (465.2)  $ (599.0)  $   41.8    (45.1)     (52.7)       3.8
                                            =========   ========   ========

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Consolidated revenue decreased 9.3% to $1.030 billion for the year ended December 31, 1999 from $1.136 billion in 1998. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenue was significantly affected by the disposition of 124 properties at March 31, 1999 and pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Consolidated gross margin decreased slightly, 1.1%, to $288.7 million in 1999 from $291.7 million in 1998, with a decline in funeral gross margin offset by improved insurance gross margin. As a percentage of revenue, consolidated gross margin increased to 28.0% in 1999 from 25.7% in 1998.

    Funeral revenue decreased 3.4% to $609.7 million in 1999 compared to $631.2 million in 1998, primarily due to fewer funeral services and a reduced average revenue per funeral service, partly, management believes, attributable to consumer concerns caused by the bankruptcy filings. At locations in operation for all of 1998 and 1999 ("Established Locations") the average revenue per funeral service decreased by 5.7%, while the number of funeral services performed decreased by 4.5%. Overall funeral gross margin, as a percentage of funeral revenue, decreased slightly to 35.3% in 1999 from 35.5% in 1998, principally as a result of lower revenues and significant fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 20.1% to $326.6 million in 1999 compared to $408.5 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow and, management believes, by consumer concerns caused by the bankruptcy filings in June. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 16.2% in 1999 from 12.6% in 1998. In 1999, cemetery gross margin increased $1.5 million from 1998. In 1998 cemetery gross margin was reduced from the prior year due to a decline in pre-need sales and an increase in the estimate of the allowance for pre-need accounts receivable due to increased cancellation experience, trends and analysis. During 1999, there was a further decline in pre-need sales and an increase in cancellation experience. In addition, gross margins were significantly reduced in 1999 due to a decline in revenues related to the bankruptcy and the disposition of 124 properties mentioned above. Cemetery gross margin was also negatively impacted by fixed operating costs and adjustments to cemetery liabilities to reflect current costs. The Company's previously-announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue decreased to $94.1 million for 1999 from $96.5 million in 1998. However, excluding 1998 revenue of a subsidiary sold in 1998, insurance revenue increased by approximately $10.7 million primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Overall insurance gross margin as a percentage of insurance revenue increased to 21.7% for 1999 from 17.1% in 1998, primarily due to an increase in pre-need funeral sales.

    The Company's gross pre-arranged funeral sales decreased to approximately $168 million in 1999 from approximately $258 million in 1998. Pre-arranged funeral services comprised approximately 23% of the annual funeral services performed by the Company in 1999 and in 1998. The Company estimates that it had a backlog of approximately $1.2 billion in pre-need funeral sales as of December 31, 1999. Approximately 80% of the Company's cemetery gross sales in 1999 was generated from pre-need sales compared with 75% in 1998.

    General and administrative expenses, as a percentage of revenue, decreased to 9.7% in 1999 from 11.7% in 1998. General and administrative expenses in 1999 decreased $33.4 million to $99.9 million from $133.3 million in 1998. The decrease in general and administrative expenses in 1999 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999 and the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999. The general and administrative expenses in 1998 included $14.9 million of previously capitalized acquisition and construction costs associated with potential and existing locations that were no longer pursued.

    Depreciation and amortization expenses decreased to $82.2 million in 1999 compared to $88.5 million in 1998, primarily due to dispositions made in 1999, as well as the write off in 1998 of various depreciable assets. As a percentage of revenue, depreciation was 8.0% in 1999 compared to 7.8% in 1998, primarily due to the decline in revenue.

    In 1999, the Company recorded a pre-tax asset impairment provision of $355.2 million applicable to certain properties, including the 371 properties the Company identified for sale in December 1999. In December 1998, the Company recorded a pre-tax asset impairment provision of $333.9 million on certain individual properties, the majority of which were sold in March 1999 for gross proceeds of $193 million and no further significant gain or loss. The asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

    Interest expense on long-term debt decreased by $94.4 million to $87.9 million in 1999 from $182.3 million in 1998. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $99.9 million for the year ended December 31, 1999.

    In 1998, the Company concluded that its investments in Prime Succession Holdings, Inc. ("Prime") and Rose Hills Holding Corp. ("Rose Hills") had suffered a decline in value that was other than temporary and wrote down its investments. In 1999, the Company reevaluated these investments in light of further developments during the year. The Company concluded that its investment in Prime had suffered a further decline in value that was other than temporary and, accordingly, wrote off the remaining investment at December 31, 1999. The Company also revalued its contingent loss under the majority owner of Prime's put option (estimated difference between the option price, as defined, and the Company's estimate of the fair value of the majority owner's interest based in part on current market conditions), and adjusted the contingent loss. As with Prime, although no further decline in the investment value had occurred, the Company revalued its contingent loss for Rose Hills under the majority owner's put option, and adjusted the contingent liability. These adjustments resulted in investment impairment and contingent losses of $59.2 million recorded during 1999 compared to $315.2 million recorded in 1998. The contingent loss amounts could change based on changes in the estimated future value of the businesses. A net liability has been recorded reflecting an accrual of the expected losses on the options reduced by the remaining carrying value of the investments.

    Reorganization costs of $92.8 million in 1999, included a charge of $23.0 million for the write off of deferred debt issue costs and $9.8 million for the recording of the PATS option liability, each associated with debt now subject to compromise, $27.0 million for the write off of costs associated with executory contracts submitted for rejection by the Company, approximately
$5.7 million for the Company's Key Employee Retention Plan and $27.3 million of professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA.

    The income tax benefit of $31.9 million in 1999 compares to an income tax benefit of $164.5 million in 1998. In 1999, the Company established additional valuation allowances of $138.6 million against the following tax assets:
a) provision for losses on the Company's existing investment in Rose Hills and Prime and an increase in the liability regarding the Company's put obligations;
b) certain state, provincial, and federal net operating and capital loss carryovers; c) interest expense; and d) certain other tax benefits. In addition, the Company was unable to realize the benefit of either the operating loss for the period or the deductible portion of the reorganization expenses incurred in the period. The Company expects that its effective income tax rate for 2000 and beyond may vary significantly from the Canadian statutory rate.

Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at December 31, 1999. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

    The Company had a net loss of $465.2 million in 1999 compared to a net loss of $599.0 million in 1998. Basic loss per share was $6.40 in 1999 compared to a loss of $8.22 in 1998. The decrease in net loss for 1999 resulted primarily from lower investment impairment and contingent losses, interest on long-term debt and general and administrative expense, partially offset by reduced income tax benefits, increased reorganization costs, asset impairment and lower funeral gross margin.

    The Company's statement of cash flows for the year ended December 31, 1999 reflects cash provided from operations of $33.1 million, compared to cash applied of $124.5 million in 1998, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the bankruptcy filings.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Consolidated revenue increased 2.0% to $1.136 billion in the year ended December 31, 1998 from $1.114 billion in 1997, due to acquisitions. Consolidated gross margin decreased 19.8% to $291.7 million in 1998 from $363.6 million in 1997, primarily due to volume declines in funeral and cemetery businesses and increases in the allowance for funeral accounts receivable and pre-need cemetery accounts receivable as a result of worsening trends in collection and cancellation experience. As a percentage of revenue, consolidated gross margin decreased to 25.7% in 1998 from 32.6% in 1997, principally due to the declines in funeral, cemetery and insurance gross margins, as discussed below.

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

    Cemetery revenue decreased 3.2% to $408.5 million in 1998 compared to $422.0 million in 1997, and cemetery gross margin decreased to 12.6% in 1998 from 28.2% in 1997, both primarily due to a decline in pre-need sales and an increase in the estimate of the allowance for pre-need accounts receivable to reflect worsening trends in cancellation experience. Similarly, for Established Locations, cemetery gross margin decreased to 7.1% in 1998 from 27.5% in 1997.

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

    The Company's gross pre-arranged funeral sales decreased to approximately $258 million in 1998 from approximately $267 million in 1997. Pre-arranged funeral services comprised approximately 23% and 21% of the annual funeral services performed by the Company in 1998 and 1997, respectively. The Company estimates that it had a backlog of approximately $1.1 billion in pre-need funeral sales as of December 31, 1998. Approximately 75% of the Company's cemetery gross sales in 1998 was generated from pre-need sales compared with 77% in 1997.

    General and administrative expenses, as a percentage of revenue, increased to 11.7% in 1998 from 10.1% in 1997. For the year ended December 31, 1998, general and administrative expenses increased $20.6 million to $133.3 million from $112.7 million in 1997. The increase in general and administrative expenses in 1998 was a result of the write off of $14.9 million of previously capitalized costs, primarily for acquisitions and planned construction projects that were no longer pursued, and approximately $2.0 million of costs associated with the Company's initiative to evaluate strategic alternatives to maximize shareholder value, including the transition of the Trevose office, partially offset by the pre-tax gain of $6.8 million from the sale of First Capital (see above). Without reflecting the impact of these items, general and administrative expenses for 1998 as a percentage of revenue, was 10.8% as compared to 7.9% in 1997, after the exclusion of $24.8 million of charges for litigation and various asset write downs in 1997.

    Depreciation and amortization expenses, as a percentage of revenue, increased to 7.8% in 1998, compared to 5.9% in 1997, primarily due to the fixed cost component effect of lower than expected revenues, accelerated deprecation and amortization of assets based on a reassessment of useful lives and the write off of certain assets.

    Interest expense on long-term debt increased by $50.1 million in 1998, primarily as a result of additional borrowings by the Company to finance its previous acquisition programs and working capital needs. In 1998, the Company wrote off as interest expense approximately $15.0 million of deferred debt issue costs related to its bank credit agreements.

    Due to severe liquidity constraints and the need to generate cash in late 1998, the Company identified certain properties, which it would consider selling at their fair value. On March 31, 1999, one group of properties consisting of 124 cemeteries and three funeral homes was sold for gross proceeds of $193.0 million, before purchase price adjustments and transaction costs. The Company recorded a pre-tax asset impairment provision of $333.9 million in 1998. In calculating the impairment provision, the Company used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The asset impairment provision was based on management estimates.

    The Company recorded an investment impairment provision and contingent loss of $315.2 million relating to its investments in Prime and Rose Hills. Prior to the fourth quarter of 1998, the Company had evaluated the exercise of its call options related to the majority owner's investment in Prime and Rose Hills as likely, and the exercise of the majority owner's put options as unlikely. Due to liquidity concerns of the Company, the performance of Prime and Rose Hills, and the reduced market values for the Company's and other industry participants' stock, the Company determined the exercise of the calls to be unlikely and the exercise of the puts to be likely. Accordingly, the Company determined that its investments suffered a decline in value that was other than temporary and wrote down its investment in Prime and Rose Hills based on an assumed distribution of Prime's and Rose Hills' shareholders' equity at December 31, 1998, after taking into account the majority owner's return under the put. In addition, the Company estimated the expected put option price on the sixth anniversary, the first date the put options become exercisable by the majority owner, based on the Company's best estimate of earnings before interest, taxes, depreciation and amortization at that time and the relevant formula in the put/call agreements. The Company accrued contingent losses based upon the difference between the estimated option prices and the Company's estimates of the fair value of the majority owner's interest which was based in part on then-current market conditions. Such amount could change based on changes in the estimated future value of the businesses. A net liability was recorded reflecting an accrual of the expected losses on the options reduced by the remaining carrying value of the investments.

    The income tax benefit of $164.5 million in 1998 compared to an income tax expense of $0.8 million in 1997. In 1998, the Company established valuation allowances against future potential tax deductions associated with the following items in the amounts indicated: a) provision for losses on the Company's existing investment in Prime and Rose Hills and the establishment of a liability regarding the Company's put obligation in the amount of $120.0 million;
b) certain state, provincial, and federal net operating loss carryovers in the amount of $50.1 million; and c) certain other tax benefits in the amount of $7.5 million.

    The Company had a net loss of $599.0 million in 1998 compared to net income of $41.8 million in 1997. Basic loss per share was $8.22 compared to earnings of $0.48 in 1997. The net loss and loss per share for 1998 were primarily due to the decrease in operating earnings and the charges taken for asset impairment primarily related to cemetery disposals and the impairment of the Company's equity investments and accrual for contingent loss in Prime and Rose Hills.

    The Company's statement of cash flows for the year ended December 31, 1998 reflected cash applied to operations of $124.5 million, primarily as a result of pre-need cemetery programs.

DISPOSITIONS AND ACQUISITIONS, INVESTMENTS AND CAPITAL EXPENDITURES

    In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the Bankruptcy Courts approved the Company's disposition process for the locations identified. The Company has recorded in 1999 a pre-tax asset impairment provision of $279.1 million on these locations. A further 54 locations are anticipated to be merged with existing locations.

    In March 1999, the Company completed the sale of 124 cemeteries and three funeral homes. The Company received gross proceeds of $193.0 million, before purchase price adjustments and transaction costs, resulting in a loss of $1.1 million. The Company had two smaller groups of properties, which were also considered probable for sale. The Company recorded a pre-tax asset impairment provision of $333.9 million in 1998 and $15.1 million in 1999 on individual properties contained in the above groups. In December 1998, the Company also completed the sale of its insurance subsidiary, First Capital. The aggregate proceeds from this sale were approximately $24 million, resulting in a gain before taxes of $6.8 million.

    In 1998, the Company acquired 89 funeral homes and 65 cemeteries for consideration of $278.0 million. The Company does not expect to consummate any material acquisitions during 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past few years, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred.

    On June 1, 1999, Loewen and most of its subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 and CCAA. The Company will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts while a plan of reorganization is developed.

    Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the $200 million DIP Facility, as amended. The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50 million. As at December 31, 1999, the borrowings under the DIP Facility were $8.0 million and the letters of credit outstanding were $20.2 million.

    In addition, the Company has taken steps to improve profitability and cash flow throughout the organization, including a review of its cemetery pre-need sales strategy. To improve cash flow, the Company implemented changes to the terms and conditions of cemetery pre-need sales. These changes included: setting contract term thresholds; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on certain pre-Petition Date debt obligations totaled $99.9 million for the year ended December 31, 1999.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    The Company's balance sheet at December 31, 1999 as compared to December 31, 1998, reflects significant changes from the disposition of properties, the bankruptcy filings as of June 1, 1999, and impairment provisions, and, to a lesser extent, ongoing operating activities.

    COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements, as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including the holders of certain letters of credit, aggregated approximately $2.0 billion.

    RESTRICTIONS

    The DIP Facility, as amended, contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. Under the terms of the DIP Facility, the cash of the Company, LGII and its subsidiaries which have filed under Chapter 11, is generally restricted for use within this group of filed companies. In December 1999, the Company favorably renegotiated certain covenants and received approval from the lenders for initiative expenditures not contemplated when the original DIP Facility was obtained. These amendments received Bankruptcy Court approval in December 1999. As at the date of issue of this report, there are no funded advances under this facility. The pricing, covenants and facility limit are presently the subject of discussion between the Company and the

DIP Agent with a view to reducing the cost and better adapting the terms to the requirements of the proposed business plan. Loans made under the amended DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit under the amended DIP Facility. A commitment fee of 0.50% is charged on the unused portion of the amended DIP Facility. Related debt issue costs have been deferred and are being amortized over the two-year life of the amended
DIP Facility. The Company believes that sufficient cash resources currently exist to satisfy its near-term obligations.

    The Company's insurance subsidiaries, which have not filed for protection under Chapter 11, are also subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company used derivatives, prior to filing for bankruptcy, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitutes "forward-looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    As a result of the Company's bankruptcy filings on the Petition Date, virtually all of the Company's fixed and floating rate debt are in default. Such obligations have been reclassified as liabilities subject to compromise and will not be settled until a plan of reorganization is confirmed by the Bankruptcy Courts. These material limitations restrict the Company's ability to fully reflect the net market risk exposure of these instruments. Accordingly, information about fair values and scheduled repayments of the debt obligations has been omitted. In addition, all interest rate derivatives previously held by the Company have been terminated and a liability has been recorded if necessary. Comparative information for the prior year has similarly been omitted as the information is no longer meaningful due to the bankruptcy proceedings.

    The Company's sensitivity to floating interest rates is primarily attributable to borrowings under the DIP Facility. Accordingly, changes in U.S. interest rates affect the interest paid on the Company's debt.

    The Company has foreign operations in the United Kingdom (34 locations) and Mexico (one location). These countries are generally stable politically and economically, and are not highly inflationary.

EQUITY-PRICE RISK MANAGEMENT

    The sale of pre-arranged funeral services, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, or managing trusts that have significant investment in, mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in pre-arranged funeral trusts do not result in significant current income fluctuation as the income is not realized until services are performed. Investments in pre-need cemetery merchandise trusts and insurance invested assets predominately hold fixed income securities. These investments are generally not sold prior to maturity. Accordingly, any unrealized gains or losses created by fluctuations in interest rates will not be realized. The Company manages the mix of equities and fixed income securites in accordance with policies set by the Investment Committee which is comprised of members of senior management. The Investment Committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility..................        31

  Report of Independent Accountants.........................        32

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................        33

  Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998 and 1997........................        34

  Consolidated Statements of Retained Earnings (Deficit) for
    the Years Ended December 31, 1999, 1998 and 1997........        35

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................        36

  Notes to Consolidated Financial Statements................        37

  Supplementary Data: Quarterly Financial Data
    (unaudited).............................................        81

LOEWEN GROUP INTERNATIONAL, INC., CONSOLIDATED FINANCIAL
  STATEMENTS(1)

  Report of Independent Accountants.........................        83

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................        84

  Consolidated Statements of Operations and Deficit for the
    Years Ended December 31, 1999, 1998 and 1997............        85

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................        86

  Notes to Consolidated Financial Statements................        87

------------------------

(1) FINANCIAL STATEMENTS OF LOEWEN GROUP INTERNATIONAL, INC. ("LGII") ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE OUTSTANDING SHARES OF LGII CONSTITUTE A "SUBSTANTIAL PORTION" OF THE COLLATERAL (WITHIN THE MEANING OF SECURITIES AND EXCHANGE COMMISSION RULE 3-10 UNDER REGULATION S-X) THAT SECURES THE SERIES 1 THROUGH 4 AND SERIES 6 AND 7 NOTES THAT WERE ISSUED BY LGII AND GUARANTEED BY LOEWEN.

                             THE LOEWEN GROUP INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY

    The management of The Loewen Group Inc. is responsible for the preparation of the accompanying consolidated financial statements and the preparation and presentation of all information in the Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and are considered by management to present fairly the financial position and operating results of the Company.

    The Company maintains various systems of internal control designed to provide reasonable assurance that transactions are appropriately authorized and recorded, that assets are safeguarded, and that financial records are properly maintained to provide accurate and reliable financial statements in all material respects.

    The Company's audit committee is composed entirely of non-management directors and is appointed by the Board of Directors annually. The audit committee meets periodically with the Company's management and independent auditors to review financial reporting matters and internal controls and to review the consolidated financial statements and the independent auditors' report. The audit committee reported its findings to the Board of Directors who have approved the consolidated financial statements.

    The Company's independent auditors, KPMG LLP, have examined the consolidated financial statements and their report follows.

/s/ PAUL A. HOUSTON                            /s/ MICHAEL A. CORNELISSEN
President and Chief Executive Officer          Senior Vice-President, Chief Financial
                                               Officer

March 14, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 1999 and 1998 and the consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited financial statement
Schedule II included in Item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in accordance with Canadian generally accepted accounting principles. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1999 and assets, liabilities and shareholders' equity as at December 31, 1999 and 1998 to the extent summarized in Note 20 to the consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 14, 2000

  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 14, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 14, 2000

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Current assets
  Cash......................................................  $   55,166   $   94,141
  Receivables, net of allowances............................     198,500      203,772
  Inventories...............................................      34,850       34,482
  Prepaid expenses..........................................      12,332        8,916
                                                              ----------   ----------
                                                                 300,848      341,311
Long-term receivables, net of allowances....................     577,733      664,999
Cemetery property...........................................     923,344    1,235,847
Property and equipment......................................     799,813      825,985
Names and reputations.......................................     650,200      748,665
Insurance invested assets...................................     281,423      266,661
Future income tax assets....................................       5,128       12,003
Pre-arranged funeral services...............................     438,541      413,934
Other assets................................................     133,553      164,503
                                                              ----------   ----------
                                                              $4,110,583   $4,673,908
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Current indebtedness....................................  $       --   $   66,222
    Accounts payable and accrued liabilities................      97,637      170,134
    Long-term debt, current portion.........................      20,693      874,123
                                                              ----------   ----------
                                                                 118,330    1,110,479
                                                              ----------   ----------
  Long-term debt, net of current portion....................      70,511    1,393,891
  Other liabilities.........................................     426,019      399,304
  Insurance policy liabilities..............................     184,207      166,920
  Future income tax liabilities.............................     146,028      208,939
  Deferred pre-arranged funeral services revenue............     438,541      413,934
Liabilities subject to compromise...........................   2,282,601           --
Preferred securities of subsidiary..........................          --       75,000
Shareholders' equity
  Common shares.............................................   1,276,434    1,274,096
  Preferred shares..........................................     157,146      157,146
  Deficit...................................................  (1,004,917)    (539,741)
  Foreign exchange adjustment...............................      15,683       13,940
                                                              ----------   ----------
                                                                 444,346      905,441
                                                              ----------   ----------
                                                              $4,110,583   $4,673,908
                                                              ==========   ==========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 10, 13, 15 AND
  19)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Revenue
  Funeral................................................  $  609,710   $  631,221   $  602,112
  Cemetery...............................................     326,562      408,497      422,010
  Insurance..............................................      94,101       96,516       89,977
                                                           ----------   ----------   ----------
                                                            1,030,373    1,136,234    1,114,099
Costs and expenses
  Funeral................................................     394,227      407,302      374,191
  Cemetery...............................................     273,760      357,183      302,965
  Insurance..............................................      73,727       80,013       73,304
                                                           ----------   ----------   ----------
                                                              741,714      844,498      750,460
                                                           ----------   ----------   ----------
                                                              288,659      291,736      363,639
Expenses
  General and administrative.............................      99,874      133,289      112,766
  Depreciation and amortization..........................      82,212       88,513       65,378
  Provision for asset impairment.........................     355,180      333,900           --
  Restructuring costs....................................          --           --       33,364
                                                           ----------   ----------   ----------
                                                              537,266      555,702      211,508
                                                           ----------   ----------   ----------
Earnings (loss) from operations..........................    (248,607)    (263,966)     152,131

Interest on long-term debt...............................      87,849      182,305      132,252
Provision for investment impairment and contingent
  losses.................................................      59,247      315,207           --
Reorganization costs.....................................      92,791           --           --
Dividends on preferred securities of subsidiary..........       2,971        7,088        7,088
Other expenses (income)..................................       5,651       (5,126)     (29,804)
                                                           ----------   ----------   ----------
Earnings (loss) before income taxes......................    (497,116)    (763,440)      42,595
Income taxes
  Current................................................       8,232       23,118       34,152
  Future.................................................     (40,172)    (187,589)     (33,367)
                                                           ----------   ----------   ----------
                                                              (31,940)    (164,471)         785
                                                           ----------   ----------   ----------
Net earnings (loss)......................................  $ (465,176)  $ (598,969)  $   41,810
                                                           ==========   ==========   ==========
Basic earnings (loss) per Common share...................  $    (6.40)  $    (8.22)  $     0.48

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                                1999         1998        1997
                                                             -----------   ---------   --------
Retained earnings (deficit), beginning of year.............  $  (539,741)  $  75,624   $ 58,305
Net earnings (loss)........................................     (465,176)   (598,969)    41,810
Common share dividends.....................................           --      (7,496)   (14,958)
Preferred share dividends..................................           --      (8,900)    (9,533)
                                                             -----------   ---------   --------
Retained earnings (deficit), end of year...................  $(1,004,917)  $(539,741)  $ 75,624
                                                             ===========   =========   ========
Dividend per Common share..................................  $        --   $   0.100   $  0.200
Dividend per Preferred share...............................  $        --   $   1.011   $  1.083

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                  YEARS ENDED DECEMBER 31
                                                            -----------------------------------
                                                              1999        1998         1997
                                                            ---------   ---------   -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss).....................................  $(465,176)  $(598,969)  $    41,810
  Items not affecting cash
    Depreciation and amortization.........................     82,212      88,513        65,378
    Amortization of debt issue costs......................      4,929      26,581         6,802
    Provision for asset impairment........................    355,180     333,900            --
    Provision for investment impairment and contingent
      losses..............................................     59,247     315,207            --
    Loss (gain) on sale of assets.........................      1,122      (6,768)      (27,208)
    Future income taxes...................................    (40,172)   (187,589)      (33,367)
    Equity and other earnings of associated companies.....      4,529      (5,126)      (13,380)
    Non-cash restructuring costs..........................         --          --        15,645
    Non-cash reorganization costs.........................     59,184          --            --
  Other, including net changes in other non-cash
    balances..............................................    (27,991)    (90,277)     (216,356)
                                                            ---------   ---------   -----------
                                                               33,064    (124,528)     (160,676)
                                                            ---------   ---------   -----------
Investing
  Proceeds on disposition of assets and investments.......    202,635      56,340        70,087
  Purchase of property and equipment......................    (39,530)    (43,540)      (52,830)
  Construction of new facilities..........................    (14,974)    (19,208)      (32,429)
  Purchase of insurance invested assets...................   (147,510)   (224,145)     (261,987)
  Proceeds on disposition and maturities of insurance
    invested assets.......................................    130,434     180,175       252,626
  Business acquisitions...................................       (173)   (252,598)     (481,617)
  Investments, net........................................         --      (1,422)       14,523
                                                            ---------   ---------   -----------
                                                              130,882    (304,398)     (491,627)
                                                            ---------   ---------   -----------
Financing
  Increase in long-term debt..............................     14,936   1,105,441     1,343,545
  Repayment of long-term debt.............................   (140,613)   (645,667)   (1,082,970)
  Increase in (repayment of) current indebtedness.........    (66,222)     66,222            --
  Debt issue costs........................................     (8,866)    (17,884)       (7,120)
  Issue of Common shares, before income tax recovery......         --       1,801       439,429
  Common share dividends..................................         --     (14,713)      (12,340)
  Preferred share dividends...............................     (2,156)     (8,900)       (9,533)
                                                            ---------   ---------   -----------
                                                             (202,921)    486,300       671,011
                                                            ---------   ---------   -----------
Increase (decrease) in cash...............................    (38,975)     57,374        18,708
Cash, beginning of year...................................     94,141      36,767        18,059
                                                            ---------   ---------   -----------
Cash, end of year.........................................  $  55,166   $  94,141   $    36,767
                                                            =========   =========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada. On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries and a foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court, for the District of Delaware. Concurrent with the Chapter 11 filing, the Company and 116 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and a fourth subsidiary's petition was voluntarily deleted.

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

BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and negative cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate and comply with the terms of a debtor-in-possession revolving credit facility, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    Additionally, if a plan of reorganization is approved by the Bankruptcy Courts, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. generally accepted accounting

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) principles. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying values of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 20.

    The United States dollar is the principal currency of the Company's business and, accordingly, the consolidated financial statements are expressed in United States dollars.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1999 except for a few companies with small minority interests. The Company's operating subsidiaries in the United States are held through Loewen Group International, Inc. ("LGII").

    The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income (loss) as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to (deducted from) the cost of the investment. The equity method carrying value of the investment is also reduced by any provision for asset impairment and common share dividends received.

    All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

MEASUREMENT UNCERTAINTY

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

FUNERAL SERVICES

    The Company provides a full range of at-need funeral services as well as pre-arranged funeral services.

    Pre-arranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) designated as beneficiary. Except for insurance commissions and amounts not required to be trusted, which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of pre-arranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of pre-arranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    The Company provides a complete line of cemetery products and services, the majority of which are sold on a pre-need basis.

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Changes in estimated costs of merchandise and services are recognized in income when additional information becomes available. Interest is imputed at a market rate for contracts that do not bear a market rate of interest. An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience, trends and analysis. Actual cancellation rates in the future will result in changes in estimate which are recognized when information is available.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables. Earnings of merchandise and services trust funds are recognized in income in the year realized; increases of cost in the merchandise and services are recognized as a charge to income.

INSURANCE OPERATIONS

    The Company's insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services.

    Insurance invested assets, primarily consisting of bonds and other fixed-term securities, are carried at amortized cost. Net realized gains and losses on the disposal of bonds and other fixed-term securities are deferred and amortized to income over the remaining term to maturity of the security sold. Equity

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

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

CASH

    Cash includes cash and term deposits with an initial maturity less than or equal to 90 days.

INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and mausoleums, and is valued at average cost. Amounts are expensed as sales of cemetery plots and mausoleums occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings and improvements........................  10 to 40 years
Automobiles.......................................  Up to 6 years
Furniture, fixtures and equipment.................  6 to 10 years
Computer hardware and software....................  6 years
Leasehold improvements............................  Over the term of the lease plus one renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts capitalized for non-competition agreements with certain key management personnel of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, cemetery property, property and equipment, investments and other assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

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

DERIVATIVE INSTRUMENTS

    Prior to filing for bankruptcy, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

    The Company typically used interest rate swap agreements to manage interest rate exposure on its long-term debt. Differences between the amounts paid and received would be accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company used basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions were probable and the significant characteristics and expected terms were identified. Any gain or loss as a result of the hedging would be deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time a hedging transaction no longer met the criteria of a hedge, any gain or loss would be recognized in current earnings.

    The Company also used foreign exchange forward contracts, cross currency swaps, options and futures to hedge the Company's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction would be accounted for as an adjustment to the related transaction.

SHARE ISSUE EXPENSES

    The costs of issuing shares, net of income tax recoveries thereon, are applied to reduce the stated value of such shares.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FUTURE INCOME TAXES

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

EARNINGS PER SHARE

    Basic earnings (loss) per share is calculated based on net earnings (loss) attributable to Common shareholders using the weighted average number of Common shares outstanding during the respective periods. Fully diluted earnings (loss) per share is not materially different from basic earnings (loss) per share.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's Canadian operations and other operations outside the United States, which are accounted for as self-sustaining operations, have been translated into United States dollars at the rates of exchange as at the balance sheet dates, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are deferred and are classified as "Foreign exchange adjustment" within Shareholders' equity.

COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1999.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, expired on December 15, 1999. The Bar Date for claims against operating entities applicable to the CCAA proceeding was set at March 10, 2000.

    Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved, adjudicated before the Bankruptcy Courts, or resolved through other resolution processes. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

    Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval including those described in Note 13. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection, after December 15, 1999, of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The Company has suspended payments applicable to these non-compete agreements. The U.S. Bankruptcy Court disallowed the Company's motion to reject these non-compete agreements as a group in August 1999. The Company may resubmit some or all of these non-compete agreements on an individual or smaller group basis in the future, as well as applications to reject additional executory contracts.

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that are filed with the Bankruptcy Courts, and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may also arise from the rejection of executory contracts by the Debtors.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The liabilities subject to compromise and debt are as follows:

                                                                         DECEMBER 31
                                                             ------------------------------------
                                                                1999         1999         1998
                                                             -----------   ---------   ----------
                                                             LIABILITIES
                                                             SUBJECT TO    LONG-TERM   LONG-TERM
                                                             COMPROMISE      DEBT         DEBT
                                                             -----------   ---------   ----------
DIP Facility...............................................  $       --    $  8,000    $       --
Bank credit agreements.....................................     338,689          --       427,292
11.12% (1998 - 9.62%) Series D senior amortizing notes due
  in 2003..................................................      36,518          --        42,857
7.82% (1998 - 6.49%) Series E senior amortizing notes due
  in 2004..................................................      30,432          --        42,857
7.50% Series 1 senior notes due in 2001....................     225,000          --       225,000
7.75% Series 3 senior notes due in 2001....................     125,000          --       125,000
8.25% Series 2 and 4 senior notes due in 2003..............     350,000          --       350,000
6.10% Series 5 senior notes due in 2002 (Cdn.
  $200,000,000)............................................     139,567          --       130,676
7.20% Series 6 senior notes due in 2003....................     200,000          --       200,000
7.60% Series 7 senior notes due in 2008....................     250,000          --       250,000
6.70% Pass-through Asset Trust Senior notes ("PATS") and
  related option liability recorded, due in 1999...........     309,760          --       300,000
Promissory notes and capital lease obligations.............      80,159      83,204       174,332
Accounts payable and accrued liabilities...................      95,622          --            --
9.45% Cumulative Monthly Income Preferred Securities,
  Series A ("MIPS")........................................      75,000          --            --
Executory contracts........................................      26,854          --            --
                                                             ----------    --------    ----------
                                                              2,282,601      91,204     2,268,014
Less current portion of long-term debt.....................          --      20,693       874,123
                                                             ----------    --------    ----------
                                                             $2,282,601    $ 70,511    $1,393,891
                                                             ==========    ========    ==========

    Litigation against the Company and its filing subsidiaries as of June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 10).

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on liabilities subject to compromise totaled $99,885,000 for the year ended December 31, 1999.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations. The amounts in arrears on the Company's senior debt obligations are as follows:

                                                      DECEMBER 31, 1999
                                                      ------------------
Interest payments in arrears:
  Bank credit agreements............................       $ 21,417
  11.12% Series D senior notes......................          1,825
  7.82% Series E senior notes.......................            958
  7.50% Series 1 senior notes.......................          8,438
  8.25% Series 2 senior notes.......................          5,156
  7.75% Series 3 senior notes.......................          4,844
  8.25% Series 4 senior notes.......................          9,281
  6.10% Series 5 senior notes.......................          4,257
  7.20% Series 6 senior notes.......................         14,659
  7.60% Series 7 senior notes.......................         19,361
  6.70% PATS........................................         10,050
                                                           --------
                                                           $100,246
                                                           ========
Principal payments in arrears:
  11.12% Series D senior notes......................       $  8,571
  6.70% PATS........................................        300,000
                                                           --------
                                                           $308,571
                                                           ========
Dividends in arrears:
  9.45% MIPS........................................       $  5,906
                                                           ========

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999 and amended in December, 1999. The amended DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the amended DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The amended DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the amended DIP Facility for letters of credit is limited to a maximum of $50,000,000. As at December 31, 1999, the borrowings under the amended DIP Facility were $8,000,000 and the letters of credit outstanding were $20,163,000.

    The amended DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, intercompany payments, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. Under the terms of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) the amended DIP Facility, the cash and cash equivalents of the Company, LGII and its subsidiaries which have filed under Chapter 11, is generally restricted for use within this group of filed companies. In December 1999, the Company favorably renegotiated certain covenants and received approval from the lenders for initiative expenditures not contemplated when the original DIP Facility was obtained. These amendments received Bankruptcy Court approval in December 1999. In March 2000, the covenants will be subject to review in conjunction with the Company's proposed business plan. Loans made under the amended DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit under the amended DIP Facility. A commitment fee of 0.50% is charged on the unused portion of the amended DIP Facility. Related debt issue costs have been deferred and are being amortized over the two-year life of the amended DIP Facility.

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

    In September 1998, a subsidiary of the Company, which was not included in the Chapter 11 or CCAA filings, established a revolving receivables finance facility (the "Receivables Finance Facility") through a subsidiary of one of the Company's bank lenders. Under the terms of the agreement, new receivables were added to the pool each month to offset collections from existing receivables. At December 31, 1999, the Receivables Finance Facility was extinguished
(1998 -- $66,222,000 of current indebtedness was outstanding).

    Interest expense for the year ended December 31, 1999 includes $4,929,000 of amortization and write-offs of unamortized debt issue costs
(1998 -- $26,581,000, 1997 -- $6,802,000). In 1999, unamortized debt issue costs applicable to debt which is subject to compromise of $23,035,000 was charged to reorganization costs (see Note 11).

    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. LGII serves as the holding company for all United States assets and operations of the Company. The MIPS were due
August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, LGC has commenced wind-up proceedings and the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Company and LGII. Accordingly, the MIPS have been designated as liabilities subject to compromise.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    Summarized financial data for LGII are presented as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Income statement information:
  Revenue................................................  $  945,697   $1,072,556   $1,035,099
  Gross margin...........................................     262,903      275,139      305,764
  Earnings (loss) from operations........................    (251,456)    (465,797)     120,622
  Net loss...............................................    (465,797)    (635,912)     (78,750)

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Balance sheet information:
  Current assets.........................................  $  195,124   $  218,107   $  242,596
  Non-current assets.....................................   3,456,213    3,922,407    3,967,751
                                                           ----------   ----------   ----------
  Total assets...........................................   3,651,337    4,140,514    4,210,347

  Liabilities not subject to compromise:
    Current liabilities..................................     104,113    1,207,708      172,371
    Non-current liabilities..............................   1,175,831    3,237,888    3,737,722
  Liabilities subject to compromise......................   3,115,990           --           --
                                                           ----------   ----------   ----------
  Total liabilities......................................   4,395,934    4,445,596    3,910,093

  Shareholders' equity (deficiency)......................    (744,597)    (305,082)     300,254

    Included in LGII's liabilities subject to compromise are net inter-company payables of $1,015,163,000.

    Maturities of long-term debt which are not subject to compromise are as follows:

                                                          DECEMBER 31
                                                          ------------
2000....................................................     $20,693
2001....................................................      20,939
2002....................................................       8,553
2003....................................................       8,411
2004....................................................      10,159
Thereafter..............................................      22,449
                                                             -------
                                                             $91,204
                                                             =======

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  DISPOSITIONS AND ACQUISITIONS

    (a) DISPOSITIONS

    In 1999, the Company sold 124 cemeteries and three funeral homes to an investor group (see Note 19) for gross proceeds of $193,000,000, before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1,122,000. An impairment charge of $301,605,000, relating to these properties, was recorded in 1998 (see Note 12). The assets and liabilities disposed of were $244,338,000 and $67,867,000, respectively.

    In 1998, the Company sold First Capital Life Insurance Company of Louisiana, a wholly owned subsidiary, for gross proceeds of $24,522,000 resulting in a pre-tax gain of $6,768,000. The assets and liabilities disposed of were $89,958,000 and $72,204,000, respectively.

    (b) ACQUISITIONS

    In 1998, the Company acquired 89 funeral homes and 65 cemeteries for cash of $252,598,000, debt of $24,310,000 and Common shares in the amount of $1,085,000.
All of the Company's acquisitions have been accounted for by the purchase method. In 1998, the Company acquired assets and liabilities of $392,968,000 and $114,975,000, respectively.

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired and disposed of, as if all such acquisitions and dispositions had taken place at the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions and dispositions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                                1999             1998
                                                              ---------       ----------
Revenue.....................................................  $ 956,006       $1,154,984
Net loss....................................................  $(477,973)      $ (600,172)
Basic loss per share........................................  $   (6.57)      $    (8.23)

NOTE 5.  INVESTMENTS

    (a) PRIME

    The Company owns 213.2353 shares of Prime Succession Holdings, Inc. ("Prime") common stock, representing 21.8% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owns 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock.

    Prime holds all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $52,000,000 was funded by Blackstone and $78,000,000 by the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
Company, and $190,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime Succession, Inc. and is being amortized over 40 years.

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

    Upon a Call, Blackstone is entitled to receive, at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998, the Company concluded that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Prime's shareholders' equity. In 1999, due to the performance of Prime, the Company wrote off its remaining investment.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Prime and the reduced market values and performance of other industry participants, the Company re-assessed the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Prime, the Company reduced the accrual of its contingent loss as at December 31, 1999. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in "Other liabilities,"
(Note 17). In 1999, 1998 and 1997, the Company recognized income (loss) of $(2,861,000) $(1,430,000) and $5,073,000, respectively, applicable to its investment in Prime, excluding the investment impairment provisions and contingent losses.

    The latest available annual financial data reported by Prime was:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Income statement information:
  Revenue...................................................  $ 98,005   $101,139
  Gross margin..............................................    32,293     38,616
  Earnings from operations..................................    17,595     24,123
  Payment-in-kind dividend..................................     7,226      6,542
  Net loss attributable to common shareholders..............   (14,524)    (6,739)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Balance sheet information:
  Total assets..............................................  $391,122   $395,106
  Total liabilities.........................................   272,012    268,698
  Shareholders' equity......................................   119,110    126,408

    (b) ROSE HILLS

    The Company owns 204.5454 shares of Rose Hills Holdings Corp. ("Rose Hills") common stock, representing 20.45% of Rose Hills' voting common stock, and 100% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock.

    Rose Hills holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $35,000,000 was funded by Blackstone and $95,000,000 by the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RHC and is being amortized over 40 years.

    Blackstone and the Company have the right to designate five and three nominees, respectively, to the Rose Hills' Board of Directors. Blackstone controls the strategic operating, investing and financing policies

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
of Rose Hills. Neither Blackstone nor the Company can, without the consent of the other party, sell or transfer its shares in Rose Hills to a party other than to an affiliate of itself.

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

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 14x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Company, at the Company's option, subject to certain conditions.

    Upon a Call, Blackstone is entitled to receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Prior to March 1, 2000, the Company had provided various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. The Company and RHC have agreed to amend that Agreement, effective March 1, 2000, to provide that, until such time as the Company makes an election to reject or assume the Agreement under Chapter 11 of the Bankruptcy Act, the annual fee payable by RHC under the Agreement will be reduced to nil and the Company will no longer be required to provide any services to RHC under the Agreement. That annual fee is subject to renegotiation in the event that RHC requests further services from the Company. If the Agreement were to become terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, the price payable to Blackstone upon a Put of its interests would, under the terms of the Put/Call Agreement, be no less than an amount equal to its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company regardless of the calculated equity value.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998 the Company assessed that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Rose Hills' shareholders' equity at December 31, 1998 taking into account Blackstone's return under the Put. No

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
further write down was made in 1999. As at December 31, 1999 and 1998, the carrying value of the Company's investment in Rose Hills was $43,990,000.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Rose Hills and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Rose Hills, the Company increased the accrual of the contingent loss as at December 31, 1999. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in "Other liabilities," net of the carrying value of Rose Hills (see Note 17). In 1999, 1998 and 1997, the Company recognized income of nil, $6,535,000 and $6,566,000, respectively, applicable to its investment in Rose Hills, excluding the investment impairment provisions and contingent losses.

    The latest available annual financial data reported by Rose Hills was:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Income statement information:
  Revenue...................................................  $ 83,577   $ 70,645
  Gross margin..............................................    69,814     59,900
  Earnings from operations..................................    19,538     14,738
  Payment-in-kind dividend..................................     9,568      8,708
  Net loss attributable to common shareholders..............    (8,534)   (10,476)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Balance sheet information:
  Total assets..............................................  $321,933   $312,598
  Total liabilities.........................................   193,641    185,340
  Shareholders' equity......................................   128,292    127,258

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  INSURANCE INVESTED ASSETS

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Fixed maturities....................................  $262,267   $244,168   $246,576   $251,454
Equity securities...................................        60         36         80         44
Short-term investments and other....................    19,096     19,096     20,005     20,005
                                                      --------   --------   --------   --------
                                                      $281,423   $263,300   $266,661   $271,503
                                                      ========   ========   ========   ========

    On the insurance invested assets, the Company earned $19,450,000 of investment income for the year ended December 31, 1999 (1998 -- $21,349,000). Included in the market value of insurance invested assets are $200,000 and $18,323,000 of unrealized gains and losses, respectively (1998 -- $6,942,000 and $2,100,000, respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
        Due in one year or less.....................  $  4,770   $  4,387   $  6,853   $  6,746
        Due in one to five years....................    20,656     19,663     25,667     25,801
        Due in five to ten years....................    66,819     62,527     67,598     69,049
        Thereafter..................................   103,880     92,881     72,843     73,209
                                                      --------   --------   --------   --------
                                                      $196,125   $179,458   $172,961   $174,805
                                                      ========   ========   ========   ========

    The Company's mortgage-backed securities and collateralized mortgage obligations consist of:

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
                                                      $ 66,142   $ 64,710   $ 73,615   $ 76,649
                                                      ========   ========   ========   ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  PRE-ARRANGED FUNERAL SERVICES

    Pre-arranged funeral services represents amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the pre-arranged funeral trust amounts when the funeral services are performed. The funds deposited in trust are invested as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Short-term investments......................................  $165,799   $151,113
Fixed maturities............................................   155,633    142,385
Mutual funds................................................    10,148      1,419
Equity securities...........................................    61,284     65,268
Insurance policies held by trust............................    44,833     52,844
Other.......................................................       844        905
                                                              --------   --------
                                                              $438,541   $413,934
                                                              ========   ========

    The weighted average rate of return on the above pre-arranged funeral trust assets for the year ended December 31, 1999 was 2.7% (1998 -- 3.0%,
1997 -- 3.8%).

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Prior to filing for bankruptcy, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (a) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed-rate long-term debt. At December 31, 1999, no such agreements were outstanding.

    (b) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, current indebtedness and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is not

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value materially different from their fair value include:

                                                     DECEMBER 31, 1999        DECEMBER 31, 1998
                                                   ---------------------   -----------------------
                                                   CARRYING                 CARRYING
                                                    VALUE     FAIR VALUE     VALUE      FAIR VALUE
                                                   --------   ----------   ----------   ----------
    Financial assets:
      Pre-arranged funeral services..............  $438,541    $441,839    $  413,934   $  415,759
      Insurance invested assets..................   281,423     263,300       266,661      271,503
      Long-term receivables:
        Practicable to estimate fair value.......   395,155     407,262       391,842      399,943
        Not practicable to estimate fair value...   182,578         n/a       255,250          n/a

    Financial liabilities not subject to
      compromise:
      Long-term debt.............................  $ 91,204      91,204    $2,268,014   $2,008,634
      Preferred securities of a subsidiary.......       n/a         n/a        75,000       57,938

    The fair value determination of pre-arranged funeral services, insurance invested assets and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of one to seven years and contractual or imputed interest ranging from 9% to 12%.

    Due to the Chapter 11 and CCAA filings, calculation of fair values for long-term debt, the preferred securities of a subsidiary and other liabilities subject to compromise cannot be determined as at December 31, 1999. As detailed in Note 3, the majority of the Company's long-term debt and the preferred securities of a subsidiary became subject to compromise effective June 1, 1999.

    The 1999 fair value of long-term debt approximates its carrying value. The 1998 fair value of long-term debt subject to fixed interest rates was estimated by discounting the future cash flows, including interest payments, using rates then available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The 1998 fair value of long-term debt subject to floating market rates approximated its carrying value. The 1998 fair value of the preferred securities of a subsidiary was estimated based upon quoted market prices.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL

    (a) AUTHORIZED

200,000,000 (1998 -- 200,000,000) First Preferred shares without par value

 40,000,000 (1998 -- 40,000,000) Class A shares without par value

750,000,000 (1998 -- 750,000,000) Common shares without par value

    Of the 200,000,000 First Preferred shares, 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred Shares without par value, Series A, 425,000 shares are designated as Convertible First Preferred Shares, Series B, (see (c) below), and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred shares") (see (c) below).

    (b) ISSUED AND OUTSTANDING SHARES

                                                              NUMBER OF
                                                                SHARES     STATED VALUE
                                                              ----------   ------------
Common shares and contributed surplus
  Outstanding December 31, 1996.............................  59,057,015    $  796,431
  Issued for cash by public offering, net of expenses of
    $10,402,000.............................................  13,800,000       445,136
  Issued for cash on exercise of stock options, including
    related tax benefits....................................     181,086         4,813
  Issued for cash under stock purchase plan.................      56,625         1,630
  Issued for acquisitions...................................     807,161        23,001
  Issued under employee stock bonus plan....................       9,010           166
                                                              ----------    ----------
Outstanding December 31, 1997...............................  73,910,897     1,271,177
  Issued for cash on exercise of stock options, including
    related tax benefits....................................      54,876         1,092
  Issued for cash under stock purchase plan.................      18,425           650
  Issued for acquisitions...................................      64,007         1,085
  Issued under employee stock bonus plan....................       7,885            92
                                                              ----------    ----------
Outstanding December 31, 1998...............................  74,056,090     1,274,096
  Issued for cash on exercise of stock options, including
    related tax benefits....................................       5,496           112
  Issued for cash under stock purchase plan.................         350             1
  Issued under acquisition option agreements, including
    related tax benefits....................................      80,000         2,223
  Issued under employee stock bonus plan....................       3,465             2
                                                              ----------    ----------
  Outstanding December 31, 1999.............................  74,145,401    $1,276,434
                                                              ==========    ==========
Preferred shares
  Series C Preferred shares.................................   8,800,000    $  157,146
                                                              ==========    ==========

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

    The holders of the Series C Preferred shares are entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly. In March 1999, the Company suspended future dividends on its Common shares and deferred future dividends on its Preferred shares.

                                                              DECEMBER 31, 1999
                                                              ------------------
Dividends in arrears:
  6.00% Preferred Shares, Series C..........................        $6,909
                                                                    ======

    On or after July 1, 1999, the Series C Preferred shares are redeemable by the Company, upon giving not less than 30 days notice, at a redemption price equal to Cdn. $25.00 per share together with accrued and unpaid dividends. Prior to July 1, 2001, the redemption will only be effected by the issuance of Common shares, determined by dividing the redemption price by the greater of Cdn. $3.00 and 95% of the current market price at the date of redemption. On and after July 1, 2001, the redemption may be effected by the issuance of Common shares or payment of a cash amount.

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

    (d) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 Common shares of the Company were reserved upon adoption by the Company of the MEIP on June 15, 1994. Senior Exchangeable Debentures amounting to $127,670,000 were issued by LGII to a wholly-owned subsidiary of LGII formed to act as agent for the MEIP. The Debentures are due July 15, 2001 and bear interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Company, each of which will be convertible into ten Common shares of the Company. As at December 31, 1999 and 1998, the MEIP

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
participants had paid $2,869,000 for option rights to acquire $57,382,000 of Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001. If an option expires unexercised, the participant is entitled to a refund without interest of the amount paid to acquire such option right. In addition, as at December 31, 1999 and 1998, the former Chairman had paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates.

    (e) SHAREHOLDER PROTECTION RIGHTS PLAN

    The Company has in place a Shareholder Protection Rights Plan (the "Plan"), which is meant to discourage unfair takeover bid tactics and to give the Board of Directors time, if there is an unsolicited bid, to pursue alternatives to maximize shareholder value. There are exceptions to the Plan to permit the acquisition of shares by (i) persons who held more than 20% of the Common shares on April 20, 1990, subject to certain restrictions, and (ii) registered pension plans whose governing legislation prohibits them from holding more than 30% and who are acquiring the Common shares independently for investment. The Plan expires on April 20, 2000.

    (f) STOCK OPTION PLANS

    The Company has separate fixed stock option plans for its United States and Canadian employees which enable the Company to grant options to its employees and Directors. The option plans are administered by the Compensation Committee of the Company's Board of Directors. Each participant enters into an option agreement which sets forth, among other things, the number of options granted, the exercise price and the vesting conditions of the options. The exercise price of an option may not be less than the market price of the Company's stock on the trading day immediately prior to the grant date and in no event may an option terminate later than ten years after the grant date of such option. Granting of stock options has been suspended since the Petition Date.

    A summary status of the Company's fixed stock option plans and changes is as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                ---------------------------------------------------------
                                                           1999                          1998
                                                ---------------------------   ---------------------------
                                                                WEIGHTED                      WEIGHTED
                                                                AVERAGE                       AVERAGE
STOCK OPTIONS                                     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
-------------                                   ----------   --------------   ----------   --------------
Outstanding beginning of year.................   4,569,073         $26         5,781,704         $26
  Options granted.............................      66,748           3         1,139,365          18
  Options exercised...........................     (80,000)         29           (58,094)         22
  Options cancelled...........................  (1,631,787)         30        (2,293,902)         21
                                                ----------                    ----------
Outstanding end of year.......................   2,924,034          24         4,569,073          26
                                                ==========                    ==========
Options exercisable at end of year............   1,813,667                     2,272,916

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  SHARE CAPITAL (CONTINUED)
    The following table summarizes information about the Company's fixed stock options outstanding:

                                                                      DECEMBER 31, 1999
                                                    ------------------------------------------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                                            REMAINING          WEIGHTED
                                                                         CONTRACTUAL LIFE      AVERAGE
                                                    NUMBER OUTSTANDING      (IN YEARS)      EXERCISE PRICE
                                                    ------------------   ----------------   --------------
Range of options
  outstanding -- $0.93 to $45.00..................      2,924,034               6.6               $24
Range of options
  exercisable -- $5.50 to $45.00..................      1,813,667                                 $26

NOTE 10.  LEGAL CONTINGENCIES

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries and a foreign subsidiary filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate less than 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and a fourth subsidiary's petition was voluntarily deleted.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the Bankruptcy Court approved the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999 (unless the stay is lifted by the supervising court), and any additional liabilities related thereto will be subject to compromise.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and Loewen Group Capital L.P. ("LGC") are named as defendants in two suits (with the Company, the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
"Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

    The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

    The Judicial Panel on Multidistrict Litigation (the "MDL Panel") granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's bankruptcy filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996. In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of Orleans, State of Louisiana. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
    Plaintiffs' petitions seek damages, penalties and attorney's fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and the plaintiffs appealed. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims.

    Following various rulings on the DUFFY lawsuit in the trial court, on January 6, 1999, the Fourth Circuit Court of Appeal dismissed the action. On February 5, 1999, the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp, SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and LGII in the Parish of St. Bernard, State of Louisiana. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

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

    On February 3, 1999, the state court ruled that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar the particular sub-class of potential plaintiffs identified in LUENING. On March 25, 1999, the Fourth Circuit reversed the trial court, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. On March 29, 1999 the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

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

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on Loewen and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the bankruptcy proceedings, and no new trial date has been set.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    In December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Company and LGII. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    In 1995, Ms. Flanagan and her husband John Flanagan (now deceased) sold their mausoleum and mortuary business to LGII for cash and Loewen stock.
Ms. Flanagan's complaint contains causes of action for breach of contract in connection with the share purchase agreement and in connection with employment and consulting agreements entered into at the time of the share purchase agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the share purchase agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that LGII has the option to purchase for a specified price pursuant to the share purchase agreement.

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

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  REORGANIZATION AND RESTRUCTURING COSTS

    (a) REORGANIZATION COSTS

    During 1999, the Company incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and CCAA as follows:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              ------------------
Executory contracts.........................................        $26,955
Deferred debt issue costs written off.......................         23,035
PATS option liability recorded..............................          9,760
Key Employee Retention Plan costs...........................          5,676
Professional fees and other costs...........................         27,365
                                                                    -------
                                                                    $92,791
                                                                    =======

    Certain executory contracts, primarily covenants not to compete, have been rejected by the Company as a result of its bankruptcy filing on the Petition Date and have been charged to reorganization costs (see Note 3).

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process (see
Note 13).

    Professional fees and other costs include accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11 and CCAA.

    (b) RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $33,400,000, for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19,400,000 for severance, $7,500,000 for the closure of a corporate office and $6,000,000 of asset write-downs.

NOTE 12.  IMPAIRMENT OF ASSETS

    During 1999, as a result of the Company's bankruptcy filings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The reviews also resulted in the identification of 371 locations as probable for sale. In January 2000, the Bankruptcy Courts approved the Company's previously-announced program for disposition of the locations identified. A further 54 locations are anticipated to be merged with existing locations. As a result of these reviews, the Company recorded a pre-tax asset impairment provision of $340,068,000. In calculating the asset impairment provision, the Company used estimated cash flow from operations and, for the locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties. The asset

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12.  IMPAIRMENT OF ASSETS (CONTINUED)
impairment provision has reduced cemetery property by $258,002,000, names and reputations by $79,066,000 and funeral property by $3,000,000.

    In December 1998, the Company recorded a pre-tax asset impairment provision of $333,900,000 on certain properties. In calculating the asset impairment provision, the Company used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The asset impairment provision reduced cemetery property by $319,300,000, property and equipment by $4,000,000 and names and reputations by $10,600,000. Of this asset impairment provision, $301,605,000 was applicable to the sale of 124 cemeteries and three funeral homes. In March 1999, these properties were sold for gross proceeds of $193,000,000, before purchase price adjustment and transaction costs. The balance of the 1998 asset impairment provision was applicable to certain properties within two smaller groups of properties identified at December 31, 1998 as probable for sale. In June 1999, the Company recorded an additional pre-tax asset impairment provision of $15,112,000 applicable to other properties within these two groups.

    The asset impairment provisions noted above are based on management estimates and, as a result, actual results could differ significantly from these estimates. In addition, due to the bankruptcy proceedings, other properties, although not specifically identified, could be sold.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

    (a) KEY EMPLOYEE RETENTION PLAN

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan ("KERP") a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process. The KERP is comprised of four separate components: a Retention Incentive Plan, a Performance Incentive Plan, a Confirmation Incentive Plan and a Severance Plan. The KERP supercedes previous employee arrangements, including the Executive Severance Arrangements. Pre-tax costs incurred in 1999 under the KERP amounted to $5,676,000. The maximum amount which could be incurred under the Retention Incentive Plan, the Performance Incentive Plan and the Confirmation Incentive Plan has been estimated at approximately $31,000,000.

    (b) LEASES

    The Company is committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2000........................................................     $13,240
2001........................................................      11,288
2002........................................................       9,523
2003........................................................       7,450
2004........................................................       6,325
Thereafter..................................................      40,927

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total expense incurred under these operating leases for the year ended December 31, 1999 was $19,344,000, (1998 -- $16,849,000), (1997 -- $18,268,000).

    (c) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. During 1999, the Company suspended payments applicable to the agreements which the Company has elected to reject (see
Notes 3 and 11). The agreements for which payments have not been suspended will result in future payments in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2000........................................................     $ 9,945
2001........................................................       7,498
2002........................................................       6,950
2003........................................................       5,845
2004........................................................       5,130
Thereafter..................................................      14,229

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

    (e) CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    The Company has identified and accrued for contingent losses arising from the potential exercise of the Put/Call Agreements in connection with its investments in Prime and Rose Hills (see Note 5).

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

    The total expense for retirement plans for the three years ended December 31, 1999 was $2,777,000, $3,271,000, and $3,222,000, respectively.

NOTE 15.  INCOME TAXES

    (a) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                 %          %          %
Combined Canadian federal and provincial income tax rate....   (45.5)     (45.5)      45.5
Non-deductible amortization and write down of goodwill
  arising from acquisitions.................................     5.9        1.5       11.9
Non-deductible restructuring and other charges..............     1.7        0.2        8.7
Change in valuation allowance on future tax assets..........    27.9       21.7       19.0
Foreign income and losses taxed at lower rates and other
  taxes not based on income.................................     2.4       (1.2)     (73.1)
Other.......................................................     1.2        1.8      (10.2)
                                                               -----      -----      -----
                                                                (6.4)     (21.5)       1.8
                                                               =====      =====      =====

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 15.  INCOME TAXES (CONTINUED)

    (b) FUTURE TAX ASSETS AND LIABILITIES

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Future tax liabilities
  Long-term receivables.....................................  $ 102,179   $  60,384
  Cemetery property.........................................    193,163     303,003
  Property and equipment....................................     60,754      61,204
  Names and reputations.....................................         --       1,284
  Insurance policy liabilities..............................     16,440      18,905
  Other.....................................................     25,151      23,238
                                                              ---------   ---------
  Total future tax liabilities..............................    397,687     468,018
                                                              ---------   ---------
Future tax assets
  Accounts payable and accrued liabilities..................     15,868      17,340
  Cemetery long-term liabilities............................     39,759      34,649
  Insurance assets..........................................     13,500      15,149
  Legal settlements.........................................     14,454      15,517
  Names and reputations.....................................     15,923          --
  Interest..................................................    173,069     150,614
  Unrealized losses on investments in Prime and
    Rose Hills..............................................    131,469     119,994
  Deferred costs related to pre-arranged funeral services...      7,417      14,813
  Share issue costs.........................................      4,926       8,414
  Operating and capital loss carryforwards..................    132,899      63,050
  Other.....................................................     23,670       9,133
                                                              ---------   ---------
  Total future tax assets before valuation allowance........    572,954     448,673
  Valuation allowance.......................................   (316,167)   (177,591)
                                                              ---------   ---------
  Total future tax assets after valuation allowance.........    256,787     271,082
                                                              ---------   ---------
  Net future tax liabilities................................  $ 140,900   $ 196,936
                                                              =========   =========

    Although realization of the Company's future tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets after consideration of the valuation allowance. It is reasonably possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income or loss. During the year ended December 31, 1999, the Company increased its valuation allowance by approximately $138,576,000 (1998 -- $166,015,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 16.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................  $  5,602   $ 12,299   $  14,806
    Other...................................................   (43,903)    22,168     (12,963)
  Inventories...............................................      (384)       671      (1,371)
  Prepaid expenses..........................................    (3,672)     2,630         892
  Amounts receivable from cemetery merchandise trusts.......   (93,175)  (114,072)    (88,422)
  Installment contracts, net of allowances..................    66,885      6,481    (134,382)
  Cemetery property.........................................    (4,785)   (46,081)    (34,924)
  Other assets..............................................    (8,682)   (20,309)    (38,092)

Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................    15,819     14,908      39,746
  Other liabilities.........................................    10,140      8,635      13,887
  Cemetery long-term liabilities............................    10,427    (15,046)     22,268
  Insurance policy liabilities..............................    17,287     22,935         313

Other changes in non-cash balances..........................       450     14,504       1,886
                                                              --------   --------   ---------
                                                              $(27,991)  $(90,277)  $(216,356)
                                                              ========   ========   =========
Supplemental information:
  Interest paid.............................................  $ 87,388   $174,628   $ 103,799
  Taxes paid................................................     3,604     15,226      44,282
  Bad debt expense..........................................     8,374     14,322      11,935

Non-cash investing and financing activities:
  Non-cash debt and share consideration on acquisitions.....  $     --   $ 25,395   $  64,881
  Non-cash share issues pursuant to option agreements.......    (2,280)        --          --
  Capital leases............................................   (14,846)        --          --
  Note receivable from sale of subsidiaries.................        --         --      15,725

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Receivables, net of allowances:
  Trade accounts............................................  $   96,277   $  101,051
  Allowance for doubtful accounts...........................     (36,660)     (33,862)
  Other.....................................................      71,747       32,221
  Installment contracts.....................................     100,038      158,884
  Unearned finance income...................................     (15,218)     (30,404)
  Allowance for contract cancellations and refunds..........     (17,684)     (24,118)
                                                              ----------   ----------
                                                              $  198,500   $  203,772
                                                              ==========   ==========
Long-term receivables, net of allowances:
  Notes receivable..........................................  $    8,433   $   11,999
  Amounts receivable from cemetery merchandise trusts.......     412,325      410,055
  Installment contracts.....................................     233,706      353,054
  Unearned finance income...................................     (36,070)     (53,217)
  Allowance for contract cancellations and refunds..........     (40,661)     (56,892)
                                                              ----------   ----------
                                                              $  577,733   $  664,999
                                                              ==========   ==========
Cemetery property:
  Developed land and lawn crypts............................  $  171,874   $  293,030
  Undeveloped land..........................................     666,218      810,160
  Mausoleums................................................      85,252      132,657
                                                              ----------   ----------
                                                              $  923,344   $1,235,847
                                                              ==========   ==========
Property and equipment:
  Land......................................................  $  176,516   $  174,366
  Buildings and improvements................................     553,280      547,218
  Automobiles...............................................      96,835       80,940
  Furniture, fixtures and equipment.........................     140,899      154,182
  Computer hardware and software............................      48,219       41,900
  Leasehold improvements....................................      18,239       16,082
  Accumulated depreciation and amortization.................    (234,175)    (188,703)
                                                              ----------   ----------
                                                              $  799,813   $  825,985
                                                              ==========   ==========
Names and reputations:
  Names and reputations.....................................  $  784,513   $  775,865
  Covenants not to compete..................................      82,518       81,855
  Accumulated amortization..................................    (216,831)    (109,055)
                                                              ----------   ----------
                                                              $  650,200   $  748,665
                                                              ==========   ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Other assets:
  Deferred debt issue costs.................................  $    3,035   $   23,709
  Deferred direct obtaining costs...........................     106,913      102,632
  Cemetery management contracts.............................      12,614       13,413
  Investments...............................................       2,469        3,385
  Other.....................................................       8,522       21,364
                                                              ----------   ----------
                                                              $  133,553   $  164,503
                                                              ==========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   28,207   $   46,210
  Interest..................................................       4,046       38,686
  Dividends.................................................          --        2,154
  Insurance, property and business taxes....................       5,399        6,353
  Other.....................................................      59,985       76,731
                                                              ----------   ----------
                                                              $   97,637   $  170,134
                                                              ==========   ==========
Other liabilities:
  Cemetery long-term liabilities............................  $  181,475   $  211,647
  Accrual for contingent losses (see Note 5)................     190,441      128,333
  Covenants not to compete..................................      18,695       20,540
  Regional partnership liabilities..........................       9,265        9,971
  Participants' deposits in MEIP (see Note 9(d))............          --        5,120
  Other.....................................................      26,143       23,693
                                                              ----------   ----------
                                                              $  426,019   $  399,304
                                                              ==========   ==========

NOTE 18.  SEGMENTED INFORMATION

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance.

    The funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. In addition to providing at-need funeral services, the Company also provides pre-arranged funeral services to its customers.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  SEGMENTED INFORMATION (CONTINUED)
    The insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services. The funeral home companies sell insurance contracts on behalf of the Company's insurance operations for which they receive commission revenue. In 1999, the inter-company commissions amounted to $4,554,000 and were eliminated in the Company's consolidated financial statements (1998 -- $3,717,000, 1997 -- nil).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                        FUNERAL      CEMETERY    INSURANCE     OTHER     CONSOLIDATED
                                       ----------   ----------   ---------   ---------   ------------
Revenue earned from external sales:
  1999...............................  $  609,710   $  326,562   $ 94,101    $      --    $1,030,373
  1998...............................     631,221      408,497     96,516           --     1,136,234
  1997...............................     602,112      422,010     89,977           --     1,114,099
Earnings (loss) from operations:
  1999...............................  $   52,994   $ (245,128)  $ 20,344    $ (76,817)   $ (248,607)
  1998...............................     125,242     (301,789)    16,472     (103,891)     (263,966)
  1997...............................     147,730      100,638     16,508     (112,745)      152,131
Investment revenue (included in
  earnings (loss) from operations):
  1999...............................  $    1,682   $   43,972   $ 19,450    $   1,246    $   66,350
  1998...............................       3,391       34,432     21,351        1,774        60,948
  1997...............................       5,560       29,197     23,519          335        58,611
Depreciation and amortization:
  1999...............................  $   61,479   $   10,898   $     31    $   9,804    $   82,212
  1998...............................      62,892       11,384         31       14,206        88,513
  1997...............................      51,085        7,820         36        6,437        65,378
Total assets:
  1999...............................  $1,984,739   $1,745,673   $290,398    $  89,773    $4,110,583
  1998...............................   2,059,422    2,175,663    276,098      162,725     4,673,908
  1997...............................   1,963,099    2,124,409    331,754      371,425     4,790,687
Capital expenditures:
  1999...............................  $   22,195   $   23,955   $    190    $   8,337    $   54,677
  1998...............................      74,681       26,370        420        6,513       107,984
  1997...............................     108,691       53,023        208       11,157       173,079

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $(171,790)  $(160,075)  $ 264,876
Other expenses of operations:
  General and administrative expenses.......................    (67,220)    (87,659)    (72,128)
  Restructuring costs.......................................         --          --     (33,364)
  Depreciation and amortization.............................     (9,804)    (14,206)     (6,437)
  Other.....................................................        207      (2,026)       (816)
                                                              ---------   ---------   ---------
                                                                (76,817)   (103,891)   (112,745)
                                                              ---------   ---------   ---------
Total earnings (loss) from operations.......................  $(248,607)  $(263,966)  $ 152,131
                                                              =========   =========   =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Total assets of funeral, cemetery and insurance
  segments...............................................  $4,020,810   $4,511,183   $4,419,262
"Other" assets includes:
  Cash...................................................      24,642       61,012        2,681
  Receivables............................................      12,291       11,492       41,444
  Prepaid expenses.......................................       7,265        3,499        3,216
  Long-term receivables, net of allowances...............       5,397        7,753        3,957
  Investments............................................          --        2,581      224,008
  Property and equipment.................................      30,005       33,323       42,198
  Names and reputations..................................       3,548        4,358        4,766
  Future income tax assets...............................          --       10,243        7,849
  Deferred debt issue costs..............................       3,035       23,709       33,182
  Other..................................................       3,590        4,755        8,124
                                                           ----------   ----------   ----------
                                                               89,773      162,725      371,425
                                                           ----------   ----------   ----------
                                                           $4,110,583   $4,673,908   $4,790,687
                                                           ==========   ==========   ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 18.  SEGMENTED INFORMATION (CONTINUED)
    The Company operates principally in North America. Over 90% of its revenues are earned in the United States. The Company also has operations in Canada and the United Kingdom. The following tables depict the revenues earned and the long term assets held in the reportable geographic segments.

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Revenue:
  United States..........................................  $  959,830   $1,065,074   $1,048,236
  Canada.................................................      59,298       63,979       64,965
  Other..................................................      11,245        7,181          898
                                                           ----------   ----------   ----------
                                                           $1,030,373   $1,136,234   $1,114,099
                                                           ==========   ==========   ==========

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Property and equipment, names and reputations and
  cemetery property:
  United States..........................................  $2,180,204   $2,623,497   $2,614,772
  Canada.................................................     168,848      163,932      171,680
  Other..................................................      24,305       23,068       12,291
                                                           ----------   ----------   ----------
                                                           $2,373,357   $2,810,497   $2,798,743
                                                           ==========   ==========   ==========

NOTE 19.  RELATED PARTY TRANSACTIONS

    As part of the acquisition of Osiris Holding Corporation ("Osiris") in 1995, the Company recorded a liability for the present value of contingent payments. The contingent payments were due over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. In 1999, the two officers of the Company entered into an agreement with the Company to purchase 124 cemeteries and three funeral homes and ended their association with the Company. The balance of the contingent payments, which was $14,947,000 at December 31, 1998, was paid out of the proceeds of the sale in 1999 (see
Note 12).

    In addition, as part of the acquisition of Shipper Management ("Shipper") in 1996, the Company recorded a liability for the present value of contingent payments. The contingent payments were payable through 2001, to the former shareholders of Shipper, one of whom was an officer of the Company. In 1999, the remaining balance of $4,838,000 became subject to compromise under the bankruptcy.

    At December 31, 1999, current and former officers, directors and employees were indebted to the Company for approximately $11,016,000
(1998 -- $10,800,000). As at December 31, 1999, an allowance of $8,041,000
(1998 -- $3,261,000) was recorded against those amounts for former officers and employees.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (a) EARNINGS (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Net earnings (loss) in accordance with Canadian GAAP........  $(465,176)  $(598,969)  $41,810
Less effects of differences in accounting for:
  Provision for asset impairment (c)........................    (56,624)         --        --
  Insurance operations (d)..................................     (3,436)      2,833     1,701
  Cost of start-up activities (e)...........................      1,819       1,915        --
  Stock options.............................................        (22)        (36)     (173)
  Foreign exchange loss (f).................................         --          --    (1,107)
                                                              ---------   ---------   -------
Net earnings (loss) before cumulative effect of a change in
  accounting principle......................................   (523,439)   (594,257)   42,231

Cumulative effect of adopting SOP 98-5 as of
  January 1, 1998 (e).......................................         --      (5,000)       --
                                                              ---------   ---------   -------
Net earnings (loss) in accordance with U.S. GAAP............   (523,439)   (599,257)   42,231

Other comprehensive income:
  Foreign currency translations:
    Unrealized foreign currency gains (losses) arising
      during the period.....................................      1,743         116       998
    Less: reclassification adjustment for losses included in
      net earnings (loss)...................................         --          --    (1,909)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the
    period, net of deferred tax recovery (expense) of
    $5,157, $(8,354), and $(5,992), respectively............     (8,066)     10,211     7,323
  Less: reclassification adjustment for gains included in
    net earnings (loss).....................................     (2,905)     (8,486)   (3,044)
                                                              ---------   ---------   -------
Comprehensive income (loss) in accordance with U.S. GAAP....  $(532,667)  $(597,416)  $45,599
                                                              =========   =========   =======
Basic earnings (loss) before cumulative effect of change in
  accounting principle per Common share.....................  $   (7.18)  $   (8.15)  $  0.49
                                                              =========   =========   =======

    For the year ended December 31, 1998, the impact on basic earnings (loss) per Common share of the cumulative effect of the change in accounting principle was $0.07, and would have resulted in basic loss per Common share of $(8.22).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    Under U.S. GAAP, basic earnings (loss) per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted earnings (loss) per Common share is not materially different from basic earnings (loss) per Common share. The computation of basic earnings (loss) before the 1998 cumulative effect of the change in accounting principle per Common share is as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
  Net earnings (loss) before cumulative effect of change in
    accounting principle....................................  $(523,439)  $(594,257)  $  42,231
  Less: Preferred share dividends...........................      8,885       8,900       9,533
                                                              ---------   ---------   ---------
  Net earnings (loss) before cumulative effect of change in
    accounting principle attributable to Common
    shareholders............................................  $(532,324)  $(603,157)  $  32,698
                                                              =========   =========   =========
  Weighted average number of shares outstanding
    (thousands).............................................     74,114      73,989      67,313
  Basic earnings (loss) before cumulative effect of change
    in accounting principle per Common share................  $   (7.18)  $   (8.15)  $    0.49
                                                              =========   =========   =========

    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that materially differ from those reported under Canadian GAAP are as follows:

                                                   DECEMBER 31, 1999            DECEMBER 31, 1998
                                              ---------------------------   --------------------------
                                               CANADIAN     UNITED STATES    CANADIAN    UNITED STATES
                                                 GAAP           GAAP           GAAP          GAAP
                                              -----------   -------------   ----------   -------------
Assets:
  Long-term receivables, net of
    allowances..............................  $   577,733    $  589,840     $  664,999    $  673,100
  Cemetery property.........................      923,344       845,840      1,235,847     1,235,847
  Names and reputations.....................      650,200       655,191        748,665       748,665
  Insurance invested assets.................      281,423       263,960        266,661       270,809
  Other assets..............................      133,553       161,091        164,503       187,759

Liabilities and Shareholders' Equity
  (Deficiency):
  Other liabilities.........................      426,019       423,384        399,304       394,377
  Insurance policy liabilities..............      184,207       217,915        166,920       196,230
  Future income tax liabilities.............      146,028       125,394        208,939       212,378
  Common shares.............................    1,276,434     1,302,806      1,274,096     1,300,428
  Deficit...................................   (1,004,917)   (1,059,529)      (539,741)     (536,089)
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities
      available for sale, net of tax........           --        (4,034)            --         6,937
  Foreign exchange adjustment...............       15,683       (13,314)        13,940       (15,057)

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (c) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for U.S. GAAP purposes.

    FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for recoverability should include an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the estimated expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment provision should be recognized. Measurement of an impairment provision for long-lived assets should be based on the fair value of the asset.

    Under Canadian GAAP, the asset impairment provision of $355,180,000 in 1999 was determined on the basis of undiscounted cash flows. The incremental effects resulting from the application of FAS 121 for U.S. GAAP purposes in 1999 was an additional pre-tax asset impairment provision of $73,014,000.

    (d) INSURANCE OPERATIONS

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

    INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future policy benefits, are accounted for under U.S. GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under U.S. GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (e) REPORTING ON THE COSTS OF START-UP ACTIVITIES

    The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") on April 3, 1998, to be effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that the costs of start-up activities, including organization costs, should be expensed as incurred. The Company elected early adoption of SOP 98-5 to be effective for the year ended December 31, 1998, for U.S. GAAP purposes. Pursuant to SOP 98-5, in 1998 the Company wrote off the unamortized costs of start-up activities, which were contained in "Other assets," as a change in accounting principle.

    SOP 98-5 was adopted in the fourth quarter of 1998, and was effective January 1, 1998. The effects on 1998 net earnings (loss) and basic earnings
(loss) per Common share would be decreases of approximately $5,000,000 and $0.07, respectively, resulting from the cumulative effect of the adoption of SOP 98-5.

    (f) FOREIGN EXCHANGE LOSS

    Upon the sale of a Canadian equity investment in 1997, the Company recognized a foreign exchange loss of $802,000 for Canadian GAAP purposes. The foreign exchange loss under U.S. GAAP was $1,909,000 due to differences in the related foreign exchange adjustment on the balance sheet that arose from the Company's change in reporting currency on January 1, 1994.

    (g) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under
U.S. GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $25,859,000 at December 31, 1999 (1998 -- $30,582,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1999 and 1998, the Company had no securities classified as trading. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $625,596,000 at December 31, 1999 (1998 -- $619,913,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

    (h) STOCK-BASED COMPENSATION

    The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for U.S. GAAP purposes.

    The Company continues to record compensation expense for U.S. GAAP purposes following the intrinsic value principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
Stock Issued to Employees," in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in any of the three years ending December 31, 1999. Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net earnings (loss) before cumulative effect of change in accounting principle under U.S. GAAP would have been $(521,922,000) for the year ended December 31, 1999
(1998 -- $(593,648,000), 1997 -- $35,781,000) and basic earnings (loss) before cumulative effect of change in accounting principle per Common share would have been $(7.16) (1998 -- $(8.14), 1997 -- $0.39).

    For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield nil% (1998 -- nil%, 1997 -- 0.5%), expected volatility 80% (1998 -- 29%, 1997 -- 24%), Canadian risk-free interest rates 5.38% (1998 -- 4.88%, 1997 -- 5.24%), United States risk-free interest rates 5.38% (1998 -- 5.11%, 1997 -- 5.89%) and expected average option term of
3.8 years (1998 -- 3.5 years, 1997 -- 5.0 years). The weighted average fair value of the options granted was $1.59 (1998 -- $5.51, 1997 -- $9.15) per option.

    (i) ADVERTISING COSTS

    Advertising costs were $14,876,000 for the year ended December 31, 1999 (1998 -- $10,444,000, 1997 -- $9,509,000).

    (j) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's consolidated financial statements.

    In December 1999, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The application of SAB 101 to industry and Company revenue recognition policies is unclear. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustments would be recorded in the Company's consolidated financial statements for the first quarter of 2000.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 21.  SUMMARIZED CHAPTER 11 AND CCAA FINANCIAL INFORMATION

    Summarized financial data for the companies under creditor protection of Chapter 11 and CCAA are presented as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Income statement information:
  Revenue...................................................     $  791,150
  Gross margin..............................................        235,205
  Loss from operations......................................       (225,048)
  Net loss..................................................       (421,847)

                                                              DECEMBER 31, 1999
                                                              -----------------
Balance sheet information:
  Current assets............................................     $  247,268
  Net investment in subsidiaries not under creditor
    protection (a)..........................................        512,358
  Non-current assets........................................      3,031,798
                                                                 ----------
Total assets................................................      3,791,424

Liabilities not subject to compromise:
  Current liabilities.......................................         98,286
  Non-current liabilities...................................        966,191
Liabilities subject to compromise...........................      2,282,601
                                                                 ----------
Total liabilities...........................................      3,347,078

Shareholders' equity........................................        444,346

------------------------

(a) Net investments in subsidiaries not under creditor protection of Chapter 11 and CCAA include the net assets of legal subsidiaries, as well as the net assets of cemetery operations legally owned by third parties. The net assets of the third parties are included in the Company's consolidated financial statements since the Company has the economic risks and rewards of ownership of the underlying operations.

                             THE LOEWEN GROUP INC.

                               SUPPLEMENTARY DATA

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER     QUARTER    QUARTER     QUARTER
                                                     --------   ---------   --------   ---------
Year ended December 31, 1999
  Revenue..........................................  $310,805   $ 264,088   $231,819   $ 223,661
  Gross profit.....................................   108,442      73,469     59,907      46,841
  Net earnings (loss)..............................     6,927    (105,330)     1,916    (368,689)
  Basic earnings (loss) per Common share(1)........  $   0.06   $   (1.45)  $     --   $   (5.00)

Year ended December 31, 1998
  Revenue..........................................  $309,736   $ 301,923   $263,887   $ 260,688
  Gross profit.....................................   113,380      93,605     63,593      21,158
  Net earnings (loss)..............................    30,039      10,242    (32,438)   (606,812)
  Basic earnings (loss) per Common share...........  $   0.37   $    0.11   $  (0.47)  $   (8.22)

------------------------

(1) The basic earnings (loss) per Common share figures for the second and third quarter of 1999 have been restated to reflect the effect of undeclared cumulative Preferred share dividends previously omitted from the calculation.

                        LOEWEN GROUP INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Loewen Group International, Inc.

    We have audited the consolidated balance sheets of Loewen Group International, Inc. as at December 31, 1999 and 1998 and the consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in accordance with Canadian generally accepted accounting principles.

    Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1999 and assets, liabilities and shareholders' deficiency as at December 31, 1999 and 1998 to the extent summarized in Note 20 to the consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 14, 2000

  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 14, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 14, 2000

                        LOEWEN GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
ASSETS
Current assets
  Cash......................................................  $    42,396   $   84,202
  Receivables, net of allowances............................      112,253       96,584
  Inventories...............................................       30,060       30,137
  Prepaid expenses..........................................       10,415        7,184
                                                              -----------   ----------
                                                                  195,124      218,107
Long-term receivables, net of allowances....................      474,146      504,295
Cemetery property...........................................      914,310    1,226,358
Property and equipment......................................      679,086      712,995
Names and reputations.......................................      580,976      678,576
Investments.................................................       30,133       30,245
Insurance invested assets...................................      281,423      266,661
Pre-arranged funeral services...............................      372,521      351,961
Other assets................................................      123,618      151,316
                                                              -----------   ----------
                                                              $ 3,651,337   $4,140,514
                                                              ===========   ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $    87,040   $  150,412
    Loans and advances from affiliates, current portion.....           --      227,841
    Long-term debt, current portion.........................       17,073      829,455
                                                              -----------   ----------
                                                                  104,113    1,207,708
                                                              -----------   ----------
  Loans and advances from affiliates, net of current
    portion.................................................           --      784,369
  Long-term debt, net of current portion....................       64,960    1,254,036
  Other liabilities.........................................      432,745      414,319
  Insurance policy liabilities..............................      184,207      166,920
  Future income tax liabilities.............................      121,398      191,283
  Deferred pre-arranged funeral services revenue............      372,521      351,961
Liabilities subject to compromise...........................    3,115,990           --
Preferred securities of subsidiary..........................           --       75,000
Shareholders' deficiency
  Common shares.............................................      554,289      526,058
  Deficit...................................................   (1,288,969)    (823,172)
  Foreign exchange adjustment...............................       (9,917)      (7,968)
                                                              -----------   ----------
                                                                 (744,597)    (305,082)
                                                              -----------   ----------
                                                              $ 3,651,337   $4,140,514
                                                              ===========   ==========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 10, 13, 15 AND
  19)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                  YEARS ENDED DECEMBER 31
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           -----------   ----------   ----------
Revenue
  Funeral................................................  $   537,062   $  559,217   $  536,926
  Cemetery...............................................      314,534      416,823      408,196
  Insurance..............................................       94,101       96,516       89,977
                                                           -----------   ----------   ----------
                                                               945,697    1,072,556    1,035,099
                                                           -----------   ----------   ----------
Costs and expenses
  Funeral................................................      343,583      363,742      336,473
  Cemetery...............................................      265,484      353,662      319,558
  Insurance..............................................       73,727       80,013       73,304
                                                           -----------   ----------   ----------
                                                               682,794      797,417      729,335
                                                           -----------   ----------   ----------
                                                               262,903      275,139      305,764
Expenses
  General and administrative.............................       92,951      114,397       97,792
  Depreciation and amortization..........................       70,765       76,225       56,358
  Provision for asset impairment.........................      350,643      301,605           --
  Restructuring costs....................................           --           --       30,992
                                                           -----------   ----------   ----------
                                                               514,359      492,227      185,142
                                                           -----------   ----------   ----------
Earnings (loss) from operations..........................     (251,456)    (217,088)     120,622

Interest and financing fee paid to affiliates, net.......       47,444      119,571      102,226
Interest on long-term debt...............................       75,319      165,403      119,972
Provision for investment impairment and contingent
  losses.................................................       50,248      313,459           --
Loss on early extinguishment of debt.....................           --           --        4,591
Reorganization costs.....................................       85,724           --           --
Dividends on preferred securities of subsidiary..........        2,971        7,088        7,088
Other income.............................................       (2,189)     (10,929)     (11,593)
                                                           -----------   ----------   ----------
Loss before income taxes.................................     (510,973)    (811,680)    (101,662)
Income taxes
  Current................................................        8,204        9,629       20,186
  Future.................................................      (53,380)    (185,397)     (43,098)
                                                           -----------   ----------   ----------
                                                               (45,176)    (175,768)     (22,912)
                                                           -----------   ----------   ----------
Loss for the year........................................     (465,797)    (635,912)     (78,750)
Deficit, beginning of year...............................     (823,172)    (187,260)    (108,510)
                                                           -----------   ----------   ----------
Deficit, end of year.....................................  $(1,288,969)  $ (823,172)  $ (187,260)
                                                           ===========   ==========   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                  YEARS ENDED DECEMBER 31
                                                           -------------------------------------
                                                             1999         1998          1997
                                                           ---------   -----------   -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss...............................................  $(465,797)  $  (635,912)  $   (78,750)
  Items not affecting cash
    Depreciation and amortization........................     70,765        76,225        56,358
    Amortization of debt issue costs.....................      3,838        25,018         6,387
    Provision for asset impairment.......................    350,643       301,605            --
    Provision for investment impairment and contingent
      loss...............................................     50,248       313,459            --
    Future income taxes..................................    (53,380)     (185,397)      (43,098)
    Loss (gain) on sale of investment....................     (2,687)       (6,768)
    Equity and other earnings of associated companies....        498       (10,929)      (11,593)
    Non-cash restructuring costs.........................         --            --        12,697
    Non-cash reorganization costs........................     57,250            --            --
    Proceeds on factored accounts receivable.............     88,010       142,181       185,179
  Other, including net changes in other non-cash
    balances.............................................   (139,678)     (223,157)     (229,524)
                                                           ---------   -----------   -----------
                                                             (40,290)     (203,675)     (102,344)
                                                           ---------   -----------   -----------
Investing
  Proceeds on disposition of assets and investments......    194,224        56,202         3,767
  Purchase of property and equipment.....................    (30,670)      (34,670)      (42,632)
  Construction of new facilities.........................    (12,580)      (17,929)      (24,954)
  Purchase of insurance invested assets..................   (147,510)     (224,145)     (261,987)
  Proceeds on disposition and maturities of insurance
    invested assets......................................    130,434       180,175       252,626
  Business acquisitions..................................       (173)     (236,737)     (453,223)
  Investments, net.......................................         --            16        (2,275)
                                                           ---------   -----------   -----------
                                                             133,725      (277,088)     (528,678)
                                                           ---------   -----------   -----------
Financing
  Increase in long-term debt.............................     14,776     1,102,681     1,195,242
  Repayment of long-term debt............................   (132,230)     (603,978)   (1,031,105)
  Debt issue costs.......................................     (8,218)      (16,954)       (3,999)
  Issue of Common shares.................................         --            --       185,250
  Increase in loans and advances from affiliates.........      8,275       339,527       446,450
  Repayment of loans and advances from affiliates........    (46,075)     (291,874)     (142,763)
  Capital contribution from affiliate....................     28,231            --            --
                                                           ---------   -----------   -----------
                                                            (135,241)      529,402       649,075
                                                           ---------   -----------   -----------
Increase (decrease) in cash..............................    (41,806)       48,639        18,053
Cash, beginning of year..................................     84,202        35,563        17,510
                                                           ---------   -----------   -----------
Cash, end of year........................................  $  42,396   $    84,202   $    35,563
                                                           =========   ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 1.  BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    Loewen Group International, Inc. (the "Company") is a company organized under the laws of Delaware. On June 1, 1999 (the "Petition Date"), the Company and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court, for the District of Delaware (the "U.S. Bankruptcy Court").

    The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the U.S. Bankruptcy Court overseeing the Chapter 11 proceedings for confirmation after submission to any vote and approval required by affected parties.

BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 bankruptcy proceedings and circumstances relating to this event, including the Company's debt structure, recent losses and negative cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate and comply with the terms of a debtor-in-possession revolving credit agreement, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    Additionally, if a plan of reorganization is approved by the U.S. Bankruptcy Court, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. generally accepted accounting principles. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying values of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 20.

    The United States dollar is the principal currency of the Company's business and, accordingly, the consolidated financial statements are expressed in United States dollars.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 1999 except for a few companies with small minority interests.

    The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income (loss) as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to (deducted from) the cost of the investment. The equity method carrying value of the investment is also reduced by any provision for asset impairment and common share dividends received.

    The Company accounts for its investments in joint ventures using the proportionate consolidation method.

    Other long-term investments including preferred share investments are accounted for using the cost method.

    All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

MEASUREMENT UNCERTAINTY

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

FUNERAL SERVICES

    The Company provides a full range of at-need funeral services as well as pre-arranged funeral services.

    Pre-arranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. Except for insurance commissions and amounts not required to be trusted, which are used to defray initial costs of administration, no income is recognized until the performance of a specific funeral.

    Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Direct obtaining costs related to the sale of pre-arranged funeral services are included in other assets and amortized over a period of ten years, approximating the period the benefits are expected to be realized. Indirect obtaining costs relating to the sale of pre-arranged funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    The Company provides a complete line of cemetery products and services, the majority of which are sold on a pre-need basis.

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Changes in estimated costs of merchandise and services are recognized in income when additional information becomes available. Interest is imputed at a market rate for contracts that do not bear a market rate of interest. An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future will result in changes in estimate which are recognized when information is available.

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables. Earnings of merchandise and services trust funds are recognized in income in the year realized; increases of cost in the merchandise and services are recognized as a charge to income.

INSURANCE OPERATIONS

    The Company's insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services.

    Insurance invested assets, primarily consisting of bonds and other fixed-term securities, are carried at amortized cost. Net realized gains and losses on the disposal of bonds and other fixed-term securities are deferred and amortized to income over the remaining term to maturity of the security sold. Equity securities are carried at moving average market value. Net realized gains and losses on the disposal of equity securities are deferred and amortized to income on a declining balance basis.

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH

    Cash includes cash and term deposits with an initial maturity less than or equal to 90 days.

INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and mausoleums, and is valued at average cost. Amounts are expensed as sales of cemetery plots and mausoleums occur.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded initially at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings and improvements........................  10 to 40 years
Automobiles.......................................  Up to 6 years
Furniture, fixtures and equipment.................  6 to 10 years
Computer hardware and software....................  6 years
Leasehold improvements............................  Over the term of the lease plus one renewal

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, cemetery property, property and equipment, investments and other assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

DEBT ISSUE COSTS

    Debt issue costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Company's long-term debt and preferred securities of subsidiary and are

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) included in interest expense on a straight-line basis over the respective term of the related instrument. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

DERIVATIVE INSTRUMENTS

    Prior to filing for bankruptcy, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

    The Company typically used interest rate swap agreements to manage interest rate exposure on its long-term debt. Differences between the amounts paid and received would be accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Company used basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions were probable and the significant characteristics and expected terms were identified. Any gain or loss as a result of the hedging would be deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any point in time a hedging transaction no longer met the criteria of a hedge, any gain or loss would be recognized in current earnings.

    The Company also used foreign exchange forward contracts, cross currency swaps, options and futures to hedge the Company's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction would be accounted for as an adjustment to the related transaction.

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

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's operations outside the United States, which are accounted for as self-sustaining operations, have been translated into United States dollars at the rates of exchange as at the balance sheet dates, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are deferred and are classified as "Foreign exchange adjustment" within Shareholders' equity.

COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in 1999.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES

    In the Chapter 11 proceedings, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the U.S. Bankruptcy Court after submission to any required vote and approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise in the consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, expired on December 15, 1999.

    Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved, adjudicated before the U.S. Bankruptcy Court, or resolved through other resolution processes. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

    Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval including those described in Note 13. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection, after December 15, 1999, of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The Company has suspended payments applicable to these non-compete agreements. The U.S. Bankruptcy Court disallowed the Company's motion to reject these non-compete agreements as a group in August 1999. The Company may resubmit some or all of these non-compete agreements on an individual or smaller group basis in the future, as well as applications to reject additional executory contracts.

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that are filed with the U.S. Bankruptcy Court, and may be subject to future adjustment depending on U.S. Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may also arise from the rejection of executory contracts by the Debtors.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    The liabilities subject to compromise, debt and loans and advances from affiliates are as follows:

                                                                          DECEMBER 31
                                                              ------------------------------------
                                                                       1999                1998
                                                              -----------------------   ----------
                                                              LIABILITIES
                                                              SUBJECT TO    LONG-TERM   LONG-TERM
                                                              COMPROMISE      DEBT         DEBT
                                                              -----------   ---------   ----------
Debt and other liabilities:
  DIP Facility..............................................  $       --     $ 8,000    $       --
  Bank credit agreements....................................     338,689          --       427,292
  7.82% (1998 - 6.49%) Series E senior amortizing notes due
    in 2004.................................................      30,432          --        42,857
  7.50% Series 1 senior notes due in 2001...................     225,000          --       225,000
  7.75% Series 3 senior notes due in 2001...................     125,000          --       125,000
  8.25% Series 2 and 4 senior notes due in 2003.............     350,000          --       350,000
  7.20% Series 6 senior notes due in 2003...................     200,000          --       200,000
  7.60% Series 7 senior notes due in 2008...................     250,000          --       250,000
  6.70% Pass-through Asset Trust Senior notes ("PATS") and
    related option liability recorded, due in 1999..........     309,760          --       300,000
  Promissory notes and capital lease obligations............      79,707      74,033       163,342
  Accounts payable and accrued liabilities..................      90,716          --            --
  9.45% Cumulative Monthly Income Preferred Securities,
    Series A ("MIPS').......................................      75,000          --            --
  Executory contracts.......................................      26,523          --            --
                                                              ----------     -------    ----------
                                                               2,100,827      82,033     2,083,491
                                                              ----------
  Less current portion of long-term debt....................                  17,073       829,455
                                                                             -------    ----------
  Total long term debt......................................                 $64,960    $1,254,036
                                                                             =======    ==========

                                                                           LOANS AND   LOANS AND
                                                                           ADVANCES     ADVANCES
                                                                           ---------   ----------
Loans and advances from (to) affiliates:
  Term loan from affiliated company
    Interest at 11.50%......................................     889,905    $    --    $  889,905
  Revolving credit loans from affiliated companies
    Interest at U.S. treasury rate plus 5% due in 2002......     136,781         --       137,594
    Interest at 11.25% due in 1999..........................      10,291         --        10,291
    Interest at prime plus 2% due in 1999...................      11,526         --        11,550
  Other loans from (to) affiliates
    Due from Parent Company.................................     (36,540)        --       (16,958)
    Due to (from) other affiliates, net.....................       3,200         --       (20,172)
                                                              ----------    -------    ----------
                                                               1,015,163         --     1,012,210
                                                              ----------    -------    ----------
  Less current portion of loans and advances from
    affiliates..............................................                     --       227,841
                                                                            -------    ----------
Total loans and advances from affiliates....................                $    --    $  784,369
                                                                            =======    ==========
Total liabilities subject to compromise.....................  $3,115,990
                                                              ==========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    Litigation against the Company and its filing subsidiaries as of June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 10).

    As a result of the Chapter 11 filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Court and has become effective. Interest on unsecured and undersecured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on debt and other liabilities subject to compromise totaled $92,299,000 for the year ended December 31, 1999. Contractual interest expense not recorded on loans and advances from affiliates subject to compromise totaled $68,736,000 for the year ended December 31, 1999.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank credit agreements, Series E senior amortizing notes, Series 1 through 4, 6 and 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and undersecured debt obligations. The amounts in arrears on the Company's senior secured obligations are as follows:

                                                      DECEMBER 31, 1999
                                                      ------------------
Interest payments in arrears:
  Bank credit agreements............................       $ 21,417
  7.82% Series E senior notes.......................            958
  7.50% Series 1 senior notes.......................          8,438
  8.25% Series 2 senior notes.......................          5,156
  7.75% Series 3 senior notes.......................          4,844
  8.25% Series 4 senior notes.......................          9,281
  7.20% Series 6 senior notes.......................         14,659
  7.60% Series 7 senior notes.......................         19,361
  6.70% PATS........................................         10,050
                                                           --------
                                                           $ 94,164
                                                           ========
Principal payments in arrears:
  6.70% PATS........................................       $300,000
                                                           ========
Dividends in arrears:
  9.45% MIPS........................................       $  5,906
                                                           ========

    The Company, and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). The DIP Facility was approved by the U.S. Bankruptcy Court on July 16, 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of the Company and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
DIP Facility also have the benefit of a "super-priority" administrative expense claim in the Company's bankruptcy proceedings. The DIP Facility will be used primarily to fund the Company's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50,000,000. As at December 31, 1999, the borrowings under the DIP Facility were $8,000,000 and the letters of credit outstanding were $20,163,000.

    The amended DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, intercompany payments, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. Under the terms of the DIP Facility, the cash and cash equivalents of the Company, the Company and its subsidiaries which have filed under Chapter 11, is generally restricted for use within this group of filed companies. In December 1999, the Company favorably renegotiated certain covenants and received approval from the lenders for initiative expenditures not contemplated when the original DIP Facility was obtained. These amendments received Bankruptcy Court approval in December 1999. In March 2000, the covenants will be subject to review in conjunction with the Company's proposed business plan. Loans made under the amended DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit under the amended DIP Facility. A commitment fee of 0.50% is charged on the unused portion of the amended DIP Facility. Related debt issue costs have been deferred and are being amortized over the two-year life of the amended DIP Facility.

    In 1996, the Company, The Loewen Group Inc. (the "Parent Company") and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of the Company's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated $1,842,951.

    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") for an aggregate amount of $75,000,000. LGC is a limited partnership and the Company as its general partner manages its business and affairs. The Company serves as the holding company for all United States assets and operations of the Company. The MIPS were due August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, LGC has commenced wind-up proceedings and the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Parent Company and the Company. Accordingly, the MIPS have been designated as liabilities subject to compromise.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    Loans and advances from (to) affiliates subject to compromise represent balances between the Company and various affiliates, most of whom are also under creditor protection. The substantial majority of these balances are subject to the plan of reorganization. Adjustments between the carrying value and the ultimate settlement amount will be recorded as adjustments to equity.

    Included in interest expense for the year ended December 31, 1999 is $4,279,000 of amortization and write-offs of unamortized debt issue costs
(1998 -- $25,018,000, 1997 -- $6,387,000). In 1999, unamortized debt issue costs applicable to debt which is subject to compromise of $21,730,000 was charged to reorganization costs (see Note 11).

    Maturities of long-term debt which are not subject to compromise are as follows:

                                                       DECEMBER 31
                                                      --------------
2000................................................     $17,073
2001................................................      19,720
2002................................................       8,094
2003................................................       5,957
2004................................................       9,798
Thereafter..........................................      21,391
                                                         -------
                                                         $82,033
                                                         =======

NOTE 4.  DISPOSITIONS AND ACQUISITIONS

    (a) DISPOSITIONS

    In 1999, the Company sold 124 cemeteries and three funeral homes to an investor group (see Note 19) for gross proceeds of $149,769,000, before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1,122,000. An impairment charge of $301,605,000, relating to these properties, was recorded in 1998 (see Note 12). The assets and liabilities disposed of were $201,107,000 and $67,867,000 respectively. Concurrently, an affiliate of LGII sold related accounts receivable, at their carrying value of $43,231,000, to the same investor group.

    In 1998, the Company sold First Capital Life Insurance Company of Louisiana, a wholly owned subsidiary, for gross proceeds of $24,522,000 resulting in a pre-tax gain of $6,768,000. The assets and liabilities disposed of were $89,958,000 and $72,204,000 respectively.

    (b) ACQUISITIONS

    In 1998, the Company acquired 62 funeral homes and 62 cemeteries for cash of $236,737,000, debt of $20,538,000 and Common shares of the Parent Company in the amount of $1,085,000. All of the Company's acquisitions have been accounted for by the purchase method. In 1998, the Company acquired assets and liabilities of $363,577,000 and $105,217,000 respectively.

    The following table reflects, on an unaudited pro-forma basis, the combined results of the Company's operations acquired and disposed of, as if all such acquisitions and dispositions had taken place at the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 4. DISPOSITIONS AND ACQUISITIONS (CONTINUED) beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions and dispositions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                                1999             1998
                                                              ---------       ----------
Revenue.....................................................  $ 871,389       $1,086,401
Net loss....................................................  $(478,565)      $ (649,033)

NOTE 5.  INVESTMENTS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
4103 Investments Ltd. ("4103")..............................  $    --    $    --
Prime Succession Holdings, Inc. ("Prime")...................       --         --
Rose Hills Holdings Corp. ("Rose Hills")....................       --         --
TLGI Management Corp.
  70,586,000 Preferred shares representing 40.34%...........   28,626     28,626
Other.......................................................    1,507      1,619
                                                              -------    -------
                                                              $30,133    $30,245
                                                              =======    =======

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

    On November 25, 1998, the Company's investment became a joint venture when the Company received, as a capital contribution 1,000 Class A Common voting shares of 4103 Investments, representing 50% of the voting rights, from the Parent Company. Effective from that date, the Company has accounted for its investment in 4103 Investments common shares by the proportionate consolidation method. The net loss recorded by 4103 Investments subsequent to November 25, 1998 was $205,944,000, which included an investment impairment charge of $209,323,000. Prior to November 25, 1998, the Company accounted for its investment in 4103 Investments by the equity method. Accordingly, the Company's proportionate share of the assets and liabilities are reflected in the Company's balance sheet at December 31, 1999 and 1998. For the period to November 25, 1998, equity income of $14,107,000 (1997 -- income of $10,659,000) was recorded which includes $4,455,000 of income related to equity earnings from Prime and Rose Hills.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
    Summarized financial data for 4103 Investments is presented as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999       1998
                                                              --------   ---------
Income statement information:
  Earnings before income taxes and equity loss of associated
    company.................................................  $  4,001   $  35,147
  Net earnings (loss).......................................   (16,394)   (176,965)

Balance sheet information:
  Current assets............................................  $     --   $      --
  Non-current assets........................................    91,029     111,425
                                                              --------   ---------
  Total assets..............................................    91,029     111,425

  Current liabilities.......................................        49          49
  Non-current liabilities...................................        --          --
                                                              --------   ---------
  Total liabilities.........................................        49          49

  Shareholders' equity......................................    90,980     111,376

    (b) PRIME

    The Company owns 163.0475 shares of Prime Succession Holdings Inc. ("Prime") common stock, representing 16.67% of Prime's voting common stock, and 48.68% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owns 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock. The remaining 5.13% of Prime's voting common stock and 51.32% of Prime's non-voting preferred stock are owned by a company affiliated with LGII.

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

    Upon a Call, Blackstone is entitled to receive at a minimum, its original investment plus a 24.1% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998, the Company concluded that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Prime's shareholders' equity. In 1999, due to the performance of Prime, the Company wrote off its remaining investment.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Prime and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Prime, the Company reduced the accrual of its contingent loss as at December 31, 1999. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in "Other liabilities," (Note 17). In 1999, 1998 and 1997, the Company recognized loss of $(1,392,000) $(3,100,000) and $(133,000), respectively, applicable to its investment in Prime, excluding the investment impairments and contingent losses.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
    The latest available annual financial data reported by Prime was:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Income statement Information
  Revenue...................................................  $ 98,005   $101,139
  Gross margin..............................................    32,293     38,616
  Earnings from operations..................................    17,595     24,123
  Payment-in-kind dividend..................................     7,226      6,542
  Net loss attributable to common shareholders..............   (14,524)    (6,739)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Balance sheet information
  Total assets..............................................  $391,122   $395,106
  Total liabilities.........................................   272,012    268,698
  Shareholders' equity......................................   119,110    126,408

    (c) ROSE HILLS

    The Company owns 153.2143 shares of Rose Hills Holdings Corp. ("Rose Hills") common stock, representing 15.32% of Rose Hills' voting common stock, and 62.4% of Rose Hills non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone owns 795.4546 shares of Rose Hills common stock, representing 79.55% of Rose Hills' voting common stock. The remaining 5.13% of Rose Hills' voting common stock and 37.6% of Rose Hills' non-voting preferred stock are owned by a company affiliated with LGII.

    Rose Hills holds all of the outstanding common stock of Rose Hills Company ("RHC") and the cemetery related assets of Rose Hills Memorial Park Association, representing the largest single location cemetery in the United States. These companies were purchased on November 19, 1996 for approximately $285,000,000 of which $35,000,000 was funded by Blackstone and $95,000,000 by the Company, and $155,000,000 was financed through bank borrowings and the issuance of senior subordinated notes. The excess of the purchase price over the fair value of net assets of approximately $130,000,000 was established as goodwill in RHC and is being amortized over 40 years.

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

    Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement.

    The prices for the Call and the Put are based on a formula that calculates the equity value attributable to Blackstone's common share interest. The calculated equity value is determined at the Put or Call date based on a multiple of approximately 14x earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous year, after deduction of certain liabilities. Any payment to Blackstone under the Call or the Put may be in the form of cash and/or Common shares of the Company, at the Company's option, subject to certain conditions.

    Upon a Call, Blackstone is entitled to receive, at a minimum, its original investment plus a 22.5% compound return per annum thereon regardless of the calculated equity value. Any additional equity value attributable to Blackstone common stock interest will be determined on the basis of a formula set forth in the Put/Call Agreement. Upon a Put by Blackstone, there is no guaranteed return to Blackstone. Any payment to Blackstone is limited to Blackstone's share of the calculated equity value based on a formula set forth in the Put/Call Agreement.

    Prior to March 1, 2000, the Company had provided various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. The Company and RHC have agreed to amend that Agreement, effective March 1, 2000, to provide that, until such time as the Company makes an election to reject or assume the Agreement under Chapter 11 of the Bankruptcy Act, the annual fee payable by RHC under the Agreement will be reduced to nil and the Company will no longer be required to provide any services to RHC under the Agreement. That annual fee is subject to renegotiation in the event that RHC requests further services from the Company. If the Agreement were to become terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, the price payable to Blackstone upon a Put of its interests would, under the terms of the Put/Call Agreement, be no less than an amount equal to its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company regardless of the calculated equity value.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998 the Company assessed that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Rose Hills' shareholders' equity at December 31, 1998 taking into account Blackstone's return under the Put. No further write down was made in 1999. As at December 31, 1999 and 1998, the carrying value of the Company's investment in Rose Hills was $27,452,000.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Rose Hills and the

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Rose Hills, the Company increased the accrual of the contingent loss as at December 31, 1999. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in Other Liabilities, net of the carrying value of Rose Hills (see
Note 17). In 1999, 1998 and 1997, the Company recognized income of nil, $3,699,000 and $1,023,000, respectively, applicable to its investment in Rose Hills, excluding the investment impairment and contingent loss in 1998.

    The latest available annual financial data reported by Rose Hills was:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Income statement Information
  Revenue...................................................  $ 83,577   $ 70,645
  Gross margin..............................................    69,814     59,900
  Earnings from operations..................................    19,538     14,738
  Payment-in-kind dividend..................................     9,568      8,708
  Net loss attributable to common shareholders..............    (8,534)   (10,476)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Balance sheet information
  Total assets..............................................  $321,933   $312,598
  Total liabilities.........................................   193,641    185,340
  Shareholders' equity......................................   128,292    127,258

    (d) TLGI MANAGEMENT CORP

    The Company owns 70,586,000 Class A redeemable preferred shares of TLGI Management Corp., a Canadian subsidiary of the Parent Company that owns and operates funeral homes in Canada. In December 1998, the Company recorded its share of an impairment charge against its preferred share investment in TLGI Management Corp. of $41,960,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 6.  INSURANCE INVESTED ASSETS

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Fixed maturities....................................  $262,267   $244,168   $246,576   $251,454
Equity securities...................................        60         36         80         44
Short-term investments and other....................    19,096     19,096     20,005     20,005
                                                      --------   --------   --------   --------
                                                      $281,423   $263,300   $266,661   $271,503
                                                      ========   ========   ========   ========

    On the insurance invested assets, the Company earned $19,450,000 of investment income for the year ended December 31, 1999 (1998 -- $21,349,000). Included in the market value of insurance invested assets are $200,000 and $18,323,000 of unrealized gains and losses, respectively (1998 -- $6,942,000 and $2,100,000, respectively).

    Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
        Due in one year or less.....................  $  4,770   $  4,387   $  6,853   $  6,746
        Due in one to five years....................    20,656     19,663     25,667     25,801
        Due in five to ten years....................    66,819     62,527     67,598     69,049
        Thereafter..................................   103,880     92,881     72,843     73,209
                                                      --------   --------   --------   --------
                                                      $196,125   $179,458   $172,961   $174,805
                                                      ========   ========   ========   ========

    The Company's mortgage-backed securities and collateralized mortgage obligations consist of:

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
                                                      $ 66,142   $ 64,710   $ 73,615   $ 76,649
                                                      ========   ========   ========   ========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 7.  PRE-ARRANGED FUNERAL SERVICES

    Pre-arranged funeral services represents amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the pre-arranged funeral trust amounts when the funeral services are performed. The funds deposited in trust are invested as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Short-term investments......................................  $105,170   $ 94,043
Fixed maturities............................................   150,242    137,482
Mutual funds................................................    10,148      1,419
Equity securities...........................................    61,284     65,268
Insurance policies held by trust............................    44,833     52,844
Other.......................................................       844        905
                                                              --------   --------
                                                              $372,521   $351,961
                                                              ========   ========

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Prior to filing for bankruptcy, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

    (a) SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 1999, no such agreements were outstanding.

    (b) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, current indebtedness and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is not

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value materially different from their fair value include:

                                                     DECEMBER 31, 1999        DECEMBER 31, 1998
                                                   ---------------------   -----------------------
                                                   CARRYING                 CARRYING
                                                    VALUE     FAIR VALUE     VALUE      FAIR VALUE
                                                   --------   ----------   ----------   ----------
    Financial assets:
      Pre-arranged funeral services..............  $372,521    $375,816    $  351,961   $  353,696
      Insurance invested assets..................   281,423     263,300       266,661      271,503
      Long-term receivables:
        Practicable to estimate fair value.......   395,155     407,262       391,842      399,943
        Not practicable to estimate fair value...    78,991         n/a       112,453          n/a

    Financial liabilities not subject to
      compromise:
      Long-term debt.............................  $ 82,033      82,033    $2,083,491   $1,856,123
      Preferred securities of a subsidiary
        (Note 3).................................       n/a         n/a        75,000       57,938

    The fair value determination of pre-arranged funeral services, insurance invested assets and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of one to seven years and contractual or imputed interest ranging from 9% to 12%.

    Due to the Chapter 11 filings, calculation of fair values for long-term debt, the preferred securities of a subsidiary and other liabilities subject to compromise cannot be determined as at December 31, 1999. As detailed in
    Note 3, the majority of the Company's long-term debt and the preferred securities of a subsidiary became subject to compromise effective June 1, 1999.

    The 1999 fair value of long-term debt approximates its carrying value. The 1998 fair value of long-term debt subject to fixed interest rates was estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The 1998 fair value of long-term debt subject to floating market rates approximated its carrying value. The 1998 fair value of the preferred securities of a subsidiary was estimated based upon quoted market prices.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 9.  SHARE CAPITAL

    (a) AUTHORIZED

    3,000 Common shares with a par value of $0.01

    (b) ISSUED AND OUTSTANDING

                                                                 NUMBER OF
                                                                  SHARES             STATED VALUE
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
Common shares.............................................   1,521      1,521     $     --   $     --
Contributed surplus.......................................                         554,289    526,058
                                                                                  --------   --------
                                                                                  $554,289   $526,058
                                                                                  ========   ========

    During 1999, the Parent Company contributed capital of $28,231,000 to the Company.

NOTE 10.  LEGAL CONTINGENCIES

BANKRUPTCY FILINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244).

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999 (unless the stay is lifted by the supervising court), and any additional liabilities related thereto will be subject to compromise.

SECURITIES CLASS ACTIONS

    Since December 1998, The Loewen Group Inc. (the "Parent Company") has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased the Parent Company's Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. The Company and Loewen Group Capital, L.P. ("LGC") are named as defendants in two suits (with the Parent Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
    The complaints generally make allegations concerning, among other things, the Parent Company's and the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

    The Judicial Panel on Multidistrict Litigation (the "MDL Panel") granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's bankruptcy filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    Two complaints were filed in 1997 on behalf of individuals who claim damages in connection with funeral insurance policies allegedly issued to them by insurance companies owned, directly or indirectly, by S.I. Acquisition Associates, L.P. ("S.I."). The Company acquired the assets but not the stock of S.I. in March 1996. In January 1997, Elmer C. Feldheim and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of Jefferson, State of Louisiana. Plaintiffs seek a class action. SI-SIFH Corp. and SI-SI Insurance Company, Inc. are affiliates of S.I.

    In June 1997, Lloyd Duffy, Sr. and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp., SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of Orleans, State of Louisiana. The DUFFY complaint was filed by the same lawyers who filed the complaint in the FELDHEIM case, and is a virtually identical copy of the FELDHEIM complaint. The DUFFY case is pending in the trial court and, as of the date hereof, no discovery has taken place.

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

    Plaintiffs' petitions seek damages, penalties and attorney's fees. Louisiana law prohibits plaintiffs from alleging specific amounts of damages. Plaintiffs also seek a declaratory judgment compelling defendants to honor the policies.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
    On June 13, 1997, the district court in Jefferson Parish dismissed the FELDHEIM plaintiffs' claim to a class action, and the plaintiffs appealed. On June 30, 1998, the Louisiana Fifth Circuit Court of Appeal affirmed the dismissal of the FELDHEIM plaintiffs' class-action claims.

    Following various rulings on the DUFFY lawsuit in the trial court, on January 6, 1999, the Fourth Circuit Court of Appeal dismissed the action. On February 5, 1999 the DUFFY plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the Company's consolidated financial statements.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    In June 1998, Warren S. Luening and four other individuals filed a lawsuit seeking a class action on behalf of themselves and a class of similarly situated individuals and/or entities against SI-SIFH Corp, SI-SI Insurance
Company, Inc., Loewen Louisiana Holdings, Inc., and the Company in the Parish of St. Bernard, State of Louisiana. Defendants in this case are the same entities against whom complaints were filed in Jefferson Parish, Louisiana (the FELDHEIM case) and in Orleans Parish, Louisiana (the DUFFY case), and, aside from the addition of local counsel in St. Bernard Parish, the same lawyers who filed the FELDHEIM and DUFFY complaints filed the LUENING complaint.

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

    On February 3, 1999, the state court ruled that the dismissal of the class action claims in the FELDHEIM and DUFFY cases did not operate to bar the particular sub-class of potential plaintiffs identified in LUENING. On March 25, 1999, the Fourth Circuit reversed the trial court, while recognizing that individual plaintiffs' claims could proceed in St. Bernard Parish. On March 29, 1999 the LUENING plaintiffs filed an application for writ of certiorari with the Louisiana Supreme Court. On April 30, 1999, the Louisiana Supreme Court denied the writ application and thereby declined to review the Court of Appeal's dismissal of plaintiffs' class action allegations.

    The Company has determined that it is not possible to predict the final outcome of this legal proceeding, and it is not possible to establish a reasonable estimate of possible damages, if any, or

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
reasonably to estimate the range of possible damages that may be awarded to plaintiffs. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the bankruptcy proceedings, and no new trial date has been set.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    In December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Parent Company and the Company. The matter was subsequently removed to federal court based on diversity jurisdiction, and it is now pending in the United States District Court in the Central District of California.

    In 1995, Ms. Flanagan and her husband John Flanagan (now deceased) sold their mausoleum and mortuary business to the Company for cash and Loewen stock. Ms. Flanagan's complaint contains causes of action for breach of contract in connection with the share purchase agreement and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleges causes of action for intentional and negligent misrepresentation and declaratory relief.

    Ms. Flanagan estimates that her damages as a result of the alleged breaches and misrepresentations are not less than $5,000,000. Further, Ms. Flanagan seeks punitive damages in an unspecified sum. On the declaratory relief cause of action, Ms. Flanagan seeks a declaration that she is to be reimbursed for her losses pursuant to the indemnity provision contained in the share purchase agreement. She also seeks a declaration that until she is indemnified for her losses she is not obligated to transfer property that the Company has the option to purchase for a specified price pursuant to the share purchase agreement.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  LEGAL CONTINGENCIES (CONTINUED)
    The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiff. Accordingly, no provision with respect to this lawsuit has been made in the Company's consolidated financial statements.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Parent Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 11.  REORGANIZATION AND RESTRUCTURING COSTS

    (a) REORGANIZATION COSTS

    During 1999, the Company incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 as follows:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              ------------------
Executory contracts.........................................        $26,483
Deferred debt issue costs written off.......................         21,730
PATS option liability recorded..............................          9,760
Key Employee Retention Plan costs...........................          3,998
Professional fees and other costs...........................         23,753
                                                                    -------
                                                                    $85,724
                                                                    =======

    Certain executory contracts, primarily covenants not to compete, have been rejected by the Company as a result of its bankruptcy filing on the Petition Date and have been charged to reorganization costs.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 11.  REORGANIZATION AND RESTRUCTURING COSTS (CONTINUED)
    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process (see
Note 13).

    Professional fees and other costs include accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11.

    (b) RESTRUCTURING COSTS

    During 1997, the Company recorded pre-tax charges of $31,000,000, for restructuring associated with the Company's efforts to more fully integrate its field and administrative operations and improve long-term financial performance. The restructuring charges primarily consisted of $19,000,000 for severance, $7,500,000 for the closure of a corporate office and $4,100,000 of asset write-downs.

NOTE 12.  IMPAIRMENT OF ASSETS

    During 1999, as a result of the Company's bankruptcy filings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The reviews also resulted in the identification of 371 locations as probable for sale. In January 2000, the Bankruptcy Courts approved the Company's proposed disposition process for the locations identified. A further 54 locations are anticipated to be merged with existing locations. As a result of these reviews, the Company recorded a pre-tax asset impairment provision of $335,531,000. In calculating the asset impairment provision, the Company used estimated cash flow from operations and for the locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties. The asset impairment provision has reduced cemetery property by $256,875,000, names and reputations by $75,656,000 and funeral property by $3,000,000.

    In December 1998, the Company recorded a pre-tax asset impairment provision of $301,605,000 on certain properties. In calculating the asset impairment provision, the Company used estimated cash flow from operations and estimated cash proceeds on the sale of these properties. The asset impairment provision reduced cemetery property by $295,957,000, property and equipment by $2,284,000 and names and reputations by $3,364,000. This provision was applicable to the sale of 124 cemeteries and three funeral homes. In March 1999, these properties were sold for gross proceeds of $149,769,000, before purchase price adjustments and transaction costs. In June 1999, the Company recorded an additional pre-tax asset impairment provision of $15,112,000 applicable to other properties identified in December 1998.

    The asset impairment provisions noted above are based on management estimates and, as a result, actual results could differ significantly from these estimates. In addition, due to the bankruptcy proceedings, other properties, although not specifically identified, could be sold.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 13.  COMMITMENTS AND CONTINGENCIES

    (a) KEY EMPLOYEE RETENTION PLAN

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan ("KERP") a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process. The KERP is comprised of four separate components: a Retention Incentive Plan, a Performance Incentive Plan, a Confirmation Incentive Plan and a Severance Plan. The KERP supercedes previous employee arrangements, including the Executive Severance Arrangements. Pre-tax costs incurred in 1999 under the KERP amounted to $3,998,000. The maximum amount which could be incurred under the Retention Incentive Plan, the Performance Incentive Plan and the Confirmation Incentive Plan has been estimated at approximately $24,521,000.

    (b) LEASES

    The Company is committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2000........................................................     $ 9,656
2001........................................................       8,541
2002........................................................       7,860
2003........................................................       6,466
2004........................................................       5,665
Thereafter..................................................      35,248

    Total expense incurred under these operating leases for the year ended December 31, 1999 was $15,998,000, (1998 -- $13,462,000), (1997 -- $15,258,000).

    (c) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. During 1999, the Company suspended payments applicable to the agreements which the Company has elected to reject (see
Note 3). The agreements for

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED) which payments have not been suspended will result in future payments in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2000........................................................     $ 9,945
2001........................................................       7,498
2002........................................................       6,950
2003........................................................       5,845
2004........................................................       5,130
Thereafter..................................................      14,229

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

    (e) CONTINGENCY RELATED TO POTENTIAL PURCHASE OF INVESTMENTS

    The Company has identified and accrued for contingent losses arising from the potential exercise of the Put/Call Agreements in connection with its investments in Prime and Rose Hills (see Note 5).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 14.  RETIREMENT PLANS

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

    The total expense for the retirement plan for the three years ended December 31, 1999 was $1,912,000, $2,622,000 and $2,356,000 respectively.

NOTE 15.  INCOME TAXES

    (a) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                 %          %          %
Combined United States federal and state income tax rate....   (40.0)     (40.0)     (40.0)
Non-deductible amortization and write down of goodwill
  arising from acquisitions.................................     4.7        0.8        3.9
Non-deductible restructuring and other charges..............     1.4        0.1        0.6
Change in valuation allowance on future tax assets..........    22.0       15.5        7.8
Other.......................................................     3.1        1.9        5.2
                                                               -----      -----      -----
                                                                (8.8)     (21.7)     (22.5)
                                                               =====      =====      =====

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 15.  INCOME TAXES (CONTINUED)

    (b) FUTURE TAX ASSETS AND LIABILITIES

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Future tax liabilities:
  Long-term receivables.....................................  $  91,633   $  62,563
  Cemetery property.........................................    193,543     303,145
  Property and equipment....................................     56,251      54,149
  Names and reputations.....................................         --         633
  Insurance policy liabilities..............................     16,440      18,905
  Other.....................................................     16,722      13,902
                                                              ---------   ---------
  Total future tax liabilities..............................    374,589     453,297
                                                              ---------   ---------
Future tax assets:
  Accounts payable and accrued liabilities..................     13,303      16,206
  Cemetery long-term liabilities............................     39,759      34,649
  Legal settlements.........................................     14,454      15,517
  Insurance assets..........................................     13,500      15,149
  Names and reputations.....................................     16,767          --
  Interest..................................................    173,068     150,614
  Unrealized losses on investments in Prime and
    Rose Hills..............................................    113,165     101,842
  Deferred costs related to pre-arranged funeral services...      7,417      14,813
  Operating and capital loss carryforwards..................     87,376      41,795
  Other.....................................................     24,357       9,032
                                                              ---------   ---------
  Total future tax assets before valuation allowance........    503,166     399,617
  Valuation allowance.......................................   (249,975)   (137,603)
                                                              ---------   ---------
  Total future tax assets after valuation allowance.........    253,191     262,014
                                                              ---------   ---------
  Net future tax liabilities................................  $ 121,398   $ 191,283
                                                              =========   =========

    Although realization of the Company's future tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets after consideration of the valuation allowance. It is reasonably possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income or loss. During the year ended December 31, 1999, the Company increased its valuation allowance by approximately $112,372,000 (1998 -- $126,185,000).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 16.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................  $ (21,010)  $  20,279   $   8,945
    Other...................................................    (45,464)         --          --
  Inventories...............................................       (287)        565        (689)
  Prepaid expenses..........................................     (3,578)      1,771       1,627
  Amounts receivable from cemetery merchandise trusts.......    (92,644)    (98,114)    (89,893)
  Installment contracts, net of allowances..................    (37,078)   (119,759)   (143,599)
  Cemetery property.........................................     (4,934)    (47,286)    (31,045)
  Other assets..............................................     (2,332)    (19,327)    (49,135)

Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................     18,964       9,684      40,232
  Other liabilities.........................................     10,525       8,597      10,900
  Cemetery long-term liabilities............................     11,239     (15,448)     19,261
  Insurance policy liabilities..............................     17,287      22,935       5,786

Other changes in non-cash balances..........................      9,634      12,946      (1,914)
                                                              ---------   ---------   ---------
                                                              $(139,678)  $(223,157)  $(229,524)
                                                              =========   =========   =========
Supplemental information:
  Interest paid.............................................  $  73,333   $ 160,012   $  88,796
  Taxes paid................................................      2,442          80      33,067
  Bad debt expense..........................................      8,003      13,430      11,406

Non-cash investing and financing activities:
  Non-cash debt and share consideration on acquisitions.....  $      --   $  21,623   $  58,068
  Note receivable from sale of subsidiary...................         --          --      15,725
  Exchange of common and preferred shares of Prime and Rose
    Hills for shares of 4103 Investments....................         --          --     138,255
  Increase in loans and advances from affiliates in
    consideration for share issuances.......................         --      38,544     185,250

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
Receivables, net of allowances:
  Trade accounts............................................  $  29,011   $   46,593
  Allowance for doubtful accounts...........................     (9,684)     (14,150)
  Other.....................................................     35,671       28,458
  Installment contracts.....................................     70,453       50,001
  Unearned finance income...................................     (5,631)      (7,884)
  Allowance for contract cancellations and refunds..........     (7,567)      (6,434)
                                                              ---------   ----------
                                                              $ 112,253   $   96,584
                                                              =========   ==========
Long-term receivables, net of allowances:
  Notes receivable..........................................  $   8,433   $   11,942
  Amounts receivable from cemetery merchandise trusts.......    411,620      409,907
  Installment contracts.....................................     83,507      116,973
  Unearned finance income...................................    (13,701)     (19,147)
  Allowance for contract cancellations and refunds..........    (15,713)     (15,380)
                                                              ---------   ----------
                                                              $ 474,146   $  504,295
                                                              =========   ==========
Cemetery property:
  Developed land and lawn crypts............................  $ 168,789   $  206,743
  Undeveloped land..........................................    661,854      889,257
  Mausoleums................................................     83,667      130,358
                                                              ---------   ----------
                                                              $ 914,310   $1,226,358
                                                              =========   ==========
Property and equipment:
  Land......................................................  $ 147,535   $  145,674
  Buildings and improvements................................    477,231      479,097
  Automobiles...............................................     84,229       69,346
  Furniture, fixtures and equipment.........................    120,744      132,775
  Computer hardware and software............................     22,609       26,510
  Leasehold improvements....................................     15,501       13,818
  Accumulated depreciation and amortization.................   (188,763)    (154,225)
                                                              ---------   ----------
                                                              $ 679,086   $  712,995
                                                              =========   ==========
Names and reputations:
  Names and reputations.....................................  $ 701,707   $  698,009
  Covenants not to compete..................................     81,753       81,070
  Accumulated amortization..................................   (202,484)    (100,503)
                                                              ---------   ----------
                                                              $ 580,976   $  678,576
                                                              =========   ==========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
Other assets:
  Deferred debt issue costs.................................  $   3,035   $   21,137
  Deferred direct obtaining costs...........................     99,716       97,254
  Cemetery management contracts.............................     12,614       13,413
  Other.....................................................      8,253       19,512
                                                              ---------   ----------
                                                              $ 123,618   $  151,316
                                                              =========   ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $  25,849   $   38,852
  Interest..................................................      3,791       34,727
  Insurance, property and business taxes....................      4,565        5,593
  Other.....................................................     52,835       71,240
                                                              ---------   ----------
                                                              $  87,040   $  150,412
                                                              =========   ==========
Other liabilities:
  Cemetery long-term liabilities............................  $ 172,935   $  202,267
  Accrual for contingent loss (see Note 5)..................    206,979      155,338
  Covenants not to compete..................................     18,695       20,540
  Regional partnership liabilities..........................      9,265        9,836
  Participants' deposits in MEIP............................         --        5,120
  Other.....................................................     24,871       21,218
                                                              ---------   ----------
                                                              $ 432,745   $  414,319
                                                              =========   ==========

NOTE 18.  SEGMENTED INFORMATION

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance.

    The funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium. In addition to providing at-need funeral services, the Company also provides pre-arranged funeral services to it customers.

    The cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services. The majority of cemetery revenue is from pre-need sales.

    The insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services. The funeral home companies sell insurance contracts on behalf of the Company's

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 18.  SEGMENTED INFORMATION (CONTINUED)
insurance operations for which they receive commission revenue. In 1999, the inter-company commissions amounted to $4,554,000 and were eliminated in the Company's consolidated financial statements (1998 -- $3,717,000, 1997 -- nil).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                         FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
                                        ----------   ----------   ---------   --------   ------------
Revenue earned from external sales:
  1999................................  $  537,062   $  314,534   $ 94,101    $     --    $  945,697
  1998................................     559,217      416,823     96,516          --     1,072,556
  1997................................     536,926      408,196     89,977          --     1,035,099
Earnings (loss) from operations:
  1999................................  $   41,811   $ (246,510)  $ 20,343    $(67,100)   $ (251,456)
  1998................................     113,608     (262,366)    16,472     (84,802)     (217,088)
  1997................................     126,865       70,709     16,508     (93,460)      120,622
Investment revenue (included in
  earnings (loss) from operations):
  1999................................  $    1,491   $   42,778   $ 19,450    $    720    $   64,439
  1998................................       3,197       33,602     21,351       1,590        59,740
  1997................................       5,354       28,647     23,518         275        57,794
Depreciation and amortization:
  1999................................  $   54,499   $   10,604   $     31    $  5,631    $   70,765
  1998................................      56,146       10,668         31       9,380        76,225
  1997................................      45,531        7,391         36       3,400        56,358
Total assets:
  1999................................  $1,700,601   $1,576,398   $290,398    $ 83,940    $3,651,337
  1998................................   1,790,679    1,923,540    276,098     150,197     4,140,514
  1997................................   1,734,321    1,850,223    331,754     294,049     4,210,347
Capital expenditures:
  1999................................  $   18,461   $   23,567   $    190    $  1,204    $   43,422
  1998................................      64,845       25,574        420       3,448        94,287
  1997................................      83,381       52,893        208       6,807       143,289

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 18.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $(184,356)  $(132,286)  $214,082
Other expenses of operations:
  General and administrative expenses.......................    (61,469)    (74,846)   (58,252)
  Restructuring costs.......................................         --          --    (30,922)
  Depreciation and amortization.............................     (5,631)     (9,380)    (3,400)
  Other.....................................................         --        (576)      (886)
                                                              ---------   ---------   --------
Total earnings (loss) from operations.......................  $(251,456)  $(217,088)  $120,622
                                                              =========   =========   ========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Total assets of funeral, cemetery and insurance
  segments...............................................  $3,567,397   $3,990,317   $3,916,298
"Other" assets includes:
  Cash...................................................      12,313       52,007        1,884
  Receivables............................................      14,788       16,233       41,359
  Prepaid expenses.......................................       5,960        2,362        1,472
  Long-term receivables, net of allowances...............       5,397        7,696        3,957
  Investments............................................      29,299       30,245      184,723
  Property and equipment.................................       7,725       13,338       19,240
  Names and reputations..................................       3,548        4,358        4,766
  Deferred debt issue costs..............................       3,035       21,137       29,201
  Other..................................................       1,875        2,821        7,447
                                                           ----------   ----------   ----------
                                                               83,940      150,197      294,049
                                                           ----------   ----------   ----------
                                                           $3,651,337   $4,140,514   $4,210,347
                                                           ==========   ==========   ==========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 19.  RELATED PARTY TRANSACTIONS

    During 1999, the Company entered into agreements, through a series of transactions, to sell cemetery installment contract receivables to an affiliate of the Company for $59,804,000 (1998 -- $112,861,000, 1997 -- $185,179,000)
resulting in a loss of $4,938,000, (1998 -- $11,189,000, 1997 -- $22,066,000),
and funeral home contract receivables for $29,605,000 (1998 -- $23,674,000, 1997 -- nil) resulting in a loss of $2,378,000 (1998 -- $1,903,000,
1997 -- nil).

    For the year ended December 31, 1999, the Company paid management fees to the Parent Company of $32,426,000 (1998 -- $23,264,000; 1997 -- $18,961,000).

    During the year ended December 31, 1997, the Company paid approximately $10,800,000 for insurance and other services to a related company. There were no such expenditures in 1998 or 1999.

    As part of the acquisition of Osiris Holding Corporation ("Osiris") in 1995, the Company recorded a liability for the present value of contingent payments. The contingent payments were due over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. In 1999, the two officers of the Company entered into an agreement with the Company to purchase 124 cemeteries and three funeral homes and ended their association with the Company. The balance of the contingent payments, which was $14,947,000 at December 31, 1998, was paid out of the proceeds of the sale in 1999 (see
Note 12).

    In addition, as part of the acquisition of Shipper Management ("Shipper") in 1996, the Company recorded a liability for the present value of contingent payments. The contingent payments were payable through 2001, to the former shareholders of Shipper, one of whom was an officer of the Company. In 1999, the remaining balance of $4,838,000 became subject to compromise under the bankruptcy.

    At December 31, 1999, current and former officers, directors and employees of the Company were indebted to the Company for approximately $10,898,000 (1998 -- $10,400,000). As at December 31, an allowance of $7,952,000 has been recorded against those amounts for former officers and employees
(1998 -- $3,261,000).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These principles differ in the following material respects from those in the United States as summarized below:

    (a) EARNINGS (LOSS)

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Net loss in accordance with Canadian GAAP...................  $(465,797)  $(635,912)  $(78,750)
Less effects of differences in accounting for:
  Provision for asset impairment (c)........................    (52,900)         --         --
  Factoring transactions (d)................................     (4,392)        604     12,314
  Insurance operations (e)..................................     (3,436)      2,833      1,701
  Cost of start-up activities (f)...........................        404       2,302         --
                                                              ---------   ---------   --------
Net loss before cumulative effect of a change in
  accounting principle......................................   (526,121)   (630,173)   (64,735)

Cumulative effect of adopting SOP 98-5 as of
  January 1, 1998 (f).......................................         --      (3,940)        --
                                                              ---------   ---------   --------
Net loss in accordance with U.S. GAAP.......................   (526,121)   (634,113)   (64,735)

Other comprehensive income:
  Foreign currency translations.............................     (1,949)     (7,968)        --
Unrealized gains (losses) on securities:
  Unrealized holding gains arising during the period, net of deferred tax recovery (expense) of $5,157, $(8,354), and
    $(5,992), respectively..................................     (8,066)     10,211      7,323
  Less: reclassification adjustment for gains included in
    net earnings............................................     (2,905)     (8,486)    (3,044)
                                                              ---------   ---------   --------
Comprehensive loss in accordance with U.S. GAAP.............  $(539,041)  $(640,356)  $(60,456)
                                                              =========   =========   ========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that materially differ from those reported under Canadian GAAP are as follows:

                                                  DECEMBER 31, 1999             DECEMBER 31, 1998
                                             ---------------------------   ---------------------------
                                              CANADIAN     UNITED STATES    CANADIAN     UNITED STATES
                                                GAAP           GAAP           GAAP           GAAP
                                             -----------   -------------   -----------   -------------
Assets
  Receivables, net of allowances...........  $   112,253    $  183,598     $    96,584    $   182,171
  Long-term receivables, net of
    allowances.............................      474,146       576,146         504,295        651,858
  Cemetery property........................      914,310       842,349       1,226,358      1,226,358
  Names and reputations....................      580,976       586,416         678,576        678,576
  Insurance invested assets................      281,423       263,960         266,661        270,809
  Other assets.............................      123,618       151,209         151,316        176,984

Liabilities and Shareholders' Equity
  (Deficiency)
  Loans and advances from affiliates,
    current portion........................           --        64,707         227,841        288,824
  Loans and advances from affiliates.......           --        82,324         784,369        926,666
  Other liabilities........................      432,745       430,110         414,319        409,392
  Insurance policy liabilities.............      184,207       217,915         166,920        196,230
  Future income tax liabilities............      121,398       109,731         191,283        205,275
  Share capital............................      554,289       555,963         526,058        527,732
  Deficit..................................   (1,288,969)   (1,336,595)       (823,172)      (810,472)
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities
      available for sale, net of tax.......           --        (4,034)             --          6,937

    (c) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for U.S. GAAP purposes.

    FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for recoverability should include an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the estimated expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment provision should be recognized. Measurement of an impairment provision for long-lived assets should be based on the fair value of the asset.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    Under Canadian GAAP the pre-tax asset impairment provision of $350,643,000 in 1999 was determined on the basis of undiscounted cash flows. The incremental effects resulting from the application of FAS 121 for U.S. GAAP purposes in 1999 was an additional pre-tax asset impairment provision of $67,022,000
(1998 -- nil).

    (d) SALES OF RECEIVABLES

    The Company adopted Financial Accounting Standard No. 125 ("FAS 125"), "Accounting for Transfers and Servicing of Financial Assets", for transfers of financial assets after December 31, 1996. Under FAS 125, the Company does not recognize the sales of receivables until the transferred receivables are put beyond the reach of the Company's creditors. The Company's cemetery installment contract receivables have been sold to an affiliate whose capital stock is pledged as collateral for the benefit of the Company's senior lenders, see
Note 3. Accordingly, for U.S. GAAP purposes, the Company continues to carry the transferred receivables on its financial statements, the proceeds from the sales of receivables have been reflected in loans and advances from affiliates and the related losses are deferred and recognized as interest expense over the life of the loan.

    (e) INSURANCE OPERATIONS

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

    INSURANCE POLICY LIABILITIES

    Insurance policy liabilities, which represent liabilities for future policy benefits, are accounted for under U.S. GAAP using the net level premium method which involves different actuarial assumptions and methodologies than the policy premium method used for Canadian GAAP. In addition, under Canadian GAAP, all actuarial assumptions are re-evaluated on a periodic basis, resulting in adjustments to insurance policy liabilities and insurance costs and expenses. Under U.S. GAAP, assumptions established at the time a policy is written are locked in and only revised if it is determined that future experience will worsen from that previously assumed.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (f) REPORTING ON THE COSTS OF START-UP ACTIVITIES

    The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") on April 3, 1998, to be effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that the costs of start-up activities, including organization costs, should be expensed as incurred. The Company elected early adoption of SOP 98-5 to be effective for the year ended December 31, 1998, for U.S. GAAP purposes. Pursuant to SOP 98-5, in 1998 the Company wrote off the unamortized costs of start-up activities, which are contained in "Other assets," as a change in accounting principle.

    SOP 98-5 was adopted in the fourth quarter of 1998, and was effective January 1, 1998. The effect on 1998 net loss would be a decrease of $3,940,000 resulting from the cumulative effect of the adoption of SOP 98-5.

    (g) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under U.S. GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $25,859,000 at December 31, 1999 (1998 -- $30,582,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 1999 and 1998, the Company had no securities classified as trading. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $625,596,000 at December 31, 1999 (1998 -- $619,913,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of stockholders' equity. Unrealized holding gains and losses related to trading investments, after deducting amounts allocable to income taxes, are reflected in earnings.

    (h) ACCOUNTING FOR JOINT VENTURE

    Beginning in November 1998, the Company proportionately consolidates, for Canadian GAAP purposes, its investment in 4103 Investments, which is a joint venture. Under U.S. GAAP, the investment in 4103 Investments is recorded under the equity method.

    (i) STOCK-BASED COMPENSATION

    The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", for U.S. GAAP purposes.

    The Company continues to record compensation expense for U.S. GAAP purposes following the intrinsic value principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in any of the three years ending December 31,

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 20.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
1999. Had compensation cost been determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123, net loss before cumulative effect of change in accounting principle under U.S. GAAP would have been $527,968,000 for the year ended December 31, 1999 (1998 -- $632,306,000, 1997 -- $67,491,000).

    For these purposes, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. There were no grants in 1999. The following weighted average assumptions for prior years are: dividend yield (1998 -- nil%, 1997 -- 0.5%), expected volatility (1998 -- 29%, 1997 -- 24%), United States risk-free interest rates (1998 -- 5.11%,
1997 -- 5.89%) and expected average option term (1998 -- 3.4 years, 1997 -- 4.6 years). The weighted average fair value of the options granted per option in 1998 was $6.41 (1997 -- $8.92).

    (j) ADVERTISING COSTS

    Advertising costs were $13,546,000 for the year ended December 31, 1999 (1998 -- $8,796,000, 1997 -- $7,896,000).

    (k) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's consolidated financial statements.

    In December 1999, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The application of SAB 101 to industry and Company revenue recognition policies is unclear. If it is determined that SAB 101 modifies or amends revenue recognition policies followed by the industry and previously accepted by the SEC, the adjustments would be recorded in the Company's consolidated financial statements for the first quarter of 2000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 21.  SUMMARIZED CHAPTER 11 FINANCIAL INFORMATION

    Summarized financial data for the companies under creditor protection of Chapter 11 and CCAA are presented as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Income statement information:
  Revenue...................................................     $  719,375
  Gross margin..............................................        212,795
  Loss from operations......................................       (227,210)
  Net loss..................................................       (421,263)

                                                              DECEMBER 31, 1999
                                                              -----------------
Balance sheet information:
  Current assets............................................     $  150,911
  Net investment in subsidiaries not under creditor
    protection (a)..........................................        484,128
  Non-current assets........................................      2,705,667
                                                                 ----------
Total assets................................................      3,340,706

Liabilities not subject to compromise:
  Current liabilities.......................................         88,811
  Non-current liabilities...................................        880,502
Liabilities subject to compromise:
  Loans from affiliated companies...........................      1,015,163
  Debt and other liabilities................................      2,100,827
                                                                 ----------
Total liabilities...........................................      4,085,303

Shareholders' deficiency....................................       (744,597)

------------------------

(a) Net investments in subsidiaries not under creditor protection of Chapter 11 and CCAA include the net assets of legal subsidiaries, as well as the net assets of cemetery operations legally owned by third parties. The net assets of the third parties are included in the Company's consolidated financial statements since the Company has the economic risks and rewards of ownership of the underlying operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In accordance with General Instruction G(3), the information required by
Item 10 (with the exception of certain information pertaining to executive officers and directors, which is included in Part I hereof) has been omitted from this report and will be filed by amendment.

ITEM 11.  EXECUTIVE COMPENSATION.

    In accordance with General Instruction G(3), the information required by
Item 11 has been omitted from this report and will be filed by amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    In accordance with General Instruction G(3), the information required by
Item 12 has been omitted from this report and will be filed by amendment.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In accordance with General Instruction G(3), the information required by
Item 13 has been omitted from this report and will be filed by amendment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS

       THE LOEWEN GROUP INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 1999, 1998 and 1997

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

           Supplementary Data: Quarterly Financial Data (unaudited)

       LOEWEN GROUP INTERNATIONAL, INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1999, 1998 and 1997

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

       Schedule II--Valuation and Qualifying Accounts

    (3) EXHIBITS

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
                3                CHARTER DOCUMENTS

                3.1              Certificate of Incorporation of The Loewen Group Inc.
                                   ("Loewen") issued by the British Columbia Registrar of
                                   Companies ("Registrar") on October 30, 1985(1)

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

                4.1.2            Second Amendment, dated for reference May 15, 1996, to Note
                                   Agreement, dated for reference September 1, 1993, among
                                   Loewen, LGII and institutions named therein, re Series D
                                   Notes(4)

                4.1.3            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party(5)

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

                4.3.3            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

                4.4              Guaranty Agreement by Loewen re Series E Notes, dated for
                                   reference February 1, 1994(1)

                4.5.1            Amended and Restated 1994 MEIP Credit Agreement, dated as of
                                   June 14, 1994, amended and restated as of May 15, 1996
                                   (the "MEIP Credit Agreement"), by and between Loewen
                                   Management Investment Corporation, in its capacity as
                                   agent for LGII ("LMIC"), Loewen and the banks listed
                                   therein (the "MEIP Banks") and Wachovia Bank of Georgia,
                                   N.A., as agent for the MEIP Banks ("MEIP Agent")(6)

                4.5.2            First Amendment to the MEIP Credit Agreement, dated as of
                                   December 2, 1996(7)

                4.5.3            Second Amendment to the MEIP Credit Agreement, dated as of
                                   April 30, 1997(7)

                4.5.4            Third Amendment to the MEIP Credit Agreement, dated as of
                                   May 21, 1997(8)

                4.5.5            Fourth Amendment to the MEIP Credit Agreement, dated as of
                                   September 29, 1997(8)

                4.5.6            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

                4.10             Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee with respect to 9.45% Junior
                                   Subordinated Debentures, Series A, due 2024, issued by
                                   LGII and guaranteed by Loewen(9)

                4.11             MIPS Guarantee Agreement, dated August 15, 1994(9)

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

                4.13             Form of Senior Guarantee of LGII's Series 1 and 2 Notes
                                   (included in Exhibit 4.12)

                4.14             Form of Global Series 1 and 2 Exchange Notes of LGII(4)

                4.15             Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

                4.16             Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
                                   Notes (included in Exhibits 4.14 and 4.15)

                4.17.1           Amended and Restated Credit Agreement, dated as of March 27,
                                   1998 ("BMO Credit Agreement"), among LGII, as borrower,
                                   Loewen, as a guarantor, the lenders named therein, as the
                                   lenders, Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and
                                   administrative and syndication agent(8)

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

                4.20             Form of Senior Guarantee of LGII's Series 3 and 4 Notes
                                   (included in Exhibit 4.19)

                4.21             Form of Global Series 3 and 4 Exchange Notes of LGII(10)

                4.22             Form of Physical Series 3 and 4 Exchange Notes of LGII(10)

                4.23             Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
                                   Notes (included in Exhibits 4.21 and 4.22)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
                4.24             Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of
                                   Bank of Montreal, as trustee, with respect to the Series 5
                                   Guaranteed Notes(11)

                4.25             Form of Series 5 Guaranteed Notes of LGII(11)

                4.26             Form of Loewen Guarantee of LGII's Series 5 Notes(11)

                4.27             Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee, with respect to the Series 5
                                   Senior Guaranteed Notes due 2009(11)

                4.28             Form of Global "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(11)

                4.29             Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(11)

                4.30             Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
                                   Notes due 2009(11)

                4.31             Shareholder Protection Rights Plan, dated as of April 20,
                                   1990, as amended on May 24, 1990 and April 7, 1994 and
                                   reconfirmed on May 17, 1995(1)

                4.32             Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating
                                   to the Debt Securities that may be issued pursuant to
                                   Registration Statement No. 333-29443(12)

                4.33             Indenture dated as of May 28, 1998, between LGII, as issuer,
                                   Loewen, as guarantor, and State Street Bank and Trust
                                   Company, as trustee, with respect to the Series 6 and 7
                                   Notes(13)

                4.34             Form of Senior Guarantee of Series 6 and 7 Notes of LGII
                                   (included in Exhibit 4.33)

                4.35             Form of Global Series 6 and 7 Exchange Notes of LGII(14)

                4.36             Form of Physical Series 6 and 7 Exchange Notes of LGII(14)

                4.37             Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
                                   Notes (included in Exhibits 4.35 and 4.36)

                4.38.1           Debtor-In-Possession Credit Agreement, dated as of June 1,
                                   1999 (the "DIP Agreement"), by and among LGII, as debtor
                                   and debtor-in-possession, each of LGII's subsidiaries
                                   listed on the signature pages thereof, each as debtor and
                                   debtor-in-possession, Loewen, the Lenders named therein,
                                   as the initial Lenders, and First Union National Bank, as
                                   the L/C Issuer and as the Administrative Agent for the
                                   Lenders(15)

                4.38.2           First Amendment to the DIP Agreement, dated as of July 16,
                                   1999(15)

                4.38.3           Second Amendment to the DIP Agreement, dated as of
                                   August 25, 1999

                4.38.4           Third Amendment to the DIP Agreement, dated as of October
                                   21, 1999

                4.38.5           Fourth Amendment to the DIP Agreement, dated as of
                                   December 21, 1999

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

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

               10.2              Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                                   subdivide the Series C Shares(3)

              *10.3              Form of Indemnification Agreement with Outside Directors(16)

              *10.4              Form of Indemnification Agreement with Officers(16)

              *10.5.1            The Loewen Group Inc. Corporate Incentive Plan

              *10.5.2            The Loewen Group Inc. Operations Incentive Plan

              *10.5.3            The Loewen Group Inc. Basic Employee Severance Plan

              *10.5.4            The Loewen Group Inc. Executive and Other Specified Employee
                                   Severance Plan

              *10.5.5            The Loewen Group Inc. Confirmation Incentive Plan

              *10.5.6            The Loewen Group Inc. Retention Incentive Plan

              *10.5.7            Form of Employment and Release Agreement for Corporate and
                                   Country Management

              *10.5.8            Form of Employment and Release Agreement for Employees Other
                                   Than Corporate and Country Management

              *10.6              1994 Management Equity Investment Plan (the "MEIP")(16)

              *10.7              Form of Executive Agreement executed by participants in the
                                   MEIP(9)

              *10.8              1994 Outside Director Compensation Plan, as restated and
                                   amended as at January 9, 1997, and further amended as at
                                   June 25, 1998(5)

              *10.9              Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(5)

              *10.10             Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(5)

              *10.11             Form of Stay Put Bonus Plan Letters, dated February 26,
                                   1999(5)

              *10.12             Employment Agreement, dated April 12, 1991, by and between
                                   Loewen and Dwight Hawes(1)

              *10.13             Consulting Agreement, dated July 18, 1994, by and between
                                   Loewen and Charles B. Loewen, LGII, and Corporate Services
                                   International Inc.(1)

              *10.14             Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert O. Wienke(6)

              *10.15             Employment Agreement, dated October 31, 1997, by and between
                                   Loewen and Michael G. Weedon(8)

              *10.16             Employment Agreement, dated January 30, 1998, by and between
                                   Loewen and Brad Stam(8)

              *10.17             Employment Agreement, dated October 26, 1998, by and between
                                   Loewen and Peter S. Hyndman(5)

              *10.18.1           Employment Agreement, dated November 30, 1998, by and
                                   between Loewen and Robert Lundgren(5)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
              *10.18.2           Indemnification Agreement, dated February 3, 1999, by and
                                   between Loewen and Robert Lundgren(5)

               11                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

               21                SUBSIDIARIES OF LOEWEN

               23                CONSENTS OF EXPERTS

               23.1              Consent of KPMG LLP

               24                POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS
                                   REPORT)

               27                FINANCIAL DATA SCHEDULE

               99                ADDITIONAL EXHIBITS

               99.1              Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or
                                   entities listed on the signature pages thereof, Loewen and
                                   Blackhawk Acquisition Corp.(17)

               99.2              Put/Call Agreement, dated as of August 26, 1996, by and
                                   among Blackstone, Blackstone Offshore Capital Partners II
                                   L.P. ("Blackstone Offshore"), Blackstone Family Investment
                                   Partnership II L.P. ("Blackstone Family"), PSI Management
                                   Direct L.P. ("PSI"), LGII and Loewen(18)

               99.3              Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime
                                   Succession Holdings, Inc.), Blackstone, Blackstone
                                   Offshore, Blackstone Family, PSI and LGII(17)

               99.4              Subscription Agreement, dated as of November 19, 1996, by
                                   and among Rose Hills Holdings Corp. ("Rose Hills"),
                                   Blackstone, Blackstone Rose Hills Offshore Capital
                                   Partners L.P. ("Blackstone Rose Hills"), Blackstone
                                   Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI
                                   Management Direct, L.P. ("RHI")(19)

               99.5              Put/Call Agreement, dated as of November 19, 1996, by and
                                   among Blackstone, Blackstone Offshore, Blackstone Family,
                                   Blackstone Rose Hills, LGII, RDI, Loewen and RHI(19)

               99.6              Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
                                   Blackstone Family, RDI, LGII and RHI(19)

               99.7              Form of Letter of Transmittal(20)

               99.8              Form of Notice of Guaranteed Delivery(20)

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

 (10)Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

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

    (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K were filed by Loewen during the last quarter of fiscal 1999:

        FILING DATE                 ITEM NUMBER            DESCRIPTION
        -----------                 -----------            -----------
        November 2, 1999 (dated     Item 5. Other Events   Press release announcing third
        November 1, 1999)                                  quarter financial results

        November 17, 1999 (dated    Item 5. Other Events   Press release announcing that
        November 16, 1999)                                 Loewen's current waivers for
                                                           non-compliance with certain
                                                           financial covenants in its
                                                           $200 million debtors-in-possession
                                                           financing have expired

        November 26, 1999 (dated    Item 5. Other Events   Press release announcing the
        November 17, 1999)                                 appointment of Gordon D. Orlikow as
                                                           Senior Vice President of Human
                                                           Resources

        December 2, 1999 (dated     Item 5. Other Events   Press release announcing the
        December 1, 1999)                                  resignation of Robert Lundgren, and
                                                           the election of Paul Houston, as
                                                           Loewen's President and Chief
                                                           Executive Officer

        December 16, 1999 (dated    Item 5. Other Events   Press release announcing Loewen's
        December 15, 1999)                                 intention to apply to the courts for
                                                           approval for the disposition of up
                                                           to 201 funeral homes and
                                                           170 cemeteries in the United States

    (d) Financial statements of Loewen Group International, Inc. ("LGII") are included in this Annual Report on Form 10-K because the outstanding shares of LGII constitute a "substantial portion" of the collateral (within the meaning of Securities and Exchange Commission Rule 3-10 under Regulation S-X) that secures the Series 1 through 4 Notes and Series 6 and 7 Notes that were issued by LGII and guaranteed by Loewen.

                             THE LOEWEN GROUP INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1999

                         (IN THOUSANDS OF U.S. DOLLARS)

                                       BALANCE AT    CHARGED TO   CHARGED TO
                                      BEGINNING OF   COSTS AND      OTHER                       BALANCE AT
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)   END OF PERIOD
-----------                           ------------   ----------   ----------   -------------   -------------
Current -- Allowance for doubtful
  accounts

Year ended December 31, 1999........     $33,862       $ 8,374     $   335       $ (5,911)        $36,660
Year ended December 31, 1998(2).....      25,481        14,322         519         (6,460)         33,862
Year ended December 31, 1997(2).....      18,616        11,935       1,322         (6,392)         25,481

Current -- Allowance for contract
  cancellations and refunds

Year ended December 31, 1999........     $24,118       $14,281     $(1,327)      $(19,388)        $17,684
Year ended December 31, 1998(2).....       7,388        33,193         541        (17,004)         24,118
Year ended December 31, 1997(2).....       9,100        20,415       1,481        (23,608)          7,388

Allowance for long-term contract
  cancellations and refunds

Year ended December 31, 1999........     $56,892       $33,323     $(3,097)      $(46,457)        $40,661
Year ended December 31, 1998(2).....      20,112        65,669       1,338        (30,227)         56,892
Year ended December 31, 1997(2).....      19,848        26,042       2,372        (28,150)         20,112

------------------------------

(1) Uncollected receivables written off, net of recoveries

(2) The 1998 and 1997 amounts have been reclassified to conform with the presentation adopted in 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE LOEWEN GROUP INC.

Dated: March 15, 2000                                  By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Paul A. Houston and Michael A. Cornelissen, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments (including without limitation post-effective amendments) to this report necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in this report as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2000              /s/ PAUL A. HOUSTON
                                   -------------------------------------------------
                                   Paul A. Houston
                                   President, Chief Executive Officer and Director
                                   (Principal Executive Officer)

Dated: March 15, 2000              /s/ MICHAEL A. CORNELISSEN
                                   -------------------------------------------------
                                   Michael A. Cornelissen
                                   Senior Vice-President, Chief Financial Officer
                                   (Principal Financial Officer)

Dated: March 15, 2000              /s/ DWIGHT K. HAWES
                                   -------------------------------------------------
                                   Dwight K. Hawes
                                   Senior Vice-President, Corporate Controller
                                   (Principal Accounting Officer)

Dated: March 15, 2000              /s/ JOHN S. LACEY
                                   -------------------------------------------------
                                   John S. Lacey
                                   Chairman of the Board

Dated: March 15, 2000              /s/ CHARLES B. LOEWEN
                                   -------------------------------------------------
                                   Charles B. Loewen
                                   Director

Dated: March 15, 2000              /s/ JAMES D. MCLENNAN
                                   -------------------------------------------------
                                   James D. McLennan
                                   Director

Dated: March 15, 2000              /s/ DONNA R. MOORE
                                   -------------------------------------------------
                                   Donna R. Moore
                                   Director

Dated: March 15, 2000              /s/ WILLIAM R. RIEDL
                                   -------------------------------------------------
                                   William R. Riedl
                                   Director

Dated: March 15, 2000              /s/ JOHN N. TURNER
                                   -------------------------------------------------
                                   The Right Honourable John N. Turner,
                                   P.C., C.C., Q.C.
                                   Director

Dated: March 15, 2000              /s/ JOHN J. WIESNER
                                   -------------------------------------------------
                                   John J. Wiesner
                                   Director

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

    The undersigned is the Registrant's authorized representative in the United States.

Dated: March 15, 2000              /s/ DONALD F. DELANEY
                                   -------------------------------------------------
                                   Donald F. Delaney
                                   Vice-President, Corporate Controller

                             INDEX TO EXHIBITS

    (3) EXHIBITS

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
                3                CHARTER DOCUMENTS

                3.1              Certificate of Incorporation of The Loewen Group Inc.
                                   ("Loewen") issued by the British Columbia Registrar of
                                   Companies ("Registrar") on October 30, 1985(1)

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

                4.1.2            Second Amendment, dated for reference May 15, 1996, to Note
                                   Agreement, dated for reference September 1, 1993, among
                                   Loewen, LGII and institutions named therein, re Series D
                                   Notes(4)

                4.1.3            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party(5)

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

                4.3.3            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

                4.4              Guaranty Agreement by Loewen re Series E Notes, dated for
                                   reference February 1, 1994(1)

                4.5.1            Amended and Restated 1994 MEIP Credit Agreement, dated as of
                                   June 14, 1994, amended and restated as of May 15, 1996
                                   (the "MEIP Credit Agreement"), by and between Loewen
                                   Management Investment Corporation, in its capacity as
                                   agent for LGII ("LMIC"), Loewen and the banks listed
                                   therein (the "MEIP Banks") and Wachovia Bank of Georgia,
                                   N.A., as agent for the MEIP Banks ("MEIP Agent")(6)

                4.5.2            First Amendment to the MEIP Credit Agreement, dated as of
                                   December 2, 1996(7)

                4.5.3            Second Amendment to the MEIP Credit Agreement, dated as of
                                   April 30, 1997(7)

                4.5.4            Third Amendment to the MEIP Credit Agreement, dated as of
                                   May 21, 1997(8)

                4.5.5            Fourth Amendment to the MEIP Credit Agreement, dated as of
                                   September 29, 1997(8)

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

                4.10             Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee with respect to 9.45% Junior
                                   Subordinated Debentures, Series A, due 2024, issued by
                                   LGII and guaranteed by Loewen(9)

                4.11             MIPS Guarantee Agreement, dated August 15, 1994(9)

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

                4.13             Form of Senior Guarantee of LGII's Series 1 and 2 Notes
                                   (included in Exhibit 4.12)

                4.14             Form of Global Series 1 and 2 Exchange Notes of LGII(4)

                4.15             Form of Physical Series 1 and 2 Exchange Notes of LGII(4)

                4.16             Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
                                   Notes (included in Exhibits 4.14 and 4.15)

                4.17.1           Amended and Restated Credit Agreement, dated as of March 27,
                                   1998 ("BMO Credit Agreement"), among LGII, as borrower,
                                   Loewen, as a guarantor, the lenders named therein, as the
                                   lenders, Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and
                                   administrative and syndication agent(8)

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

                4.20             Form of Senior Guarantee of LGII's Series 3 and 4 Notes
                                   (included in Exhibit 4.19)

                4.21             Form of Global Series 3 and 4 Exchange Notes of LGII(10)

                4.22             Form of Physical Series 3 and 4 Exchange Notes of LGII(10)

                4.23             Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
                                   Notes (included in Exhibits 4.21 and 4.22)

                4.24             Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of
                                   Bank of Montreal, as trustee, with respect to the Series 5
                                   Guaranteed Notes(11)

                4.25             Form of Series 5 Guaranteed Notes of LGII(11)

                4.26             Form of Loewen Guarantee of LGII's Series 5 Notes(11)

                4.27             Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee, with respect to the Series 5
                                   Senior Guaranteed Notes due 2009(11)

                4.28             Form of Global "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(11)

                4.29             Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(11)

                4.30             Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
                                   Notes due 2009(11)

                4.31             Shareholder Protection Rights Plan, dated as of April 20,
                                   1990, as amended on May 24, 1990 and April 7, 1994 and
                                   reconfirmed on May 17, 1995(1)

                4.32             Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating
                                   to the Debt Securities that may be issued pursuant to
                                   Registration Statement No. 333-29443(12)

                4.33             Indenture dated as of May 28, 1998, between LGII, as issuer,
                                   Loewen, as guarantor, and State Street Bank and Trust
                                   Company, as trustee, with respect to the Series 6 and 7
                                   Notes(13)

                4.34             Form of Senior Guarantee of Series 6 and 7 Notes of LGII
                                   (included in Exhibit 4.33)

                4.35             Form of Global Series 6 and 7 Exchange Notes of LGII(14)

                4.36             Form of Physical Series 6 and 7 Exchange Notes of LGII(14)

                4.37             Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
                                   Notes (included in Exhibits 4.35 and 4.36)

                4.38.1           Debtor-In-Possession Credit Agreement, dated as of June 1,
                                   1999 (the "DIP Agreement"), by and among LGII, as debtor
                                   and debtor-in-possession, each of LGII's subsidiaries
                                   listed on the signature pages thereof, each as debtor and
                                   debtor-in-possession, Loewen, the Lenders named therein,
                                   as the initial Lenders, and First Union National Bank, as
                                   the L/C Issuer and as the Administrative Agent for the
                                   Lenders(15)

                4.38.2           First Amendment to the DIP Agreement, dated as of July 16,
                                   1999(15)

                4.38.3           Second Amendment to the DIP Agreement, dated as of
                                   August 25, 1999

                4.38.4           Third Amendment to the DIP Agreement, dated as of October
                                   21, 1999

                4.38.5           Fourth Amendment to the DIP Agreement, dated as of
                                   December 21, 1999

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

               10.2              Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                                   subdivide the Series C Shares(3)

              *10.3              Form of Indemnification Agreement with Outside Directors(16)

              *10.4              Form of Indemnification Agreement with Officers(16)

              *10.5.1            The Loewen Group Inc. Corporate Incentive Plan

              *10.5.2            The Loewen Group Inc. Operations Incentive Plan

              *10.5.3            The Loewen Group Inc. Basic Employee Severance Plan

              *10.5.4            The Loewen Group Inc. Executive and Other Specified Employee
                                   Severance Plan

              *10.5.5            The Loewen Group Inc. Confirmation Incentive Plan

              *10.5.6            The Loewen Group Inc. Retention Incentive Plan

              *10.5.7            Form of Employment and Release Agreement for Corporate and
                                   Country Management

              *10.5.8            Form of Employment and Release Agreement for Employees Other
                                   Than Corporate and Country Management

              *10.6              1994 Management Equity Investment Plan (the MEIP)(16)

              *10.7              Form of Executive Agreement executed by participants in the
                                   MEIP(9)

              *10.8              1994 Outside Director Compensation Plan, as restated and
                                   amended as at January 9, 1997, and further amended as at
                                   June 25, 1998(5)

              *10.9              Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(5)

              *10.10             Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(5)

              *10.11             Form of Stay Put Bonus Plan Letters, dated February 26,
                                   1999(5)

              *10.12             Employment Agreement, dated April 12, 1991, by and between
                                   Loewen and Dwight Hawes(1)

              *10.13             Consulting Agreement, dated July 18, 1994, by and between
                                   Loewen and Charles B. Loewen, LGII, and Corporate Services
                                   International Inc.(1)

              *10.14             Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert O. Wienke(6)

              *10.15             Employment Agreement, dated October 31, 1997, by and between
                                   Loewen and Michael G. Weedon(8)

              *10.16             Employment Agreement, dated January 30, 1998, by and between
                                   Loewen and Brad Stam(8)

              *10.17             Employment Agreement, dated October 26, 1998, by and between
                                   Loewen and Peter S. Hyndman(5)

              *10.18.1           Employment Agreement, dated November 30, 1998, by and
                                   between Loewen and Robert Lundgren(5)

              *10.18.2           Indemnification Agreement, dated February 3, 1999, by and
                                   between Loewen and Robert Lundgren(5)

               11                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

               21                SUBSIDIARIES OF LOEWEN

               23                CONSENTS OF EXPERTS

               23.1              Consent of KPMG LLP

               24                POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS
                                   REPORT)

               27                FINANCIAL DATA SCHEDULE

               99                ADDITIONAL EXHIBITS

               99.1              Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or
                                   entities listed on the signature pages thereof, Loewen and
                                   Blackhawk Acquisition Corp.(17)

               99.2              Put/Call Agreement, dated as of August 26, 1996, by and
                                   among Blackstone, Blackstone Offshore Capital Partners II
                                   L.P. ("Blackstone Offshore"), Blackstone Family Investment
                                   Partnership II L.P. ("Blackstone Family"), PSI Management
                                   Direct L.P. ("PSI"), LGII and Loewen(18)

               99.3              Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime
                                   Succession Holdings, Inc.), Blackstone, Blackstone
                                   Offshore, Blackstone Family, PSI and LGII(17)

               99.4              Subscription Agreement, dated as of November 19, 1996, by
                                   and among Rose Hills Holdings Corp. ("Rose Hills"),
                                   Blackstone, Blackstone Rose Hills Offshore Capital
                                   Partners L.P. ("Blackstone Rose Hills"), Blackstone
                                   Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI
                                   Management Direct, L.P. ("RHI")(19)

               99.5              Put/Call Agreement, dated as of November 19, 1996, by and
                                   among Blackstone, Blackstone Offshore, Blackstone Family,
                                   Blackstone Rose Hills, LGII, RDI, Loewen and RHI(19)

               99.6              Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
                                   Blackstone Family, RDI, LGII and RHI(19)

               99.7              Form of Letter of Transmittal(20)

               99.8              Form of Notice of Guaranteed Delivery(20)

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