Form 10-K/A
period 1999-12-31
LOEWEN GROUP INC
filed 2000-04-28
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /
                            ------------------------


    The aggregate market value of Common shares held by non-affiliates of the registrant was approximately U.S.$50,011,000 as of March 6, 2000. The number of outstanding Common shares as of March 6, 2000, was 74,145,466.


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

                                PART I


        ITEM
       NUMBER
---------------------

  1.                    BUSINESS....................................................      2

  2.                    PROPERTIES..................................................      5

  3.                    LEGAL PROCEEDINGS...........................................      6

  4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........      9

                        EXECUTIVE OFFICERS OF LOEWEN................................     10

                        DIRECTORS OF LOEWEN.........................................     12

                                           PART II

  5.                    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................     14

                        RECENT ACCOUNTING STANDARDS.................................     15

                        FORWARD-LOOKING AND CAUTIONARY STATEMENTS...................     15

  6.                    SELECTED FINANCIAL DATA.....................................     17

  7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................     20

  7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     28

  8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     30

  9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................    131

                                           PART III

 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    131

 11.                    EXECUTIVE COMPENSATION......................................    136

 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT............................................    149

 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    151

                                           PART IV

 14.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K..................................................    152



    This Form 10-K/A was filed on April 28, 2000 to provide the information required in Part III, Items 10, 11, 12 and 13, and to include the subsequent event with respect to the uncertainty of the secured status of certain of the Company's senior debt as disclosed in Part II, Items 5, 7 and 8.

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


    In April 2000, the Company announced that under the collateral trust agreement among the Company, LGII and their senior lenders (the "Collateral Trust Agreement"), there is uncertainty as to the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1.1 billion. See Note 3 of the Consolidated Financial Statements for additional information regarding the terms of the Subject Debt. Under the Collateral Trust Agreement, senior lenders share certain collateral and guarantees on a pari passu basis. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured.



    The Company was recently advised that Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not entered into the collateral trustee's register or were entered with an incorrect outstanding amount. Under the terms of the Collateral Trust Agreement, these circumstances give rise to uncertainty as to the secured status of the Subject Debt. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt.



    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Consolidated
Financial Statements.


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


    In April 2000, the Company announced that under the Collateral Trust Agreement, there is uncertainty as to the secured status of the Company's
Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1.1 billion. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured.



    The Company was recently advised that Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not entered into the collateral trustee's register or were entered with an incorrect outstanding amount. Under the terms of the Collateral Trust Agreement, these circumstances give rise to uncertainty as to the secured status of the Subject Debt. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt.



    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Consolidated Financial Statements.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility..................        32

  Report of Independent Accountants.........................        33

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................        34

  Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998 and 1997........................        35

  Consolidated Statements of Retained Earnings (Deficit) for
    the Years Ended December 31, 1999, 1998 and 1997........        36

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................        37

  Notes to Consolidated Financial Statements................        38

  Supplementary Data: Quarterly Financial Data
    (unaudited).............................................        83

LOEWEN GROUP INTERNATIONAL, INC., CONSOLIDATED FINANCIAL
  STATEMENTS(1)

  Report of Independent Accountants.........................        85

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................        86

  Consolidated Statements of Operations and Deficit for the
    Years Ended December 31, 1999, 1998 and 1997............        87

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................        88

  Notes to Consolidated Financial Statements................        89


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

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada


March 14, 2000, except as to Note 22, which is as of April 7, 2000


  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE


    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 14, 2000, except as to Note 22, which is as of April 7, 2000, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 14, 2000, except as to Note 22, which is as of April 7, 2000

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
                                                              ==========   ==========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 10, 13, 15, 19
  AND 22)


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


    In 1996, the Company, LGII and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated $2,016,000,000 (see Note 22).


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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES



NOTE 22.  SUBSEQUENT EVENT



    In April 2000, the Company announced that there is uncertainty as to the secured status of certain senior debt under the Collateral Trust Agreement with respect to approximately $1,100,000,000 of senior debt issued subsequent to the execution of the Collateral Trust Agreement. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement.



    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3, Series 4, Series 6 and Series 7 Senior Notes and the PATS. Pursuant to the agreements with lender representatives in connection with those financings, the Company has treated the related debt as secured under the Collateral Trust Agreement.



    The Company was recently advised that Additional Secured Indebtedness Registration Statements relating to the aforementioned senior debt were either not entered into the collateral trustee's register or were entered with an incorrect outstanding amount. Under the terms of the Collateral Trust Agreement, these circumstances give rise to uncertainty as to the secured status of these securities. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to such debt. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's consolidated financial statements.

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

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada


March 14, 2000, except as to Note 22, which is as of April 7, 2000


  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE


    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 14, 2000, except as to Note 22, which is as of April 7, 2000, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada


March 14, 2000, except as to Note 22, which is as of April 7, 2000

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
                                                              ===========   ==========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 10, 13, 15, 19
  AND 22)


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


    In 1996, the Company, The Loewen Group Inc. (the "Parent Company") and their senior lenders entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of the Company's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated $1,843,000,000 (see
Note 22).


    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") for an aggregate amount of $75,000,000. LGC is a limited partnership and the Company as its general partner manages its business and affairs. The Company serves as the holding company for all United States assets and operations of the Company. The MIPS were due August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, LGC has commenced wind-up proceedings and the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Parent Company and the Company. Accordingly, the MIPS have been designated as liabilities subject to compromise.

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS


NOTE 22.  SUBSEQUENT EVENT



    In April 2000, the Company and the Parent Company announced that there is uncertainty as to the secured status of certain senior debt under the Collateral Trust Agreement with respect to approximately $1,100,000,000 of senior debt issued subsequent to the execution of the Collateral Trust Agreement. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement.



    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3, Series 4, Series 6 and Series 7 Senior Notes and the PATS. Pursuant to the agreements with lender representatives in connection with those financings, the Company has treated the related debt as secured under the Collateral Trust Agreement.



    The Company and the Parent Company were recently advised that Additional Secured Indebtedness Registration Statements relating to the aforementioned senior debt were either not entered into the collateral trustee's register or were entered with an incorrect outstanding amount. Under the terms of the Collateral Trust Agreement, these circumstances give rise to uncertainty as to the secured status of these securities. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to such debt. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



                          EXECUTIVE OFFICERS OF LOEWEN



    See Part I, page 10, for details.



                              DIRECTORS OF LOEWEN



    See Part I, page 12, for details.



COMMITTEES OF THE BOARD OF DIRECTORS



    The Board of Directors has established a standing Audit Committee, a standing Compensation Committee, and a standing Corporate Governance Committee (each, a "Committee"). The Board does not have an Executive Committee or a Nominating Committee, although the Corporate Governance Committee is responsible for the nomination of Directors.



    The Audit Committee receives and considers the reports of the firm of independent auditors appointed by the shareholders and approves the consolidated financial statements of the Company. This Committee also oversees the Company's internal auditing and compliance with the Company's environmental policies and environmental laws. The members of this Committee are Charles B. Loewen (Chairman), James D. McLennan, The Right Honourable John N. Turner, P.C., C.C., Q.C. and John J. Wiesner, all of whom are non-employee Directors. The Audit Committee held 14 meetings during 1999.



    The Corporate Governance Committee considers and makes recommendations concerning the composition and functioning of the Board of Directors and Committees thereof and generally all matters pertaining to the organization and management of the Company. The Corporate Governance Committee held six meetings during 1999. For particulars of the functions and composition of the Corporate Governance Committee, see "Corporate Governance" below.



    The Compensation Committee reviews and recommends, for approval by the Board of Directors, specifically the executive compensation of the Chief Executive Officer and generally the Company's executive compensation policies. The Compensation Committee held six meetings in 1999. For particulars of the functions and composition of the Compensation Committee, see "Executive Compensation -- Composition of the Compensation Committee" and "Report on Executive Compensation" below.



    A Special Committee was established by the Board of Directors in September 1998 to identify and evaluate opportunities for the maximization of shareholder value including strategic alternatives available to the Company, and to liaise with senior management of the Company and with the investment advisers appointed by the Company to assist in the maximization of shareholder value and the initiation of discussions with potential partners regarding possible strategic partnerships, combinations and capital investments in the Company. The members of the Committee were The Right Honourable John N. Turner, P.C., C.C., Q.C. (Chairman), Charles B. Loewen, James D. McLennan, William R. Riedl and John S. Lacey. The Special Committee met three times in 1999 and was terminated on June 4, 1999 following the Company's bankruptcy filings on June 1, 1999. See "Corporate Governance -- Chapter 11 and CCAA Filings" below.

                              CORPORATE GOVERNANCE



    In December 1995, a Corporate Governance Committee was established as a permanent standing Committee of the Board. The current members of the Corporate Governance Committee are William R. Riedl (Chairman), The Right Honourable
John N. Turner, P.C., C.C., Q.C. and John S. Lacey, each of whom is a non-executive Director and brings to the Corporate Governance Committee the benefit of his experience in sitting on other public company boards. Mr. Riedl, Chairman of the Committee, is also President of Fairvest Securities Corporation, a leading Canadian advocate of shareholder rights and corporate governance issues. The Corporate Governance Committee met six times in 1999.



    In August 1997, the Board of Directors asked the Corporate Governance Committee to review the present Board status with respect to Board size, composition and process in light of prevailing corporate governance practices. Following preliminary research, the Corporate Governance Committee met in two special sessions. The recommendations of the Corporate Governance Committee, adopted by the Board in March 1998, included a recommended reduction over time in the size of the Board from 15 to no more than 12 and a reduction in the number of "inside" (or "management") Directors to one or possibly two at most. As part of this plan, the Committee also recommended that the Board continue to consider additional appropriately qualified candidates to serve as outside Directors.



    In December 1998, three Board members who were inside Directors retired from the Board: Lawrence Miller, Timothy R. Hogenkamp and Paul Wagler. Appointed to replace them were three new outside Directors: Thomas R. Taylor, John S. Lacey and William R. Riedl.



    In January 1999, John S. Lacey was appointed non-executive Chairman of the Board.



    In March 1999, Kenneth S. Bagnell, The Honourable J. Carter Beese, Jr., Earl A. Grollman, Albert S. Lineberry, Sr., Ernest G. Penner and Kenneth T. Stevenson retired from the Board, and the size of the Board was reduced to eight. In April 1999, the position on the Board theretofore occupied by Raymond
L. Loewen was eliminated, further reducing the size of the Board to seven (with only one inside Director, namely Robert B. Lundgren).



    In June 1999, Thomas M. Taylor retired from the Board, and in his place
Paul A. Houston was appointed. Also in June 1999, William R. Riedl and The Right Honourable John N. Turner were re-elected Directors of the Company.



    In December 1999, Robert B. Lundgren retired from the Board in conjunction with his retirement as President and Chief Executive Officer.



    In January 2000, the size of the Board was increased from seven to eight members, and two new Directors were appointed: Donna R. Moore and John J. Wiesner. The Board presently consists of eight members, with only one inside Director, namely Paul A. Houston, who is President and Chief Executive Officer.

CHAPTER 11 AND CCAA FILINGS



    On June 1, 1999, Loewen and certain of its subsidiaries, as detailed in
Part I, Item 1, filed for creditor protection under Chapter 11 and CCAA (the "Chapter 11 and CCAA Filings"). In June 1999, the U.S. Trustee for the District of Delaware appointed an Official Unsecured Creditors' Committee. The Board of Directors has met twice with the Official Unsecured Creditors' Committee.



    The Chapter 11 and CCAA Filings of June 1, 1999 impact corporate governance issues in two important ways.



    First, the Company is now operating under the Bankruptcy Courts' supervision, which may require the Company to obtain the Bankruptcy Courts' authorization to engage in certain acts. The Company is otherwise subject to such orders as the Bankruptcy Courts may make, and to the laws governing Chapter 11 and CCAA proceedings.



    Second, as a consequence of the Company's insolvency, the fiduciary duties of the Board of Directors and management are owed to an expanded group of stakeholders, including the Company's creditors.



                         REPORT ON CORPORATE GOVERNANCE



    The Toronto Stock Exchange ("TSE") requires each listed company to disclose in its information circular or annual report its approach to corporate governance. The following discussion is provided in compliance with such listing requirement. The TSE recommends 14 guidelines with respect to systems of corporate governance generally, which guidelines were adopted in 1995 in a policy of the TSE (the "TSE Policy"). The Company is fully or substantially aligned with all of the guidelines applicable in the Company's present circumstances.



    The following table sets forth the 14 guidelines from the TSE Policy, together with a summary of the position of the Company with respect to each guideline.



                                          DOES THE
                                        COMPANY ALIGN
             TSE POLICY                     WITH
   CORPORATE GOVERNANCE GUIDELINES     THE GUIDELINES?                     COMMENTS
   -------------------------------     ---------------                     --------

 1. Board should explicitly assume       Yes to the      See "Chapter 11 and CCAA Filings" above. For
    responsibility for stewardship of      extent        certain matters, the Company now requires
    the corporation, and specifically  applicable in     the Bankruptcy Courts' approval in addition
    for:                               the               to Board approval.
   - adoption of a strategic planning  circumstances
     process
   - identification of principal
     risks, and implementing risk
     management systems
   - succession planning and
     monitoring senior management
   - communications policy
   - integrity of internal control
     and management information
     systems.

                                          DOES THE
                                        COMPANY ALIGN
             TSE POLICY                     WITH
   CORPORATE GOVERNANCE GUIDELINES     THE GUIDELINES?                     COMMENTS
   -------------------------------     ---------------                     --------
 2. Majority of directors should be         Yes          Of the eight Board members, six are
    "unrelated" (independent of                          "unrelated." Paul A. Houston is treated as
    management and free from                             "related" because he is President and Chief
    conflicting interest).                               Executive Officer. For the purpose of
                                                         responding to the TSE Policy guidelines,
                                                         John S. Lacey is treated as related by the
                                                         Board primarily because of the role he is
                                                         playing in the reorganization and
                                                         restructuring of the Company for the benefit
                                                         of the Company's stakeholders.
                                                         Notwithstanding such role, Mr. Lacey is the
                                                         non-executive Chairman of the Board of the
                                                         Company and is not a member of management.

 3. Disclosure for each director            Yes          The Corporate Governance Committee defines
    whether he or she is related, and                    "unrelated" as "independent of management
    how that conclusion was reached.                     and free from conflicting interest." Each
                                                         Director is asked to consider the
                                                         applicability of the term "unrelated" in
                                                         relation to his or her individual
                                                         circumstances. See also (2) above.

 4. Appoint a committee responsible         Yes          The Corporate Governance Committee performs
    for appointment/assessment                           this function.
    of directors.

   Composed exclusively of                  Yes
   non-management directors, the
   majority of whom are "unrelated."

 5. Implement a process for                 Yes          See (4) above.
    considering the assessment of the
    effectiveness of the board, its
    committees and individual
    directors.

 6. Provide orientation and education       Yes          Prior to official appointment, new Directors
    programs for new directors.                          are provided education and orientation about
                                                         the Company and the industry.

 7. Consider reducing the size of           Yes          Board size has been reduced from 15 to 8.
    board, with a view to improving
    effectiveness.

 8. Review compensation of directors        Yes          The Compensation Committee reviews this item
    in light of risks                                    on a periodic basis.
    and responsibilities.

                                          DOES THE
                                        COMPANY ALIGN
             TSE POLICY                     WITH
   CORPORATE GOVERNANCE GUIDELINES     THE GUIDELINES?                     COMMENTS
   -------------------------------     ---------------                     --------
 9. Committees should generally be          Yes          All of the Board Committees are composed
    composed of non-management                           solely of non-management and "unrelated"
    directors.                                           Directors, with the exception of the
                                                         Corporate Governance Committee of which
                                                         Mr. Lacey is a member.

   Majority of committee members            Yes
   should be "unrelated."

10. Appoint a committee responsible         Yes          The Board has appointed the Corporate
    for approach to corporate                            Governance Committee, which is responsible
    governance issues.                                   for the Company's approach to corporate
                                                         governance issues.

11. Define limits to management's           Yes          See "Chapter 11 and CCAA Filings" and (1)
    responsibilities by developing                       above.
    mandates for:
    (i) The board
   (ii) The CEO.

   Board should approve CEO's               Yes
   corporate objectives.

12. Establish structures and                Yes          The Board of eight has only one Director
    procedures to enable the board to                    from management and only two Directors
    function independently                               treated as related pursuant to TSE Policy.
    of management.                                       The Board has three standing Committees
                                                         (Audit, Compensation and Corporate
                                                         Governance) each of which is composed
                                                         entirely of Directors who are "unrelated"
                                                         with the exception of Mr. Lacey who is a
                                                         member of the Corporate Governance
                                                         Committee.

13. Establish an audit committee with       Yes          The Board has an Audit Committee with a
    a specifically defined mandate.                      specifically defined mandate.

   All members should be                    Yes          See (9) above.
   non-management directors.

14. Implement a system to enable            Yes          Individual Directors can engage outside
    individual directors to engage                       advisors with the authorization of the
    outside advisors, at                                 Corporate Governance Committee.
    corporation's expense.

ITEM 11.  EXECUTIVE COMPENSATION.



                             EXECUTIVE COMPENSATION



    The following table sets forth compensation earned during the last three fiscal years by each person who served as the Chief Executive Officer during 1999 and the Company's four most highly compensated executive officers, other than the persons who served as Chief Executive Officer, who served as executive officers at the end of 1999 (collectively, the "Named Executive Officers").



                         SUMMARY COMPENSATION TABLE (1)



----------------------------------------------------------------------------------------------------------------------
                                                            ANNUAL COMPENSATION (2)
                                                -------------------------------------------------
                                                                                      AWARDS
                                                                                    -----------

                                                                                    SECURITIES
                                                                    OTHER ANNUAL    UNDER OPTIONS      ALL OTHER
                                              SALARY      BONUS     COMPENSATION      GRANTED         COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR        ($)        ($)      ($) (3)             (#)               ($)
----------------------------------------------------------------------------------------------------------------------
Robert B. Lundgren                   1999     425,000      --          --               --                  5,107 (6)
President and                        1998      33,973      --          50,660 (5)       411,000 (5)        34,753
Chief Executive Officer (4)          1997       --         --          46,250 (5)        10,000 (5)       --
----------------------------------------------------------------------------------------------------------------------
Paul A. Houston                      1999      32,719      --          --               --                  2,230 (8)
President and                        1998       --         --          --               --                --
Chief Executive Officer (7)          1997       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------
John S. Lacey                        1999     338,642      --          --                 2,000           --
Chairman of the Board (9)            1998       --         --          --               --                --
                                     1997       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                   1999     300,000    161,250       --               --                  3,200 (10)
Senior Vice-President, USA           1998     200,000      --          --               --                  3,000
                                     1997     200,000      --          --               --                  3,200
----------------------------------------------------------------------------------------------------------------------
Michael G. Weedon                    1999     252,406    126,203       --               --                  7,659 (12)
Senior Vice-President,               1998     235,579      --          --               150,000             6,501
Trust and Insurance (11)             1997      33,654      --          --               --                  1,028
----------------------------------------------------------------------------------------------------------------------
Bradley D. Stam                      1999     238,232    120,149       --               --                  6,292 (14)
Senior Vice-President,               1998     166,977      --          --                50,000             4,984
Legal and Asset Management (13)      1997       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------



(1) All dollar amounts are expressed in U.S. dollars, unless indicated otherwise. The applicable exchange rate to translate amounts expressed in U.S. dollars to Canadian dollars for 1999 is $1 US = $1.4857 Canadian
    (1998 -- $1 US = $1.4831 Canadian, 1997 -- $1 US = $1.3847 Canadian). These
    rates are based on a weighted average of the Bank of Canada noon spot rate exchange.



(2) The Company has not granted any restricted shares or restricted share units, stock appreciation rights or long term incentive plan payouts to the Named Executive Officers.



(3) In accordance with SEC rules, the value of perquisites and other personal benefits, securities and property for each Named Executive Officer that does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.



(4) Mr. Lundgren retired as President and Chief Executive Officer on
    December 2, 1999. His annual salary continues pursuant to severance provisions. See "Report on Executive Compensation -- Chief Executive Officer Compensation" below.

(5) Mr. Lundgren served as an outside Director during 1997 and until he was appointed President and Chief Executive Officer in October 1998.
    Mr. Lundgren received annual retainer and meeting fees aggregating $46,250 in 1997 and $50,660 in 1998. In addition, pursuant to the Outside Director Plan, Mr. Lundgren was granted options to purchase 10,000 Common Shares in 1997 and 11,000 Common Shares in 1998. He received an option to purchase 400,000 Common Shares in 1998 in connection with his appointment as President and Chief Executive Officer.



(6) Consists of taxable medical benefits ($529) and contributions to the Company's group registered retirement pension plan ($4,578).



(7) Mr. Houston was appointed President and Chief Executive Officer effective December 2, 1999 at the same annual salary of $425,000 as Mr. Lundgren.



(8) Consists of club dues ($1,212) and contributions to the Company's group registered retirement pension plan ($1,018).



(9) Mr. Lacey was appointed Chairman of the Board on January 28, 1999. In addition, he agreed to provide for compensation such services as determined from time to time by the Board in connection with strategic alternatives being pursued by the Company and the development of a plan or plans of reorganization or restructuring. See "Director Meetings, Director Compensation and Other Payments" below.



(10) Consists of matching contributions to the LGII 401(k) retirement plan ($1,016) and a reimbursement of excess contributions ($2,184).



(11) Mr. Weedon commenced employment with the Company on November 3, 1997.



(12) Consists of taxable medical benefits ($238), taxable auto benefits ($2,878), and contributions to the Company's group registered retirement plan ($4,543).



(13) Mr. Stam commenced employment with the Company on March 2, 1998.



(14) Consists of taxable medical benefits ($529), taxable auto benefits ($1,220), and contributions to the Company's group registered retirement plan ($4,543).



                            OPTION GRANTS DURING THE
                          YEAR ENDED DECEMBER 31, 1999



    Prior to the Chapter 11 and CCAA Filings on June 1, 1999, a limited number of options were granted. The options are presently out-of-the-money and are considered by management to have little or no value. The Company's Common Share price on December 31, 1999 was $0.61 Cdn. on the TSE and $0.4375 US on the NYSE and trading of the Company's Common Shares has since been suspended by the NYSE. See "Market Information," Part II, Item 5, page 14 above.



    The following table sets forth individual grants of stock options by the Company during the last fiscal year to the Named Executive Officers.

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      POTENTIAL
                                                                                                                      REALIZABLE
                                                                                                                   VALUE AT ASSUMED
                                          NUMBER OF    % OF TOTAL                  MARKET VALUE                    ANNUAL RATES OF
                                          SECURITIES   OPTIONS                     OF SECURITIES                     SHARE PRICE
                                          UNDERLYING   GRANTED TO                   UNDERLYING                     APPRECIATION FOR
                                           OPTIONS     EMPLOYEES    EXERCISE OR    OPTIONS ON THE                    OPTION TERM
                                           GRANTED     IN FISCAL    BASE PRICE     DATE OF GRANT     EXPIRATION    ---------------
NAME                                       (#) (1)     YEAR (2)     ($/SECURITY)   ($/SECURITY)         DATE       5% ($)   10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert B. Lundgren                           --          --             --              --               --         --       --
-----------------------------------------------------------------------------------------------------------------------------------
Paul A. Houston                              --          --             --              --               --         --       --
-----------------------------------------------------------------------------------------------------------------------------------
John S. Lacey                             2,000 (3)     3.0         Cdn. $12.52    Cdn. $12.60      Jan. 4, 2009    --       --
-----------------------------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                           --          --             --              --               --         --       --
-----------------------------------------------------------------------------------------------------------------------------------
Michael G. Weedon                            --          --             --              --               --         --       --
-----------------------------------------------------------------------------------------------------------------------------------
Bradley D. Stam                              --          --             --              --               --         --       --
-----------------------------------------------------------------------------------------------------------------------------------



(1) To the extent permitted by applicable securities and tax laws and stock exchange rules, options granted under the Company's Employee Stock Option Plans and the Outside Director Plan are transferable to a personal holding company of which the optionee holds all direct and indirect interests.



(2) Includes options granted by the Company pursuant to all of its option plans, including options granted to Directors and consultants.



(3) Comprised of grants pursuant to the Outside Director Plan.



      AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1999
                       AND FISCAL YEAR-END OPTION VALUES



    The following table sets forth certain information regarding options exercised during the year ended December 31, 1999 and options held by the Named Executive Officers as at December 31, 1999. No options were exercised during 1999.



----------------------------------------------------------------------------------------------------------------

                                                                                         NUMBER OF SECURITIES
                                                                                        UNDERLYING UNEXERCISED
                                                         SECURITIES     AGGREGATE             OPTIONS AT
                                                         ACQUIRED        VALUE        DECEMBER 31, 1999 (#) (1)
                                                           ON           REALIZED      --------------------------
NAME                                                     EXERCISE (#)     ($)         EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
Robert B. Lundgren                                         --             --            97,500        325,500
----------------------------------------------------------------------------------------------------------------
Paul A. Houston                                            --             --             --            --
----------------------------------------------------------------------------------------------------------------
John S. Lacey                                              --             --             --             2,000
----------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                                         --             --            12,124          2,200
----------------------------------------------------------------------------------------------------------------
Michael G. Weedon                                          --             --            30,000        120,000
----------------------------------------------------------------------------------------------------------------
Bradley D. Stam                                            --             --            10,000         40,000
----------------------------------------------------------------------------------------------------------------



(1) The closing price of the Common Shares on December 31, 1999 on the TSE was Cdn. $0.61 and on the NYSE was US $0.4375. The options are presently out-of-the-money and are considered by management to have little or no value.

PENSION BENEFITS



    The Company does not have any defined benefit or actuarial pension plans. The Company does have a defined contribution retirement plan for United States employees, the LGII 401(k) Retirement Plan. For Canadian employees, the Company has a group registered retirement savings plan.



    The estimated aggregate cost to the Company for the year ended December 31, 1999 for pension benefits for senior officers under the Company's group registered retirement savings plan was $57,605.



    The estimated aggregate cost to the Company for the year ending December 31, 1999 for benefits for senior officers of the Company under the LGII 401(k) Retirement Plan was $57,366. Annual discrimination testing (that is to say, the testing of the entitlement of more highly compensated employees against the entitlement of employees with lower compensation) gave rise to adjustments in respect of twenty-one United States-based senior officers for 1999 in the aggregate amount of $34,214. Refunded sums represent compensation to such officers and were included in the amounts set out above in the Summary Compensation Table (as to the portions paid to Named Executive Officers).



EMPLOYMENT CONTRACTS



    The following Named Executive Officers have written employment agreements with the Company: Paul A. Houston, Jeffrey L. Cashner and Bradley D. Stam. All these agreements are in the general form of the "Employment and Release Agreement For Corporate and Country Management" (the "Employment and Release Agreement") as specified in the Company's Key Employee Retention Program (the "KERP"). See "Report on Executive Compensation" below. The Employment and Release Agreement provides for the continuing employment of the executive at the executive's salary and the entitlement of the executive to benefits under the KERP for which the executive may be eligible. The executive agrees with confidentiality and non-competition provisions and releases the Company from all claims arising from pre-existing employment arrangements with the Company. Pursuant to the Employment and Release Agreement, the employment of each executive is at will, subject to the severance provisions of the KERP.



    John S. Lacey's services as Chairman are provided pursuant to a consulting agreement between the Company, John S. Lacey, and Doncaster Consolidated Limited. See "Director Meetings, Director Compensation and Other
Payments" below.



    Certain present or former executive officers and other key employees of the Company, including all Named Executive Officers except Michael Weedon are presently participating in the KERP, which is described in the Report on Executive Compensation below.



COMPOSITION OF THE COMPENSATION COMMITTEE



    The Chairman of the Compensation Committee is James D. McLennan. In addition to Mr. McLennan, the current members of the Compensation Committee are Charles
B. Loewen and Donna R. Moore. The Compensation Committee met six times in 1999. All members are outside Directors of the Company.



                        REPORT ON EXECUTIVE COMPENSATION



    The Company's executive compensation program is directed and monitored by the Compensation Committee. The Compensation Committee reviews and recommends, for approval by the Board of Directors, specifically the executive compensation of the Chief Executive Officer and generally the Company's executive compensation policies. With respect to the Company's stock plans (presently suspended), awards made to executive officers have generally been made by the Compensation Committee (and approval of the full Board of Directors has not been sought) in order to provide for the deductibility of stock-based compensation under United States income tax laws. See "Policy with Respect to Deductibility of Compensation" below.

COMPENSATION PHILOSOPHY



    In light of the changing and uncertain circumstances of the Company through 1998 and the first five months of 1999 (see "Corporate Governance -- Chapter 11 and CCAA Filings" above), the Company's executive compensation program was amended in 1999 to provide competitive financial incentives for executives
(a) to remain in the Company's employ through to the effective date of a plan or plans of reorganization being approved by the Bankruptcy Courts, (b) to assume the additional administrative and operational burdens imposed on the Company by the need to develop a plan or plans of reorganization, and (c) to use their best efforts to improve the Company's financial performance and to facilitate a successful plan or plans of reorganization.



BASE SALARY



    In general, an executive's base salary has been determined by a subjective assessment of his or her responsibilities and sustained performance. In 1998, William M. Mercer Ltd. ("Mercer") was retained by the Compensation Committee as an external consultant to conduct a review of the general levels of executive salary within the Company. As at the start of 1999, the Compensation Committee believed the general level of executive salaries within the Company to be comparable to public companies of similar size in North America.



ANNUAL OR SHORT TERM INCENTIVES (BONUSES)



    1998 RETENTION PLAN



    In September 1998, the Compensation Committee concluded that, in light of the changing and uncertain circumstances of the Company, it was essential to establish a retention or "stay put" short-term incentive program for the purpose of retaining or recruiting key executives during a period of uncertainty. Accordingly, a retention bonus plan was established in October 1998 and was designed to encourage key executives to stay with the Company and to perform at and above normal level over the short term and to assist with the recruiting of key executives. The retention bonus plan provided for the payment of a potential bonus in the amount of 50% of an executive's base salary provided that the executive continued employment with the Company for the six-month period from October 1, 1998 until March 31, 1999, subject to a subjective review of the executive's performance and commitment.



    1999 KERP



    Following the Chapter 11 and CCAA Filings on June 1, 1999 the Company established the KERP.



    The Company worked with its professional advisor, Mercer, and the Official Unsecured Creditors' Committee and its advisors to develop the KERP, which is designed to provide the incentives necessary for the Company to retain its management team and other key employees and to assist with the recruiting of key executives while adhering to the financial constraints and obligations to creditors that the Company faces as a Chapter 11 and CCAA debtor. The KERP was approved by the Bankruptcy Courts.



    The retention incentive measures have been designed to improve the retention of the Company's management employees at all levels at the lowest possible cost. These measures were based upon competitive conditions, industry-wide standards and the Company's past practices and were developed with the assistance of the Company's employee compensation consultant, Mercer. Mercer has advised the Company that the retention incentive measures that the Company offers are incentives comparable to (a) those provided to employees with similar positions and experience at competitors of the Company in the funeral home and cemetery industries and (b) similar arrangements that have been approved for employees of comparable Chapter 11 debtors.



    The KERP includes four separate components: (a) a retention incentive plan (the "Retention Incentive Plan"), designed to provide retention incentives to key management employees; (b) a performance incentive plan (the "Performance Incentive Plan"), designed to encourage employees to devote their efforts to improving the Company's financial performance; (c) a confirmation incentive plan

(the "Confirmation Incentive Plan"), designed to provide an additional incentive to those key management employees who are particularly essential to the development of a successful plan of reorganization; and (d) an employee severance plan (the "Severance Plan"), designed to ensure basic job protection for all employees. The Company is in the process of developing the specific incentive formulae applicable to the Performance Incentive Plan.



LONG-TERM INCENTIVES



    As a consequence of the Chapter 11 and CCAA Filings, the Company's Employee Stock Option Plans, previously the source of long-term incentives, have been suspended. Another long-term incentive provided options on Common Shares to be issued to certain executives in connection with the 1994 Management Equity Investment Plan ("MEIP"). These options are presently out-of-the-money and are considered by management to have little or no value.



CHIEF EXECUTIVE OFFICER COMPENSATION



    In November 1998, the Compensation Committee recommended a base salary of $425,000 for the then Chief Executive Officer, Robert B. Lundgren; a bonus target of 50% of base salary, to a maximum of 100% (on the same sliding scale as would be applied to other senior executives) and 400,000 options in Common Shares of the Company exercisable in five equal annual instalments.



    Robert B. Lundgren resigned as Chief Executive Officer effective
December 2, 1999. Mr. Lundgren did not receive a bonus in 1999 and his option agreements expired according to their terms following his resignation. Pursuant to the provisions of the Severance Plan of the KERP Mr. Lundgren receives an agreed severance of two years' salary and normal benefits, payable on the Company's normal payroll basis over two years and subject to mitigation after 15 months.



    In December 1999, the Compensation Committee recommended a base salary of $425,000 per year for the new Chief Executive Officer, Paul A. Houston, together with eligibility for certain incentive entitlements under the KERP and eligibility for a possible value added payment in connection with a plan or plans of reorganization of the Company. The value added payment (if any) is contingent upon (i) the percentage of value ultimately recovered by the senior secured public debtholders in the reorganization of the Company and (ii) the timing of the effective date of the confirmation of a plan or plans of reorganization, compromise or arrangement. There shall be no value added payment if the percentage recovery is less than 65% or if the confirmation date is April 2, 2001 or later.



POLICY WITH RESPECT TO DEDUCTIBILITY OF COMPENSATION



    Section 162(m) of the United States Internal Revenue Code of 1986, as amended ("Section 162(m)"), governs the deductibility of discretionary, incentive-based compensation in excess of $1 million paid annually to the Chief Executive Officer and certain other highly paid executive officers.



    The Company believes that the MEIP and the Company's Employee Stock Option Plans qualify for an exception from the $1 million limitation. The Company's incentive programs, including the 1998 Retention Plan and the KERP, currently do not so qualify, but the Company does not anticipate that this will result in any significant cost. The Compensation Committee will continue to monitor the impact of Section 162(m) and will recommend modification to the Company's compensation program in the future if appropriate.



    Submitted by the Compensation Committee:



                                          James D. McLennan, Chairman
                                          Charles B. Loewen
                                          Donna R. Moore

          DIRECTOR MEETINGS, DIRECTOR COMPENSATION AND OTHER PAYMENTS



    The Board of Directors held 14 meetings in 1999, of which eight were held by telephone conference call and six were held in person. The aggregate average attendance at meetings of the Board of Directors and its permanent standing Committees was 93%. During his 1999 incumbency, each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors and the respective Committees on which he served.



    Directors who are not officers or employees of the Company or any of its subsidiaries ("Outside Directors") were each entitled to an annual retainer of $23,500 for 1999. In addition, each Outside Director was entitled to $1,500 for attendance in person at a meeting (Board or Committee), $250 for attendance by telephone at a meeting (Board or Committee), $5,000 per annum for being a member of a Committee and $5,000 per annum for chairing a Committee. Fees were pro rated for service periods of less than a complete year. Directors are reimbursed their reasonable travel expenses for attending meetings of the Board and its Committees.



    The Outside Director Plan was terminated effective June 1, 1999 as a consequence of the Chapter 11 and CCAA Filings. Pursuant to the Outside Director Plan, Outside Directors could elect to receive all or part of their retainer and meeting fees in Common Shares. In addition, the Outside Director Plan provides that on an annual basis each Outside Director could receive options to purchase Common Shares.



    In July 1994, the Company entered into a consulting agreement with Charles B. Loewen and a corporation of which Mr. Loewen is an employee, officer and director (the "C.B. Loewen Agreement"). Under the terms of the C.B. Loewen Agreement, Mr. Loewen agrees to provide, from time to time as requested, advice on financial planning, financial presentation, Board of Director and other matters relating to compensation, corporate governance, audit and general corporate policy, in exchange for payments to be made for such services, which payments are, in each case, in lieu of payments to him personally of Directors' retainer, Committee and meeting fees. The 1999 payment was $77,750.



    In January 1999, the Company entered into a consulting agreement with John S. Lacey and Doncaster Racing Limited, a corporation of which Mr. Lacey is an employee, officer and director (the "First Doncaster Agreement"). Under the terms of the First Doncaster Agreement, Mr. Lacey agreed to serve as a director and as non-executive Chairman of the Board of the Company and in connection therewith agreed to provide such additional services as determined from time to time by the Board, including services as non-executive Chairman of the Board and services in connection with the strategic alternatives being pursued by the Special Committee.



    In October 1999, the Company entered into a second consulting agreement with John S. Lacey and Doncaster Consolidated Limited, a corporation of which
Mr. Lacey is an employee, officer and director (the "Second Doncaster Agreement"). The Second Doncaster Agreement replaced the First Doncaster Agreement. The provisions of the Second Doncaster Agreement, which generally follow those of the Employment and Release Agreement of the KERP, were approved by the Bankruptcy Courts. Under the terms of the Second Doncaster Agreement, Mr. Lacey agreed to serve as a director and as non-executive Chairman of the Board and agreed to provide such additional services as determined from time to time by the Board, including services in connection with the Chapter 11 and CCAA Filings and the efforts of the Company to develop a plan or plans of reorganization or restructuring. The Second Doncaster Agreement provided for an annual base fee in respect of the services of Mr. Lacey in the amount of $500,000 from June 1, 1999 plus eligibility for Mr. Lacey to participate in the Confirmation Incentive and Corporate Incentive Plans of the KERP, together with eligibility of Mr. Lacey for a possible value-added payment in connection with a plan or plans of reorganization or restructuring of the Company. The value added payment (if any) is contingent upon (i) the percentage of value ultimately recovered by the senior secured public debtholders in the reorganization of the Company and (ii) the timing of the effective date of the confirmation of a plan or plans of reorganization, compromise or arrangement. There shall be no value added payment if the percentage recovery is less than 65% or if the confirmation date is April 1, 2001 or later.



    Total payments in 1999 by the Company pursuant to the First Doncaster Agreement and the Second Doncaster Agreement were $338,642.



    See "Indebtedness of Directors and Senior Officers" and Part III, Item 13 "Certain Relationships and Related Transactions" for a description of certain transactions between entities related to certain Directors and the Company.



    Based on information furnished by the Directors individually, no Director beneficially owns, directly or indirectly, or exercises control or direction over shares of the Company carrying 10% or more of the voting rights attaching to shares of the Company.



                               PERFORMANCE GRAPH



    The following graph compares the cumulative total shareholder return on the Common Shares with the cumulative return on the Peer Group Total Return Index, TSE 300 Total Return Index and Standard & Poor's 500 Total Return Index for a five-year period. Such cumulative shareholder return and the Total Return Indices reflect the cumulative return, including dividend reinvestment. The Peer Group Total Return Index is comprised of the cumulative shareholder return on the common stock of Service Corporation International (listed on the NYSE) and Stewart Enterprises, Inc. (quoted on the Nasdaq National Market) and the
Class A and Class B Shares of Arbor Memorial Services, Inc. (listed on the TSE).


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      LOEWEN  PEER GROUP  S&P 500  TSE 300
1994     100         100      100      100
1995      94         153      130      112
1996     147         200      158      141
1997     101         271      215      159
1998      23         277      292      153
1999       2          54      327      198


                         OTHER COMPENSATION INFORMATION



    (THE INFORMATION SET FORTH UNDER THE TWO FOLLOWING SUBHEADINGS IS STIPULATED FOR DISCLOSURE PURSUANT TO THE COMPANY ACT OF BRITISH COLUMBIA. THIS INCLUDES DISCLOSURE WITH RESPECT TO "SENIOR OFFICERS" WHICH TERM GENERALLY INCLUDES ANY VICE-PRESIDENT, THE SECRETARY, THE TREASURER, THE GENERAL MANAGER AND ANY INDIVIDUAL WHO PERFORMS FUNCTIONS SIMILAR TO THOSE NORMALLY PERFORMED BY AN INDIVIDUAL OCCUPYING ANY OF THESE OFFICES, AS WELL AS THE NAMED EXECUTIVE OFFICERS.)

DIRECTORS' AND OFFICERS' REMUNERATION



    The aggregate compensation paid or payable directly to the Company's Directors and senior officers as a group (including the Named Executive Officers) by the Company and its subsidiaries for the year ended December 31, 1999 was $11,202,387. These amounts include salaries, fees (including Directors' retainer and meeting fees), commissions and bonuses; cash bonuses to be paid for services rendered in 1999; cash bonuses paid in 1999 for services rendered in previous years; any 1999 severance payments; the cash equivalent of Common Shares issued to Directors under the Outside Director Plan; and all deferred compensation earned in 1999; but excludes compensation paid in 1999 in respect of another year that was described in a previous information circular and excludes the value of options granted in partial compensation for salary or bonus. The Directors and senior officers as a group earned taxable benefits in 1999 aggregating $77,798 including, among other benefits, taxable auto benefits, medical insurance, life insurance (taxable benefits portion only), relocation expenses and imputed interest on non-interest-bearing loans and contributions to the Company's group registered retirement plan.



OPTIONS



    The following table sets forth certain information with respect to options to purchase Common Shares that were granted to Directors and senior officers as a group during the fiscal year 1999:



              OPTION GRANTS TO DIRECTORS AND SENIOR OFFICERS, 1999



------------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF                                                              MARKET VALUE
                                  SHARES                               MARKET VALUE                    (LOW-HIGH RANGE)
                                  OPTIONED     DATE       EXERCISE     ON THE DATE     EXPIRATION      IN 30 DAY PERIOD
GROUP                             IN 1999     OF GRANT      PRICE       OF GRANT          DATE         PRECEDING GRANT
------------------------------------------------------------------------------------------------------------------------
Directors and Senior Officers       4,000      Jan. 5    Cdn. $12.52   Cdn. $12.60     Jan. 4, 2009   Cdn. $11.10-$14.20
                                   10,000      Feb. 8    Cdn. $ 5.55   Cdn. $ 5.85     Feb. 7, 2009   Cdn. $ 5.20-$13.35
------------------------------------------------------------------------------------------------------------------------



    No monetary consideration was received by the Company for the granting of the foregoing. These options are presently out-of-the-money and are considered by management to have little or no value.



                 INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS



    (THE INFORMATION SET FORTH IN THIS SECTION IS STIPULATED FOR DISCLOSURE PURSUANT TO THE SECURITIES ACT OF BRITISH COLUMBIA AND, IN SOME INSTANCES, BY THE SEC.)



INDEBTEDNESS UNDER SECURITIES PURCHASE PROGRAMS



    As at April 1, 2000, the aggregate indebtedness



    (i) to the Company or any of its subsidiaries, or



    (ii) to another entity which is the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding provided by the Company or any of its subsidiaries of all officers, Directors, employees and former officers, Directors and employees of the Company or any of its subsidiaries in connection with the purchase of securities of the Company or any of its subsidiaries was $24,142,821.



    The following table sets forth indebtedness of Directors, executive officers and senior officers of the Company or any of its subsidiaries pursuant to the MEIP approved by the shareholders at the annual general meeting of the Company held on May 16, 1994. All dollar amounts are expressed in United
States dollars.

             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES PURCHASE PROGRAMS



---------------------------------------------------------------------------------------------------------------
                                                                                            FINANCIALLY
                                             LARGEST AMOUNT         AMOUNT OUTSTANDING       ASSISTED
NAME AND PRINCIPAL          INVOLVEMENT OF     OUTSTANDING               AS AT              SECURITIES
POSITION                      ISSUER OR      DURING 1999 ($)        APRIL 1, 2000 ($)        PURCHASED
(IN ALPHABETICAL ORDER)      SUBSIDIARY          (1)(2)                 (1)(2)              DURING 1999
---------------------------------------------------------------------------------------------------------------
George M. Amato (3)         Owed to LGII             285,353                285,353                 n/a
---------------------------------------------------------------------------------------------------------------
Ronald Gushulak             Owed to LGII              57,056                 57,056                 n/a
  Vice-President,
  Operations
---------------------------------------------------------------------------------------------------------------
Dwight K. Hawes             Owed to LGII              79,473                 79,473                 n/a
  Senior Vice-President,
  Corporate Controller
---------------------------------------------------------------------------------------------------------------
Timothy R. Hogenkamp (4)    Owed to LGII             684,682                684,682                 n/a
---------------------------------------------------------------------------------------------------------------
Peter S. Hyndman            Owed to LGII              40,164                 40,164                 n/a
  Corporate Secretary
---------------------------------------------------------------------------------------------------------------
Kenneth E. Lee, Jr. (5)     Owed to LGII             114,113                114,113                 n/a
---------------------------------------------------------------------------------------------------------------
Raymond L. Loewen (6)       Owed to LMIC          22,530,000             22,530,000                 n/a
---------------------------------------------------------------------------------------------------------------
Douglas D. Routley          Owed to LGII              79,456                 79,456                 n/a
  Vice-President,
  Accounting
  and Administration
---------------------------------------------------------------------------------------------------------------
F. Duane Schaefer           Owed to LGII             136,936                136,936                 n/a
  Regional Vice-President,
  Funeral Division, West
  Region
---------------------------------------------------------------------------------------------------------------
Michael L. Schweer (7)      Owed to LGII             135,583                135,583                 n/a
---------------------------------------------------------------------------------------------------------------



(1) In each case, other than in respect of Raymond L. Loewen, indebtedness is to LGII. Such indebtedness had been to a third party lender and was guaranteed by LGII and TLGI. The guarantee was supported by a letter of credit. Following the Chapter 11 and CCAA Filings the third party lender on June 7, 1999 drew upon the letter of credit for the full amount of principal and interest under all the indebtedness. The issue of whether the indebtedness should continue to accrue interest following June 7, 1999 is under consideration by the Compensation Committee of the Board of Directors in consultation with the Official Unsecured Creditors' Committee.



(2) Other than in respect of Raymond L. Loewen, the indebtedness represents a 5% down payment on an option to acquire exchangeable debentures issued by LGII. Payment of the remaining 95% of the exercise price entitles the optionholder to acquire debentures exchangeable for Series B Preferred Shares of the Company. The Series B Preferred Shares are immediately convertible to Common Shares. The options are presently out-of-the-money and are considered by management to have little or no value.



(3) Mr. Amato ceased employment with the Company on December 6, 1999, prior to which time he served as Director, Asset Development.



(4) Mr. Hogenkamp ceased employment with the Company on July 8, 1999, prior to which time he served as Executive Vice-President, Corporate Affairs.



(5) Mr. Lee ceased employment with the Company on March 31, 1999, prior to which time he served as Vice-President of Combination Operations and Alternative Services.



(6) Raymond L. Loewen, whose position as a Director ceased in April 1999, is obligated to purchase exchangeable debentures from Loewen Management Investment Corporation ("LMIC"), a wholly-owned subsidiary of LGII. These debentures in the principal amount of $22,530,000 were due to be purchased on June 15, 1999. The debenture purchase due on June 15, 1999 has not been made. In addition, Mr. Loewen is obligated to purchase additional LMIC debentures in the principal amount of $11,265,000 on each of June 15, 2000 and June 15, 2001.



(7) Mr. Schweer ceased employment with the Company on April 18, 2000, prior to which time he served as Regional Manager, Funeral Home Division.



INDEBTEDNESS OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS



    As at April 1, 2000, the aggregate indebtedness



    (i) to the Company or any of its subsidiaries, or



    (ii) to another entity which is the subject of a guarantee, support agreement, letter of credit or similar arrangement or undertaking provided by the Company or any of its subsidiaries,



of all officers, Directors, employees and former officers, Directors and employees of the Company or any of its subsidiaries not entered into in connection with securities purchase programs of the Company or any of its subsidiaries was $2,416,166.



    The following table sets forth the indebtedness of Directors, executive officers and senior officers other than indebtedness pursuant to the MEIP. All dollar amounts are expressed in United States dollars unless indicated otherwise.



             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS
       AND SENIOR OFFICERS OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS



---------------------------------------------------------------------------------------------------------------
                                                  INVOLVEMENT OF          LARGEST           AMOUNT OUTSTANDING
                                                   THE COMPANY        AMOUNT OUTSTANDING         AS AT
NAME AND PRINCIPAL POSITION                     OR SUBSIDIARY (1)     DURING 1999 ($)       APRIL 1, 2000 ($)
---------------------------------------------------------------------------------------------------------------
George M. Amato (2)                             LGII is lender                751,492               764,643
---------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                              Company is lender             278,895               179,177
  Senior Vice-President, U.S. Operations (3)
---------------------------------------------------------------------------------------------------------------
Donald F. Delaney                               Company was lender            275,000                   nil
  Vice-President, Corporate Controller (4)
---------------------------------------------------------------------------------------------------------------
Peter Gray                                      LGII was lender                35,000                   nil
  Vice-President Cemetery Operations (5)
---------------------------------------------------------------------------------------------------------------
Ronald Gushulak                                 LGII is lender                 40,000                40,000
  Vice-President Funeral Operations (6)
---------------------------------------------------------------------------------------------------------------
Timothy R. Hogenkamp (7)                        LGII is lender                501,842               510,624
---------------------------------------------------------------------------------------------------------------
Kenneth E. Lee, Jr. (8)                         LGII was lender                50,000                   nil
---------------------------------------------------------------------------------------------------------------
Raymond L. Loewen (9)                           Company is lender         Cdn. 23,063           Cdn. 23,063
---------------------------------------------------------------------------------------------------------------
Loewen Development Corporation (10)             Company is lender        Cdn. 267,194          Cdn. 271,869
---------------------------------------------------------------------------------------------------------------
Donald W. Matthews (11)                         LGII is lender                 48,407                48,288
---------------------------------------------------------------------------------------------------------------
Lawrence Miller                                 LGII was lender             2,952,500                   nil
William R. Shane
Osiris Investments, L.L.C. (12)
---------------------------------------------------------------------------------------------------------------
Frank Milles (13)                               LGII was lender                75,000                   nil
---------------------------------------------------------------------------------------------------------------
Ronald P. Robertson (14)                        LGII was lender                25,000                   nil
---------------------------------------------------------------------------------------------------------------
Michael L. Schweer (15)                         LGII is lender                671,955               683,714
---------------------------------------------------------------------------------------------------------------

(1) This table and the amount of aggregate indebtedness disclosed in the paragraph immediately preceding this table do not include an amount which may become payable by Thomas C. Hardy, of New Orleans, Louisiana, to LGII pursuant to a non-recourse promissory note delivered in connection with Mr. Hardy's equity incentive agreement with LGII and Loewen Life.



(2) George M. Amato, of New York, New York, is indebted to LGII for a promissory note in the amount of $723,854, which was used for investment purposes and as a housing loan. The note bears interest at 7% per annum from April 30, 1998 and is due and payable on December 31, 2002. Mr. Amato has agreed to provide, but has not yet provided at the date hereof, security for the loan. The amounts shown in the table are net of a bonus payable in 1999 in the amount of $59,905. Mr. Amato ceased employment with the Company on December 6, 1999. The Company is seeking collection of this indebtedness.



(3) Jeffrey L. Cashner, of Montgomery, Texas, is indebted to the Company for a secured promissory note in the amount of $320,000. The note bears interest at 7% per annum from February 18, 1997 and was due and payable on February 18, 1999. Mr. Cashner repaid $68,892 of his principal indebtedness in September 1997, $37,213 in April 1999 and $38,719 in February 2000. The balance of the indebtedness and accrued interest remains unpaid. The Company intends to require this indebtedness to be repaid in the current year.



(4) Donald F. Delaney, of Blaine, Washington, was indebted to the Company for a secured promissory note in the amount of $275,000, the proceeds of which were used for a housing loan. The note was non-interest bearing.
    Mr. Delaney repaid the full amount of his indebtedness in April 1999.



(5) Peter Gray, of Conroe, Texas, was indebted to LGII for a secured promissory note in the amount of $35,000 given in connection with the purchase of a home relating to his employment at the Philadelphia office of LGII. The note bore interest at 7% per annum from October 1, 1995 and was due and payable on May 1, 2000. This note was repaid in October 1999.



(6) Ronald Gushulak, of Conroe, Texas, is indebted to LGII for a promissory note in the amount of $40,000. The note was issued in August 1995, is non-interest bearing and no payments are required until April 1, 2001 after which all after-tax incentive payments are to be applied to principal repayment.



(7) Timothy R. Hogenkamp, of Cincinatti, Ohio, is indebted to LGII for an unsecured demand loan expiring May 12, 2000 and personal advances which were primarily used for investment purposes. The loan bears interest at 8.5% per annum from May 12, 1998. The advances bear interest at 7% per annum from date of advance. The amounts shown in the table are net of a bonus payable in 1999 in the amount of $99,810. Mr. Hogenkamp ceased employment with the Company on July 8, 1999. The Company is seeking collection of this indebtedness.



(8) Kenneth E. Lee, Jr., of Doylestown, Pennsylvania, was indebted to LGII for a promissory note in the amount of $50,000 given in connection with the purchase of a home relating to his employment at the Philadelphia office of LGII. The note bore interest at 7% per annum from June 2, 1995 and was due and payable on June 2, 2000. This indebtedness was satisfied in connection with the disposition by the Company of certain cemeteries and funeral homes to an investor group led by McCown De Leeuw & Co. See Part III, Item 13.
    Mr. Lee is no longer an employee of LGII.



(9) Raymond L. Loewen is indebted to the Company in the amount of Cdn. $23,063 relating to usage costs of Company property and other expenses incurred during the period of his employment by the Company, which ceased on October 8, 1998.



(10) Loewen Development Corporation ("LDC") of Burnaby, British Columbia, a wholly-owned subsidiary of Loewen Capital Corporation, is an associate of Raymond L. Loewen and Anne Loewen (the sole shareholders of Loewen Capital Corporation). LDC is indebted to the Company in connection with the consolidation of funeral home operations as part of the initial organization of the Company. LDC entered into a loan agreement, security agreement and term promissory note on April 1, 1998 to formalize this indebtedness with interest at 7% per annum from April 1, 1998 payable quarterly with principal due on April 1, 2003. LDC suspended interest payments on this loan effective July 1, 1999. The Company is seeking collection of this indebtedness.



(11) Donald W. Matthews, of Reno, Nevada, is indebted to LGII for a promissory note in the amount of $42,000 given in connection with the purchase of a home relating to his employment at the Philadelphia office of LGII. The note bears interest at 7% per annum from February 21, 1997 and is due and payable on February 21, 2002. Mr. Matthews began paying interest on this note during 1999 and ceased employment with LGII in November 1999. The Company intends to seek collection of this note.



(12) Lawrence Miller, of Ivyland, Pennsylvania, William R. Shane, of Cherry Hill, New Jersey and Osiris Investments, L.L.C., a Delaware limited liability company of which Messrs. Miller and Shane are the sole members, were indebted to LGII for a promissory note in the amount of $2,952,500, the proceeds of which were used to repay an obligation to and purchase an obligation from Montefiore Cemetery Company Perpetual Care Fund.
    Messrs. Miller and Shane and Osiris Investments, L.L.C. were jointly and severally liable under the promissory note, which was secured by contingent payments to be made to them by LGII in connection with LGII's acquisition of Osiris Holding Corporation, a Delaware corporation of which Messrs. Miller and Shane were the majority shareholders prior to such acquisition. The note was non-interest bearing. This indebtedness was satisfied in connection with the disposition by the Company of certain cemeteries and funeral homes to an investor group led by McCown De Leeuw & Co. See Part III, Item 13.
    Messrs. Miller and Shane are no longer employees of the Company.



(13) Frank Milles, of Langhorne, Pennsylvania was indebted to LGII for a promissory note in the amount of $75,000 given in connection with the purchase of a home relating to his employment at the Philadelphia office of LGII. The note bore interest at 7% per annum from October 19, 1995 and was due and payable on July 19, 2000. This indebtedness was satisfied in connection with the disposition by the Company of certain cemeteries and funeral homes to an investor group led by McCown De Leeuw & Co. See
    Part III, Item 13. Mr. Milles is no longer an employee of LGII.



(14) Ronald P. Robertson, of Jamison, Pennsylvania, was indebted to LGII for a promissory note in the amount of $75,000 given in connection with the purchase of a home relating to his employment at the Philadelphia office of LGII. The note bore interest at 7% per annum from August 15, 1995 and was due and payable on August 15, 2000. Mr. Robertson repaid $25,000 of his principal indebtedness in October 1996 and an additional $25,000 of his principal indebtedness in December 1997. The remaining $25,000 was settled as part of a severance agreement. Mr. Robertson is no longer an employee of LGII.



(15) Michael L. Schweer, of Cincinnati, Ohio, is indebted to LGII for an unsecured demand loan expiring May 12, 2000 and personal advances, which were used for investment purposes. The loan bears interest at 8.5% per annum from May 12, 1998. The advances bear interest at 7% per annum from date of advance. Mr. Schweer ceased employment with the Company on April 18, 2000. The Company is seeking collection of this indebtedness.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



                  VOTING SHARES AND PRINCIPAL HOLDERS THEREOF



    The authorized capital of the Company consists of 990,000,000 shares divided into 750,000,000 Common Shares without par value, 40,000,000 Class A Shares without par value (the "Class A Shares") and 200,000,000 First Preferred Shares without par value of which 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred Shares, Series A ("Series A Preferred Shares"), 425,000 shares are designated as Convertible First Preferred Shares, Series B ("Series B Preferred Shares") and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred Shares, Series C ("Series C Preferred Shares"). As of March 6, 2000 there were 74,145,466 Common Shares outstanding. As of March 6, 2000, there were 8,800,000 Series C Preferred Shares outstanding. There are no Class A Shares, Series A Preferred Shares or Series B Preferred Shares outstanding. The Company has no current intention to issue Class A Shares or Series A Preferred Shares. All of the Series B Preferred Shares have been allotted for issuance pursuant to the MEIP.



    The Directors and officers of the Company are not aware of any person or company that beneficially owns, directly or indirectly, or exercises control or direction over, shares carrying more than five percent (5%) of the voting rights attached to the Common Shares of the Company as at the close of business on March 15, 2000 other than:



                                                              AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP   PERCENT OF CLASS
------------------------------------                          --------------------   ----------------
Canadian Imperial Bank of Commerce .........................      10,062,125(1)            13.6%
Commerce Court
Toronto, Ontario M5L 1A2


------------------------


(1) Information as to the number of Common Shares owned by Canadian Imperial Bank of Commerce, a Canadian chartered bank, was obtained from their
    Schedule 13G filed with the U.S. Securities and Exchange Commission on June 16, 1999.



    The following table shows: (i) the number of Common Shares beneficially owned by each of the Directors, the Named Executive Officers (as defined herein) and all Directors and executive officers as a group, as of April 1, 2000 excluding shares which such persons have the right to acquire within 60 days of April 1, 2000 but do not actually own, (ii) the number of Common Shares which each of such persons has the right to acquire within 60 days of April 1, 2000 but does not actually own, and (iii) the total number of Common Shares which each of such persons owns as of April 1, 2000 and has the right to acquire within 60 days of April 1, 2000. No Director or executive officer beneficially owns 1% or more of the Common Shares outstanding. All of the Directors and executive officers together beneficially own approximately 0.4% of the Common Shares outstanding.



    None of the Directors or Named Executive Officers is related to one another.

              SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS



------------------------------------------------------------------------------------------
                                            NUMBER OF
                                              SHARES
                                            BENEFICIALLY     RIGHT TO
                                              OWNED,          ACQUIRE       TOTAL NUMBER
                                            EXCLUDING         SHARES        OF SHARES
                                             RIGHT TO         WITHIN        BENEFICIALLY
NAME                                        ACQUIRE SHARES    60 DAYS         OWNED
------------------------------------------------------------------------------------------
DIRECTORS:

Paul A. Houston                                 --              --              --
------------------------------------------------------------------------------------------
John S. Lacey                                      434           1,000           1,434
------------------------------------------------------------------------------------------
Charles B. Loewen                               --              24,750          24,750
------------------------------------------------------------------------------------------
James D. McLennan                                7,658          22,179          29,837
------------------------------------------------------------------------------------------
Donna R. Moore                                  --              --              --
------------------------------------------------------------------------------------------
William R. Riedl                                   597           1,000           1,597
------------------------------------------------------------------------------------------
John N. Turner                                   5,003          23,024          28,027
------------------------------------------------------------------------------------------
John J. Wiesner                                 --              --              --
------------------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS WHO ARE
NOT DIRECTORS:

Jeffrey L. Cashner                                  55          12,124          12,179
------------------------------------------------------------------------------------------
Robert B. Lundgren                               9,005          --               9,005
------------------------------------------------------------------------------------------
Bradley D. Stam                                 --              20,000          20,000
------------------------------------------------------------------------------------------
Michael G. Weedon                                    5          60,000          60,005
------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS:

Michael A. Cornelissen                          --              --              --
------------------------------------------------------------------------------------------
Dwight K. Hawes                                    205          44,191          44,396
------------------------------------------------------------------------------------------
Robert G. Heywood                               --               8,695           8,695
------------------------------------------------------------------------------------------
Peter S. Hyndman                                     5          36,617          36,622
------------------------------------------------------------------------------------------
Gordon D. Orlikow                               --              --              --
------------------------------------------------------------------------------------------
Harry C.B. Rath                                      5          18,706          18,711
------------------------------------------------------------------------------------------
Nick Taylor                                     --              --              --
------------------------------------------------------------------------------------------
TOTAL: ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                             22,972         272,286         295,258
------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



    The services of Michael A. Cornelissen, Senior Vice-President, Chief Financial Officer are provided pursuant to a consulting agreement of June 30, 1999 between the Company and Cornscape Enterprises Ltd. ("Cornscape").
Mr. Cornelissen is an officer, director, and shareholder of Cornscape. Fees paid by the Company to Cornscape pursuant to the consulting agreement with respect to services provided in 1999 totalled $198,316.



    In March 1999, the Company disposed of 124 cemeteries and three funeral homes in the United States to an investor group which included Lawrence Miller and William R. Shane (formerly part of the Company's senior management) and which was led by McCown De Leeuw & Co., a private investment firm. Gross proceeds of the disposition were $193 million before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1.1 million. Additional information regarding this sale is disclosed in Notes 4, 12 and 19 of the Consolidated Financial Statements of the Company in Part II, Item 8.



            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Shares (collectively, "reporting persons") to file with the U.S. Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of the Company. Based solely upon its review of such reports and written representations from the reporting persons that Form 5 was either filed or not required to be filed by such reporting persons, the Company believes that all of the reporting persons (20 persons total) complied with the Section 16(a) filing requirements during the year ended 1999, except as follows: Brian King, William Stewart and Robert G. Heywood failed to file an Initial Statement of Beneficial Ownership on Form 3 within the 10-day period.

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

                4.38.2           First Amendment to the DIP Agreement, dated as of July 16,
                                   1999(15)

                4.38.3           Second Amendment to the DIP Agreement, dated as of
                                   August 25, 1999(16)

                4.38.4           Third Amendment to the DIP Agreement, dated as of October
                                   21, 1999(16)

                4.38.5           Fourth Amendment to the DIP Agreement, dated as of
                                   December 21, 1999(16)

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

               10.2              Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                                   subdivide the Series C Shares(3)

              *10.3              Form of Indemnification Agreement with Outside Directors(17)

              *10.4              Form of Indemnification Agreement with Officers(17)

              *10.5.1            The Loewen Group Inc. Corporate Incentive Plan(16)

              *10.5.2            The Loewen Group Inc. Operations Incentive Plan(16)

              *10.5.3            The Loewen Group Inc. Basic Employee Severance Plan(16)

              *10.5.4            The Loewen Group Inc. Executive and Other Specified Employee
                                   Severance Plan(16)

              *10.5.5            The Loewen Group Inc. Confirmation Incentive Plan(16)

              *10.5.6            The Loewen Group Inc. Retention Incentive Plan(16)

              *10.5.7            Form of Employment and Release Agreement for Corporate and
                                   Country Management(16)

              *10.5.8            Form of Employment and Release Agreement for Employees Other
                                   Than Corporate and Country Management(16)

              *10.6              1994 Management Equity Investment Plan (the "MEIP")(17)

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

               21                SUBSIDIARIES OF LOEWEN

               23                CONSENTS OF EXPERTS

               23.1              Consent of KPMG LLP

               24                POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS
                                   REPORT)

               27                FINANCIAL DATA SCHEDULE

               99                ADDITIONAL EXHIBITS

               99.1              Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc. the other individuals or
                                   entities listed on the signature pages thereof, Loewen and
                                   Blackhawk Acquisition Corp.(18)

               99.2              Put/Call Agreement, dated as of August 26, 1996, by and
                                   among Blackstone, Blackstone Offshore Capital Partners II
                                   L.P. ("Blackstone Offshore"), Blackstone Family Investment
                                   Partnership II L.P. ("Blackstone Family"), PSI Management
                                   Direct L.P. ("PSI"), LGII and Loewen(19)

               99.3              Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime
                                   Succession Holdings, Inc.), Blackstone, Blackstone
                                   Offshore, Blackstone Family, PSI and LGII(18)

               99.4              Subscription Agreement, dated as of November 19, 1996, by
                                   and among Rose Hills Holdings Corp. ("Rose Hills"),
                                   Blackstone, Blackstone Rose Hills Offshore Capital
                                   Partners L.P. ("Blackstone Rose Hills"), Blackstone
                                   Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI
                                   Management Direct, L.P. ("RHI")(20)

               99.5              Put/Call Agreement, dated as of November 19, 1996, by and
                                   among Blackstone, Blackstone Offshore, Blackstone Family,
                                   Blackstone Rose Hills, LGII, RDI, Loewen and RHI(20)

               99.6              Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
                                   Blackstone Family, RDI, LGII and RHI(20)

               99.7              Form of Letter of Transmittal(21)

               99.8              Form of Notice of Guaranteed Delivery(21)


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


(16) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 16, 2000 (File No. 1-12163)



(17) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended



(18) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)



(19) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)



(20) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)



(21) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       THE LOEWEN GROUP INC.

Dated: April 28, 2000                                  By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: April 28, 2000              /s/ PAUL A. HOUSTON
                                   ---------------------------------------------------
                                   Paul A. Houston
                                   President, Chief Executive Officer and Director
                                   (Principal Executive Officer)

Dated: April 28, 2000              /s/ MICHAEL A. CORNELISSEN*
                                   ---------------------------------------------------
                                   Michael A. Cornelissen
                                   Senior Vice-President, Chief Financial Officer
                                   (Principal Financial Officer)

Dated: April 28, 2000              /s/ DWIGHT K. HAWES*
                                   ---------------------------------------------------
                                   Dwight K. Hawes
                                   Senior Vice-President, Corporate Controller
                                   (Principal Accounting Officer)

Dated: April 28, 2000              /s/ JOHN S. LACEY*
                                   ---------------------------------------------------
                                   John S. Lacey
                                   Chairman of the Board

Dated: April 28, 2000              /s/ CHARLES B. LOEWEN*
                                   ---------------------------------------------------
                                   Charles B. Loewen
                                   Director

Dated: April 28, 2000              /s/ JAMES D. MCLENNAN*
                                   ---------------------------------------------------
                                   James D. McLennan
                                   Director

Dated: April 28, 2000              /s/ DONNA R. MOORE*
                                   ---------------------------------------------------
                                   Donna R. Moore
                                   Director

Dated: April 28, 2000              /s/ WILLIAM R. RIEDL*
                                   ---------------------------------------------------
                                   William R. Riedl
                                   Director

Dated: April 28, 2000              /s/ JOHN N. TURNER*
                                   ---------------------------------------------------
                                   The Right Honourable John N. Turner,
                                   P.C., C.C., Q.C.
                                   Director

Dated: April 28, 2000              /s/ JOHN J. WIESNER*
                                   ---------------------------------------------------
                                   John J. Wiesner
                                   Director


AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

    The undersigned is the Registrant's authorized representative in the United States.


Dated: April 28, 2000              /s/ DONALD F. DELANEY*
                                   -------------------------------------------------
                                   Donald F. Delaney
                                   Vice-President, Corporate Controller




*By:                  /s/ PAUL A. HOUSTON
            --------------------------------------
                      Paul A. Houston
                      ATTORNEY-IN-FACT