Form 10-Q
period 2000-03-31
LOEWEN GROUP INC
filed 2000-05-12
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)             OF THE SECURITIES EXCHANGE ACT OF 1934
   /X/             For the quarterly period ended March 31, 2000

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
         (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
          incorporation or organization)

 4126 NORLAND AVENUE, BURNABY, BRITISH COLUMBIA,                               V5G 3S8
                      CANADA                                                (Postal Code)
     (Address of principal executive offices)

        Registrant's telephone number, including area code: 604-299-9321

   Former name, former address and former fiscal year, if changed since last report: N/A

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /
                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of April 28, 2000 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                       PAGE
                                                                                     --------
   PART I.    FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS:

                       CONSOLIDATED BALANCE SHEETS
                       as of March 31, 2000 and December 31, 1999..................      1

                       CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                       for the Three Months Ended March 31, 2000 and 1999..........      2

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Three Months Ended March 31, 2000 and 1999..........      3

                       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........      4

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS...................................     18

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.................................................     24

   PART II.   OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS...........................................     26

              ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................     26

              ITEM 5.  OTHER INFORMATION...........................................     26

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     30

   SIGNATURES......................................................................     37

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                               MARCH 31     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash......................................................  $   88,794     $   55,166
  Receivables, net of allowances............................     197,774        198,500
  Inventories...............................................      34,404         34,850
  Prepaid expenses..........................................      12,166         12,332
                                                              ----------     ----------
                                                                 333,138        300,848
Long-term receivables, net of allowances....................     581,966        577,733
Cemetery property...........................................     918,227        923,344
Property and equipment......................................     788,056        799,813
Names and reputations.......................................     642,722        650,200
Insurance invested assets...................................     289,559        281,423
Future income tax assets....................................       4,473          5,128
Pre-arranged funeral services...............................     430,355        438,541
Other assets................................................     131,451        133,553
                                                              ----------     ----------
                                                              $4,119,947     $4,110,583
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $   93,974     $   97,637
    Long-term debt, current portion.........................      22,263         20,693
                                                              ----------     ----------
                                                                 116,237        118,330
                                                              ----------     ----------
  Long-term debt, net of current portion....................      58,362         70,511
  Other liabilities.........................................     427,186        426,019
  Insurance policy liabilities..............................     189,264        184,207
  Future income tax liabilities.............................     153,382        146,028
  Deferred pre-arranged funeral services revenue............     430,355        438,541
Liabilities subject to compromise...........................   2,278,704      2,282,601

Shareholders' equity
  Common shares.............................................   1,276,384      1,276,434
  Preferred shares..........................................     157,146        157,146
  Deficit...................................................    (982,118)    (1,004,917)
  Foreign exchange adjustment...............................      15,045         15,683
                                                              ----------     ----------
                                                                 466,457        444,346
                                                              ----------     ----------
                                                              $4,119,947     $4,110,583
                                                              ==========     ==========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)

COMMITMENTS AND CONTINGENCIES (NOTES 3, 4 AND 6)

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
                                                                    (UNAUDITED)
Revenue
  Funeral...................................................  $   161,070   $ 174,282
  Cemetery..................................................       71,228     108,770
  Insurance.................................................       24,559      23,761
                                                              -----------   ---------
                                                                  256,857     306,813
                                                              -----------   ---------
Costs and expenses
  Funeral...................................................      106,274     106,762
  Cemetery..................................................       51,634      78,713
  Insurance.................................................       19,107      19,197
                                                              -----------   ---------
                                                                  177,015     204,672
                                                              -----------   ---------
                                                                   79,842     102,141
Expenses
  General and administrative................................       17,745      26,287
  Depreciation and amortization.............................       14,571      15,768
                                                              -----------   ---------
                                                                   32,316      42,055
                                                              -----------   ---------
Earnings from operations....................................       47,526      60,086

Interest on long-term debt..................................        3,298      44,861
Reorganization costs........................................        6,939          --
Dividends on preferred securities of subsidiary.............           --       1,772
Other expenses..............................................        1,666         140
                                                              -----------   ---------
Earnings before income taxes................................       35,623      13,313
Income taxes................................................       12,824       6,386
                                                              -----------   ---------
Net earnings for the period.................................  $    22,799   $   6,927

Deficit, beginning of period................................   (1,004,917)   (539,741)
                                                              -----------   ---------
Deficit, end of period......................................  $  (982,118)  $(532,814)
                                                              ===========   =========
Basic earnings per Common share.............................  $      0.28   $    0.06

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                  (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings..............................................  $ 22,799   $   6,927
  Items not affecting cash
    Depreciation and amortization...........................    18,941      19,786
    Amortization of debt issue costs........................       928       1,401
    Future income taxes.....................................     8,146        (597)
    Losses on disposition of assets and investments.........     1,666          --
    Non-cash reorganization costs...........................       170          --
Other, including net changes in other non-cash balances.....       432     (66,615)
                                                              --------   ---------
                                                                53,082     (39,098)
                                                              --------   ---------
Investing
  Proceeds on disposition of assets and investments.........     5,752     187,143
  Purchase of property and equipment........................    (4,471)     (6,615)
  Construction of new facilities............................      (455)     (4,975)
  Purchase of insurance invested assets.....................   (36,107)    (49,869)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................    27,947      47,551
                                                              --------   ---------
                                                                (7,334)    173,235
                                                              --------   ---------
Financing
  Increase in long-term debt................................        --       4,168
  Repayment of long-term debt...............................   (11,739)   (130,216)
  Repayment of current indebtedness.........................        --     (17,440)
  Debt issue costs..........................................      (381)     (4,022)
  Preferred share dividends.................................        --      (2,157)
                                                              --------   ---------
                                                               (12,120)   (149,667)
                                                              --------   ---------
Increase (decrease) in cash.................................    33,628     (15,530)
Cash, beginning of period...................................    55,166      94,141
                                                              --------   ---------
Cash, end of period.........................................  $ 88,794   $  78,611
                                                              ========   =========

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

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada.

    On June 1, 1999 (the "Petition Date"), the Company, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware. Concurrent with the Chapter 11 filing, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and seven subsidiaries were voluntarily deleted.

    The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and its filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties.

BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles ("GAAP"). The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) Additionally, if a plan of reorganization is approved by the Bankruptcy
Courts, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the interim consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying values of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 9.

    The United States dollar is the principal currency of the Company's business and, accordingly, the interim consolidated financial statements are expressed in United States dollars.

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The interim consolidated financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1999 and should be read in conjunction therewith.

MEASUREMENT UNCERTAINTY

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, expired on December 15, 1999. The Bar Date for claims against operating entities applicable to the CCAA proceeding was extended to and expired on March 17, 2000.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The liabilities subject to compromise and debt are as follows:

                                                   MARCH 31, 2000             DECEMBER 31, 1999
                                              -------------------------   -------------------------
                                               LIABILITIES                 LIABILITIES
                                               SUBJECT TO     LONG-TERM    SUBJECT TO     LONG-TERM
                                               COMPROMISE       DEBT       COMPROMISE       DEBT
                                              -------------   ---------   -------------   ---------
                                                     (UNAUDITED)
DIP Facility................................   $       --      $    --     $       --      $ 8,000
Bank credit agreements......................      345,378           --        338,689           --
11.12% Series D senior amortizing notes
  due in 2003...............................       36,518           --         36,518           --
7.82% Series E senior amortizing notes
  due in 2004...............................       30,432           --         30,432           --
7.50% Series 1 senior notes due in 2001.....      225,000           --        225,000           --
8.25% Series 2 senior notes due in 2003.....      125,000           --        125,000           --
7.75% Series 3 senior notes due in 2001.....      125,000           --        125,000           --
8.25% Series 4 senior notes due in 2003.....      225,000           --        225,000           --
6.10% Series 5 senior notes due in 2002
  (Cdn. $200,000,000).......................      137,599           --        139,567           --
7.20% Series 6 senior notes due in 2003.....      200,000           --        200,000           --
7.60% Series 7 senior notes due in 2008.....      250,000           --        250,000           --
6.70% Pass-through Asset Trust Securities
  ("PATS") and related option liability
  recorded, due in 1999.....................      309,760           --        309,760           --
Promissory notes and capital lease
  obligations...............................       76,196       80,625         80,159       83,204
Accounts payable and accrued liabilities....       90,503           --         95,622           --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A ("MIPS").............       75,000           --         75,000           --
Executory contracts.........................       27,318           --         26,854           --
                                               ----------      -------     ----------      -------
                                                2,278,704       80,625      2,282,601       91,204
Less current portion of long-term debt......           --       22,263             --       20,693
                                               ----------      -------     ----------      -------
                                               $2,278,704      $58,362     $2,282,601      $70,511
                                               ==========      =======     ==========      =======

    Litigation against the Company and its filing subsidiaries as of June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 6(a)).

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) the Debtors. Contractual interest expense not recorded on liabilities subject to compromise totaled $43,065,000 for the three months ended March 31, 2000
(1999 -- nil).

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

    In April 2000, the Company announced that there is uncertainty as to the secured status of certain senior debt under the Collateral Trust Agreement with respect to $1,100,000,000 of senior debt issued subsequent to the execution of the Collateral Trust Agreement. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement.

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3, Series 4, Series 6 and Series 7 Senior Notes and the PATS (the "Subject Debt"). Pursuant to the agreements with lender representatives in connection with those financings, the Company and LGII have treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    The Company was recently advised that Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not entered into the collateral trustee's register or were entered with an incorrect outstanding amount. Under the terms of the Collateral Trust Agreement, these circumstances give rise to uncertainty as to the secured status of the Subject Debt. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, and PATS and, accordingly, has not made

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations. The amounts in arrears on the Company's senior debt obligations are as follows:

                                                               MARCH 31     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................    $ 29,125      $ 21,417
  11.12% Series D senior notes..............................       3,956         1,825
  7.82% Series E senior notes...............................       2,186           958
  7.50% Series 1 senior notes...............................       8,438         8,438
  8.25% Series 2 senior notes...............................       5,156         5,156
  7.75% Series 3 senior notes...............................       4,844         4,844
  8.25% Series 4 senior notes...............................       9,281         9,281
  6.10% Series 5 senior notes...............................       4,197         4,257
  7.20% Series 6 senior notes...............................      14,659        14,659
  7.60% Series 7 senior notes...............................      19,361        19,361
  6.70% PATS................................................      10,050        10,050
                                                                --------      --------
                                                                $111,253      $100,246
                                                                ========      ========
Principal payments in arrears:
  11.12% Series D senior notes..............................    $  8,571      $  8,571
  7.82% Series E senior notes...............................       7,143            --
  6.70% PATS................................................     300,000       300,000
                                                                --------      --------
                                                                $315,714      $308,571
                                                                ========      ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................    $  7,678      $  5,906
                                                                ========      ========

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). The DIP Facility was approved by the U.S. Bankruptcy Court in July 1999 and when amended in December 1999. The amended DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the amended DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The amended DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the amended DIP Facility for letters of credit is limited to a maximum of $50,000,000. As at March 31, 2000, the borrowings under the amended DIP Facility were nil and the letters of credit outstanding were $20,162,000.

    The amended DIP Facility contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, intercompany payments, capital

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) expenditures, and minimum levels of operating cash flow, gross margin and revenue. Under the terms of the amended DIP Facility, the cash and cash equivalents of the Company, LGII and its subsidiaries which have filed under Chapter 11, are generally restricted for use within this group of filed companies. In December 1999, the Company favorably renegotiated certain covenants and received approval from the lenders for initiative expenditures not contemplated when the original DIP Facility was obtained. These amendments received Bankruptcy Court approval in December 1999. The DIP Facility Agent has proposed amendments to the DIP Facility based upon the reduced credit requirements indicated in the Company's business plan presented to the Official Unsecured Creditors' Committee in February 2000. These changes include the elimination of certain financial covenants and approval of asset sales that are proposed as part of the disposition program approved by the U.S. Bankruptcy Court. The DIP Facility Agent is currently seeking approval of a reduced bank syndicate to the recommended changes to the DIP Facility.

    Currently, loans made under the amended DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit under the amended DIP Facility. A commitment fee of 0.50% is charged on the unused portion of the amended DIP Facility. Related debt issue costs have been deferred and are being amortized over the two-year life of the amended DIP Facility.

    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. LGII serves as the holding company for all United States assets and operations of the Company. The MIPS were due
August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Company and LGII. Accordingly, the MIPS have been designated as liabilities subject to compromise.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)

    LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. Summarized financial data for LGII are presented as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Income statement information:
  Revenue...................................................  $  231,935   $  276,513
  Gross margin..............................................      69,482       85,848
  Earnings from operations..................................      41,776       48,126
  Net earnings (loss).......................................      22,377      (29,276)

                                                               MARCH 31     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Balance sheet information:
  Current assets............................................  $  256,971     $  195,124
  Non-current assets........................................   3,452,294      3,456,213
                                                              ----------     ----------
  Total assets..............................................   3,709,265      3,651,337

Liabilities not subject to compromise:
  Current liabilities.......................................     105,329        104,113
  Non-current liabilities...................................   1,178,689      1,175,831
Liabilities subject to compromise...........................   3,147,467      3,115,990
                                                              ----------     ----------
Total liabilities...........................................   4,431,485      4,395,934

Shareholders' deficiency....................................    (722,220)      (744,597)

NOTE 4.  DISPOSITIONS

    In March 1999, the Company sold 124 cemeteries and three funeral homes to an investor group for gross proceeds of $193,000,000, before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1,122,000. A pre-tax asset impairment provision for long-lived assets of $301,605,000, relating to these properties, was recorded in 1998. The assets and liabilities disposed of were $244,338,000 and $67,867,000, respectively.

    During 1999, as a result of the Company's bankruptcy filings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The reviews also resulted in the identification of 371 locations as probable for sale. In January 2000, the Bankruptcy Courts approved the Company's previously-announced program for disposition of the locations identified. A further 54 locations are anticipated to be merged with existing locations. As a result of these reviews, the Company recorded a pre-tax asset impairment provision for long-lived assets of $340,068,000 in December 1999. In calculating the long-lived asset impairment provision, the Company used estimated cash flow from

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  DISPOSITIONS (CONTINUED)
operations and, for the locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties.

    The long-lived asset impairment provisions were based on management estimates. The Company continues to assess these estimates as it proceeds with the disposition of locations identified as probable for sale. As a result, actual results could differ significantly from these estimates. In addition, due to the bankruptcy proceedings, other properties, although not specifically identified, could be sold.

NOTE 5.  REORGANIZATION COSTS

    The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and CCAA:

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                                   2000
                                                              ---------------
                                                                (UNAUDITED)
Professional fees and other costs...........................      $4,975
Key Employee Retention Plan costs...........................       1,964
                                                                  ------
                                                                  $6,939
                                                                  ======

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

NOTE 6.  CONTINGENCIES

    (a) LEGAL CONTINGENCIES

    On June 1, 1999, the Company, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (In re: Loewen Group International, Inc., et al., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and seven subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3 and 5 for additional information.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES (CONTINUED)
    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See Note 3 for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the supervising court. There were no material changes to previously reported litigation, as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

    (b) INVESTMENT CONTINGENCIES -- PRIME SUCCESSION HOLDINGS, INC. ("PRIME") AND ROSE HILLS HOLDINGS CORP. ("ROSE HILLS")

    In 1998, the Company concluded that its investments in Prime and Rose Hills had suffered a decline in value that was other than temporary and wrote down its investments based on an assumed distribution of Prime's and Rose Hills' shareholders' equity. In 1999, due to the performance of Prime, the Company wrote off its remaining investment in Prime. No further write down was made to the investment in Rose Hills in 1999.

    In addition, under separate put and call agreements entered into with the majority investor of Prime and Rose Hills, the Company determined that its exercise of the call was unlikely, and the exercise of the put was likely. As a result, based on the Company's determination of the difference between the estimated put option price and the estimated fair value of the majority investor's equity in Prime and Rose Hills, the Company recorded contingent losses and corresponding liabilities. The respective contingent liabilities have been recorded in "Other liabilities," net of the carrying value of the investment in Rose Hills. Such amounts could change based on changes in the estimated future values of the businesses.

    Prime was in default as of December 31, 1999 of certain covenants related to its long-term borrowings under bank credit facilities and senior subordinated notes. There were no other material changes to the information previously reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

    (c) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to and after acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES (CONTINUED)
are covered by an indemnity by the seller or an offset to the purchase price. On a continuing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

NOTE 7.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................  $  6,159   $  2,237
    Other...................................................   (11,576)   (10,253)
  Inventories...............................................       350      1,388
  Prepaid expenses..........................................       142     (9,260)
  Amounts receivable from cemetery merchandise trusts.......   (17,197)   (30,429)
  Installment contracts, net of allowances..................    14,119      9,962
  Cemetery property.........................................       315    (20,202)
  Other assets..............................................       846      7,058
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................    (1,955)   (30,892)
  Other liabilities.........................................    (1,335)    (2,028)
  Cemetery long-term liabilities............................     4,097     13,033
  Insurance policy liabilities..............................     5,057      4,968
  Other changes in non-cash balances........................     1,410     (2,197)
                                                              --------   --------
                                                              $    432   $(66,615)
                                                              ========   ========
Supplemental information:
  Interest paid.............................................  $  1,937   $ 63,937
  Taxes paid................................................     3,330      3,355
  Bad debt expense..........................................     8,250     13,138
Non-cash investing and financing activities:
  Capital leases............................................    (1,855)      (204)

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  SEGMENTED INFORMATION

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

FOR THE THREE MONTHS ENDED MARCH 31, 2000    FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
-----------------------------------------   ----------   ----------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2000..................................    $  161,070   $   71,228   $ 24,559    $     --    $  256,857
  1999..................................       174,282      108,770     23,761          --       306,813
Earnings from operations:
  2000..................................    $   40,601   $   15,296   $  5,444    $(13,815)   $   47,526
  1999..................................        52,948       23,987      4,556     (21,405)       60,086
Total assets, as at:
  March 31, 2000 (unaudited)............    $1,959,574   $1,744,801   $297,590    $117,982    $4,119,947
  December 31, 1999.....................     1,984,739    1,745,673    290,398      89,773     4,110,583

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................  $61,341    $81,491
Other expenses of operations:
  General and administrative expenses.......................  (12,182)   (19,058)
  Depreciation and amortization.............................   (1,633)    (2,347)
                                                              -------    -------
Total earnings from operations..............................  $47,526    $60,086
                                                              =======    =======

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below:

    (a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net earnings in accordance with Canadian GAAP...............  $22,799    $ 6,927
Effects of differences in accounting for:
  Insurance operations......................................     (570)       707
  Stock options.............................................      (18)       (22)
  Cost of start-up activities...............................      124         --
                                                              -------    -------
Net earnings in accordance with U.S. GAAP...................   22,335      7,612
Other comprehensive income (loss):
  Foreign currency translation adjustments..................     (638)       (51)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period................................................      371     (7,912)
    Less: reclassification adjustment for gains included in
      earnings..............................................     (309)    (1,459)
                                                              -------    -------
Comprehensive income (loss) in accordance with U.S. GAAP....  $21,759    $(1,810)
                                                              =======    =======

    Basic earnings per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net earnings in accordance with U.S. GAAP...................  $22,335    $ 7,612
  Less provision for Preferred share dividends..............    2,270      2,182
                                                              -------    -------
Net earnings in accordance with U.S. GAAP attributable to
  Common
shareholders................................................  $20,065    $ 5,430
                                                              =======    =======
Weighted average number of shares outstanding (thousands)...   74,145     74,061
Basic earnings per Common share.............................  $  0.27    $  0.07

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 9.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (b) BALANCE SHEET

    The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                                     MARCH 31, 2000             DECEMBER 31, 1999
                                                -------------------------   --------------------------
                                                CANADIAN    UNITED STATES    CANADIAN    UNITED STATES
                                                  GAAP          GAAP           GAAP          GAAP
                                                ---------   -------------   ----------   -------------
                                                       (UNAUDITED)
Assets:
  Long-term receivables, net of allowances....  $ 581,966    $   592,044    $  577,733    $   589,840
  Cemetery property...........................    918,227        840,723       923,344        845,840
  Names and reputations.......................    642,722        647,713       650,200        655,191
  Insurance invested assets...................    289,559        274,102       281,423        263,960
  Other assets................................    131,451        159,772       133,553        161,091
Liabilities and shareholders' equity:
  Other liabilities...........................    427,186        424,742       426,019        423,384
  Insurance policy liabilities................    189,264        224,304       184,207        217,915
  Future income tax liabilities...............    153,382        132,354       146,028        125,394
  Common shares...............................  1,276,384      1,302,789     1,276,434      1,302,806
  Deficit.....................................   (982,118)    (1,037,194)   (1,004,917)    (1,059,529)
Accumulated other comprehensive income:
  Unrealized losses on securities available
    for sale, net of tax......................         --         (3,972)           --         (4,034)
  Foreign exchange adjustment.................     15,045        (13,952)       15,683        (13,314)

    (c) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB Statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's interim consolidated financial statements.

    In December 1999, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing GAAP to revenue recognition in financial statements. In March 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the second quarter of 2000. Management has not fully determined the impact of SAB 101 on the Company's interim consolidated financial statements.

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

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at April 28, 2000, the Company operated 1,097 funeral homes and 426 cemeteries throughout North America and 34 funeral homes in the United Kingdom. As at April 28, 2000, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

FINANCIAL CONDITION

BANKRUPTCY PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), Loewen, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of Loewen voluntarily filed for creditor protection and seven subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. If a plan of reorganization is approved by the Bankruptcy Courts, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. generally accepted accounting principles ("GAAP"). This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the Interim Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

    On January 24, 2000, the Company announced that the U.S. Bankruptcy Court approved the Company's disposition process in connection with its previously-announced program for disposition of non-strategic assets. Through this program, the Company intends to sell up to 371 of its approximately 1,400 U.S. funeral home and cemetery locations. A further 54 locations are anticipated to be merged with existing locations.

BASIS OF PRESENTATION

    This discussion and analysis of the Company should be read in conjunction with the Interim Consolidated Financial Statements and accompanying Notes in
Item 1 of this Form 10-Q. The results reported herein have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

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

    As detailed below, under "Liquidity and Capital Resources -- Collateral Trust Agreement," the Company announced in April 2000 that there is uncertainty as to the secured status of certain senior debt with principal aggregating
$1.1 billion. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months ended March 31, 2000 and 1999, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes which are presented as a percentage of earnings before income taxes.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segmented information is provided in
Note 8 to the Interim Consolidated Financial Statements.

                                                           THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31                MARCH 31
                                                          ---------------------   ---------------------
                                                            2000        1999        2000        1999
                                                          ---------   ---------   ---------   ---------
                                                              (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral...............................................    $161.1      $174.3       62.7        56.8
  Cemetery..............................................      71.2       108.8       27.7        35.5
  Insurance.............................................      24.6        23.7        9.6         7.7
                                                            ------      ------      -----       -----
    Total...............................................    $256.9      $306.8      100.0       100.0
                                                            ======      ======      =====       =====
Gross margin
  Funeral...............................................    $ 54.8      $ 67.5       34.0        38.7
  Cemetery..............................................      19.6        30.1       27.5        27.6
  Insurance.............................................       5.4         4.5       22.2        19.2
                                                            ------      ------
    Total...............................................      79.8       102.1       31.1        33.3

Expenses
  General and administrative............................      17.7        26.3        6.9         8.6
  Depreciation and amortization.........................      14.6        15.7        5.7         5.1
                                                            ------      ------
  Earnings from operations..............................      47.5        60.1       18.5        19.6
  Interest on long-term debt............................       3.3        44.8        1.3        14.7
  Reorganization costs..................................       6.9          --        2.7          --
  Dividends on preferred securities of subsidiary.......        --         1.8         --         0.6
  Other expenses........................................       1.7         0.2        0.6          --
  Income taxes..........................................      12.8         6.4       36.0        48.0
                                                            ------      ------
  Net earnings..........................................    $ 22.8      $  6.9        8.9         2.3
                                                            ======      ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Consolidated revenue decreased 16.3% to $256.9 million for the three months ended March 31, 2000 from $306.8 million in 1999. Management believes that the revenue decline in the funeral business was in part due to the bankruptcy filings on June 1, 1999. Cemetery revenue was significantly affected by the disposition of 124 properties at March 31, 1999 and pre-need sales contract term changes effected in the second quarter of 1999. These contract changes included shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Consolidated gross margin decreased 21.8%, to $79.8 million for the three months ended March 31, 2000 from $102.1 million in 1999, primarily due to the decline in funeral and cemetery revenues. As a percentage of revenue, consolidated gross margin decreased to 31.1% for the three months ended March 31, 2000 from 33.3% in 1999.

    Funeral revenue decreased 7.6% to $161.1 million for the three months ended March 31, 2000 from $174.3 million in 1999, primarily due to fewer funeral services and a reduced average revenue per funeral service, partly, management believes, attributable to consumer concerns caused by the bankruptcy filings. At locations in operation for all of the three months ended March 31, 1999 and 2000 ("Established Locations") the average revenue per funeral service decreased by 0.7%, while the number of funeral services performed decreased by 6.2%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 34.0% for the three months ended March 31, 2000 from 38.7% in 1999, principally as a result of lower revenue and significant fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 34.5% to $71.2 million for the three months ended March 31, 2000 from $108.8 million in 1999, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by pre-need sales contract term changes effected in the second quarter of 1999. These contract changes included shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow and, management believes, by consumer concerns caused by the bankruptcy filings in June 1999. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased slightly to 27.5% for the three months ended March 31, 2000 from 27.6% in 1999. The Company's previously announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue increased 3.4% to $24.6 million for the three months ended March 31, 2000 from $23.7 million in 1999. Overall insurance gross margin as a percentage of insurance revenue increased to 22.2% for the three months ended March 31, 2000 from 19.2% in 1999, primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes.

    General and administrative expenses were reduced 32.5%, or $8.6 million, to $17.7 million for the three months ended March 31, 2000 from $26.3 million in 1999. The decrease in general and administrative expenses for the three months ended March 31, 2000 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999, and the Company's continuing program to operate more efficiently. General and administrative expenses, as a percentage of revenue, decreased to 6.9% for the three months ended March 31, 2000 from 8.6% in 1999.

    Depreciation and amortization expenses decreased to $14.6 million for the three months ended March 31, 2000 from $15.7 million in 1999, primarily due to dispositions made in 1999. As a percentage of revenue, depreciation was 5.7% for the three months ended March 31, 2000 compared to 5.1% in 1999, primarily due to the decline in revenue.

    Interest expense on long-term debt decreased by $41.5 million to $3.3 million for the three months ended March 31, 2000 from $44.8 million in 1999. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $43.1 million for the three months ended March 31, 2000.

    Reorganization costs were $6.9 million for the three months ended March 31, 2000, primarily for professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, costs applicable to the Company's Key Employee Retention Plan, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA. Total reorganization costs since the Petition Date applicable to the Company's reorganization under Chapter 11 and CCAA amounted to $99.7 million as at March 31, 2000.

    Income tax expense consisting of current and deferred tax was $12.8 million, and the tax rate was 36% for the three months ended March 31, 2000, compared to income tax expense of $6.4 million, and a tax rate of 48% in 1999. The decrease in tax rate is primarily due to a partial utilization of valuation allowances which were placed against certain of the Company's tax assets at December 31, 1999. However, future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at March 31, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2000 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had net earnings of $22.8 million for the three months ended March 31, 2000 compared to net earnings of $6.9 million in 1999. Basic earnings per share was $0.28 for the three months ended March 31, 2000 compared to $0.06 in 1999. The increase in earnings for the three months ended March 31, 2000 was primarily due to the suspension of interest expense applicable to under-secured and unsecured debt obligations as a result of the bankruptcy filings, and lower general and administrative expense, partially offset by lower funeral and cemetery gross margins, reorganization costs, and increased income tax expense.

    The Company's statement of cash flows for the three months ended March 31, 2000 reflects cash provided from operations of $53.1 million, compared to cash applied of $39.1 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the bankruptcy filings and the improved cash flow from cemetery operations.

DISPOSITIONS

    In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the Bankruptcy Courts approved the Company's disposition process for the locations identified. The Company received over 250 letters of intent for various groups of these properties, and now has formal bids for the majority of the properties offered for sale. Potential buyers have commenced due diligence and initial negotiations. A further 54 locations are anticipated to be merged with existing locations.

    In March 1999, the Company completed the sale of 124 cemeteries and three funeral homes. The Company received gross proceeds of $193.0 million, before purchase price adjustments and transaction costs.

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

    Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, are parties to the $200 million revolving credit agreement (the "DIP Facility"). The DIP Facility was approved by the U.S. Bankruptcy Court in July 1999 and when amended in December 1999. The DIP Facility has a term of two years and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings. The DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. Use of the DIP Facility for letters of credit is limited to a maximum of $50 million.

    The DIP Facility Agent has proposed further amendments to the DIP Facility based upon the reduced credit requirements indicated in the Company's business plan presented to the Official Unsecured

Creditors' Committee in February 2000. See Note 3 of the Interim Consolidated Financial Statements for further information.

    Loans made under the amended DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit under the amended DIP Facility. A commitment fee of 0.50% is charged on the unused portion of the amended DIP Facility. Related debt issue costs have been deferred and are being amortized over the two-year life of the amended DIP Facility. The Company believes that sufficient cash resources currently exist to satisfy its near-term obligations. As at March 31, 2000, the borrowings under the DIP Facility were nil and the letters of credit outstanding were $20.2 million.

    In addition, the Company has taken steps to improve profitability and cash flow throughout the organization, including a review of its cemetery pre-need sales strategy. To improve cash flow, the Company implemented changes to the terms and conditions of cemetery pre-need sales in the second quarter of 1999. These changes included: setting contract term thresholds; adjusting sales force compensation for sales with certain terms; and eliminating certain types of contracts in jurisdictions with poor cash flow characteristics after trusting obligations are considered.

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations, unless the leases are rejected by the Debtors. Contractual interest expense not recorded on liabilities subject to compromise totaled $43.1 million for the three months ended March 31, 2000 (1999 -- nil).

    As detailed below under "Collateral Trust Agreement," the Company announced in April 2000 that there is uncertainty as to the secured status of certain senior debt with aggregate principal of $1.1 billion. The Company has treated the related debt as secured under the collateral trust agreement, as described below.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    The Company's balance sheet at March 31, 2000 as compared to December 31, 1999, reflects changes from ongoing operating activities.

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

    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

RESTRICTIONS

    The DIP Facility, as amended, contains various financial and other restrictive covenants including, among other things, limitations on asset sales, additional indebtedness, capital expenditures, and minimum levels of operating cash flow, gross margin and revenue. Under the terms of the DIP Facility, the cash of the Company, LGII and the subsidiaries which have filed under Chapter 11, is generally restricted for use within this group of filed companies. In December 1999, the Company favorably renegotiated certain covenants and received approval from the lenders for initiative expenditures not contemplated when the original DIP Facility was obtained. These amendments received Bankruptcy Court approval in December 1999. The DIP Facility Agent has proposed amendments to the DIP Facility based upon the reduced credit requirements indicated in the Company's business plan presented to the Official Unsecured Creditors' Committee in February 2000. These changes include the elimination of certain financial covenants and approval of asset sales that are proposed as part of the disposition program approved by the U.S. Bankruptcy Court. The DIP Facility Agent is currently seeking approval of a reduced bank syndicate to the recommended changes to the DIP Facility. As at April 28, 2000, there were no funded advances under the DIP Facility.

    The Company's insurance subsidiaries, which have not filed for protection under Chapter 11, are also subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    As a result of the Company's bankruptcy filings on the Petition Date, virtually all of the Company's fixed and floating rate debt instruments are in default. Such obligations have been reclassified as liabilities subject to compromise and will not be settled until a plan of reorganization is confirmed by the Bankruptcy Courts. These material limitations restrict the Company's ability to fully reflect the net market risk exposure of these instruments. Accordingly, information about fair values and scheduled repayments of the debt obligations has been omitted. In addition, all interest rate derivatives previously held by the Company have been terminated and a liability has been recorded if necessary. Comparative information for the prior year has similarly been omitted as the information is no longer meaningful due to the bankruptcy proceedings.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    On June 1, 1999, the Company, 869 U.S. subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and seven subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3 and 5 to the Interim Consolidated Financial Statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. On July 16, 1999, the U.S. Bankruptcy Court approved the DIP Facility. See Note 3 to the Interim Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facility.

    As a result of the bankruptcy filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the supervising court. There were no material changes to previously reported litigation as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    The amounts in default and arrears on the Company's senior debt obligations, including dividends in arrears, are provided in Note 3 to the Interim Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION

STOCK EXCHANGE LISTINGS

    The Common shares of Loewen trade on The Toronto Stock Exchange ("TSE") under the symbol "LWN." Until March 3, 2000, the Common shares were also listed on The New York Stock Exchange ("NYSE").

    During 1999, new standards for continued listing of securities on the NYSE were adopted. The new continued listing standards are: (i) total market capitalization and shareholders' equity of not less than $50 million;
(ii) total market capitalization of not less than $15 million over a 30-day trading period; and (iii) minimum share price of $1.00 over a 30-day trading period.

    The Company was unable to meet the required minimum $1.00 criterion, and trading of its Common shares and MIPS were suspended by the NYSE on March 3, 2000. On April 13, 2000, the NYSE delisted the Company's Common shares and the MIPS.

RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB Statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's Interim Consolidated Financial Statements.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the second quarter of 2000.

    Industry discussions with the SEC continue, in an effort to clarify the application of SAB 101. The Company has taken the position that it would be preferable to amend certain of its accounting policies to better match pre-need revenue recognition with the delivery of goods and services and, generally align revenue recognition more closely with cash flows.

    Currently, the Company anticipates its proposed pre-need revenue recognition policies would:

    - Recognize sales of pre-arranged funerals and pre-need cemetery merchandise and services at time of delivery or performance of services, including amounts not required to be trusted;

    - Recognize sales of pre-need cemetery spaces proportionally as cash is received; and

    - Expense immediately selling expenses incurred in connection with sales of pre-arranged funerals and pre-need cemetery merchandise, services, and spaces.

    These proposed policies reflect the Company's best understanding of acceptable accounting policies under SAB 101 at this time. Accordingly, these policies are subject to change as the SEC clarifies its position and the Company completes further analysis. The Company plans to adopt revised pre-need revenue recognition policies in the second quarter of 2000 retroactive to January 1, 2000.

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the SEC and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and
Section 21E(i) of the Securities Exchange Act of 1934. Shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-Q, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Interim Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and CCAA bankruptcy proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

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

    2. BANKRUPTCY PROCEEDINGS. The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. If the plan of reorganization receives all requisite approvals, the Company will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. If the reorganization plan is approved and the Company emerges from bankruptcy, the carrying value of assets and liabilities recorded in the Company's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the consolidated balance sheet at March 31, 2000.

    During the pendency of the reorganization proceedings, the Company is implementing operational and system improvements. In particular, a new cemetery contract management system is being implemented in the cemetery operations on a location by location basis to improve the recording and tracking of individual pre-need contracts. Management believes the new cemetery contract management system will: (i) improve the timeliness of and access to operational and financial information; (ii) reduce administrative costs; (iii) provide for improved trust efficiencies, and (iv) improve the estimation of merchandise and service liabilities. Further adjustments may be made to the estimation of cemetery merchandise and service liabilities as the cemetery contract management system is implemented.

    In April 2000, the Company announced that under the collateral trust agreement among the Company, LGII and their senior lenders (the "Collateral Trust Agreement"), there is uncertainty as to the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1.1 billion (see Note 3 to the Interim Consolidated Financial Statements for additional information regarding the terms of the Subject Debt). Under the Collateral Trust Agreement, senior lenders share certain collateral and guarantees on a pari passu basis. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured.

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

    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

    3. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue is also affected by the level of dispositions and acquisitions. The Company's intention to dispose of 201 funeral homes and 170 cemeteries identified as probable for sale in December 1999, will result in a significant reduction in future revenue. Revenue may also be affected by the negative implications associated with the bankruptcy proceedings.

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

    Future income and losses, and the disposition of certain locations may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at March 31, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

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

               4.5.2             First Amendment to the MEIP Credit Agreement, dated as of
                                   December 2, 1996(7)

               4.5.3             Second Amendment to the MEIP Credit Agreement, dated as of
                                   April 30, 1997(7)

               4.5.4             Third Amendment to the MEIP Credit Agreement, dated as of
                                   May 21, 1997(8)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

               4.38.2            First Amendment to the DIP Agreement, dated as of July 16,
                                   1999(15)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

              10.2               Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                                   subdivide the Series C Shares(3)

              10.3*              Form of Indemnification Agreement with Outside Directors(17)

              10.4*              Form of Indemnification Agreement with Officers(17)

              10.5.1*            The Loewen Group Inc. Corporate Incentive Plan(16)

              10.5.2*            The Loewen Group Inc. Operations Incentive Plan(16)

              10.5.3*            The Loewen Group Inc. Basic Employee Severance Plan(16)

              10.5.4*            The Loewen Group Inc. Executive and Other Specified Employee
                                   Severance Plan(16)

              10.5.5*            The Loewen Group Inc. Confirmation Incentive Plan(16)

              10.5.6*            The Loewen Group Inc. Retention Incentive Plan(16)

              10.5.7*            Form of Employment and Release Agreement for Corporate and
                                   Country Management(16)

              10.5.8*            Form of Employment and Release Agreement for Employees Other
                                   Than Corporate and Country Management(16)

              10.6*              1994 Management Equity Investment Plan (the "MEIP")(17)

              10.7*              Form of Executive Agreement executed by participants in the
                                   MEIP(9)

              10.8*              1994 Outside Director Compensation Plan, as restated and
                                   amended as at January 9, 1997, and further amended as at
                                   June 25, 1998(5)

              10.9*              Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(5)

              10.10*             Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(5)

              10.11*             Form of Stay Put Bonus Plan Letters, dated February 26,
                                   1999(5)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
              10.12*             Employment Agreement, dated April 12, 1991, by and between
                                   Loewen and Dwight Hawes(1)

              10.13*             Consulting Agreement, dated July 18, 1994, by and between
                                   Loewen and Charles B. Loewen, LGII, and Corporate Services
                                   International Inc.(1)

              10.14*             Resignation and Release Agreement, effective June 10, 1996, by and between Loewen, LGII and Robert O. Wienke(6)

              10.15*             Employment Agreement, dated October 31, 1997, by and between
                                   Loewen and Michael G. Weedon(8)

              10.16*             Employment Agreement, dated January 30, 1998, by and between
                                   Loewen and Brad Stam(8)

              10.17*             Employment Agreement, dated October 26, 1998, by and between
                                   Loewen and Peter S. Hyndman(5)

              10.18.1*           Employment Agreement, dated November 30, 1998, by and
                                   between Loewen and Robert Lundgren(5)

              10.18.2*           Indemnification Agreement, dated February 3, 1999, by and
                                   between Loewen and Robert Lundgren(5)

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

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

(B) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the first quarter of fiscal 2000:

      FILING DATE                 ITEM NUMBER            DESCRIPTION
      -----------                 --------------------   ------------------------------------------
      January 25, 2000 (dated     Item 5. Other Events   Press release announcing the United States
      January 24, 2000)                                  Bankruptcy Court's approval of Loewen's
                                                         proposed asset disposition program
      February 11, 2000 (dated    Item 5. Other Events   Press release announcing the appointment
      February 9, 2000)                                  of two new directors
      February 25, 2000 (dated    Item 5. Other Events   Press release announcing 1999 financial
      February 21, 2000)                                 results

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LOEWEN GROUP INC.

Dated: May 11, 2000    /s/ MICHAEL A. CORNELISSEN
                       --------------------------------------------------
                       Michael A. Cornelissen
                       SENIOR VICE-PRESIDENT, CHIEF FINANCIAL OFFICER
                       (PRINCIPAL FINANCIAL OFFICER)

Dated: May 11, 2000    /s/ DWIGHT K. HAWES
                       --------------------------------------------------
                       Dwight K. Hawes
                       SENIOR VICE-PRESIDENT, CORPORATE CONTROLLER
                       (PRINCIPAL ACCOUNTING OFFICER)