Form 10-Q
period 2000-06-30
LOEWEN GROUP INC
filed 2000-08-10
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)             OF THE SECURITIES EXCHANGE ACT OF 1934
   /X/              For the quarterly period ended June 30, 2000

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
         (State or other jurisdiction of                       (I.R.S. Employer Identification Number)
          incorporation or organization)

          4126 NORLAND AVENUE, BURNABY,                                        V5G 3S8
             BRITISH COLUMBIA, CANADA                                       (Postal Code)
     (Address of principal executive offices)

        Registrant's telephone number, including area code: 604-299-9321

   (Former name, former address and former fiscal year, if changed since last report): N/A

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

    The number of outstanding Common shares as of July 31, 2000 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                       PAGE
                                                                                     --------
   PART I.    FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS:

                       CONSOLIDATED BALANCE SHEETS
                       as of June 30, 2000 and December 31, 1999...................      1

                       CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                       for the Three Months Ended June 30, 2000 and 1999 and
                       the Six Months Ended June 30, 2000 and 1999.................      2

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Three Months Ended June 30, 2000 and 1999 and
                       the Six Months Ended June 30, 2000 and 1999.................      3

                       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........      4

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS...................................     21

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.................................................     31

   PART II.   OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS...........................................     33

              ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................     34

              ITEM 5.  OTHER INFORMATION...........................................     34

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     37

   SIGNATURES......................................................................     44

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                JUNE 30     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash......................................................  $   121,570   $    55,166
  Receivables, net of allowances............................      191,646       198,500
  Inventories...............................................       33,481        34,850
  Prepaid expenses..........................................       10,374        12,332
                                                              -----------   -----------
                                                                  357,071       300,848
Long-term receivables, net of allowances....................      577,858       577,733
Cemetery property...........................................      893,996       923,344
Property and equipment......................................      721,380       799,813
Names and reputations.......................................      622,562       650,200
Insurance invested assets...................................      295,022       281,423
Future income tax assets....................................        3,486         5,128
Pre-arranged funeral services...............................      429,538       438,541
Other assets................................................      130,242       133,553
                                                              -----------   -----------
                                                              $ 4,031,155   $ 4,110,583
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $    93,093   $    97,637
    Long-term debt, current portion.........................       24,530        20,693
                                                              -----------   -----------
                                                                  117,623       118,330
                                                              -----------   -----------
  Long-term debt, net of current portion....................       57,004        70,511
  Other liabilities.........................................      423,228       426,019
  Insurance policy liabilities..............................      194,043       184,207
  Future income tax liabilities.............................      144,479       146,028
  Deferred pre-arranged funeral services revenue............      429,538       438,541
Liabilities subject to compromise...........................    2,277,360     2,282,601

Shareholders' equity
  Common shares.............................................    1,276,414     1,276,434
  Preferred shares..........................................      157,144       157,146
  Deficit...................................................   (1,058,464)   (1,004,917)
  Foreign exchange adjustment...............................       12,786        15,683
                                                              -----------   -----------
                                                                  387,880       444,346
                                                              -----------   -----------
                                                              $ 4,031,155   $ 4,110,583
                                                              ===========   ===========
BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (NOTE 1)

COMMITMENTS AND CONTINGENCIES (NOTES 3, 4 AND 6)

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30                   JUNE 30
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                -----------   ---------   -----------   ---------
                                                      (UNAUDITED)               (UNAUDITED)
Revenue
  Funeral.....................................  $   139,538   $ 147,807   $   300,608   $ 322,089
  Cemetery....................................       55,138      87,802       126,366     196,572
  Insurance...................................       24,176      23,860        48,735      47,621
                                                -----------   ---------   -----------   ---------
                                                    218,852     259,469       475,709     566,282
                                                -----------   ---------   -----------   ---------
Costs and expenses
  Funeral.....................................      100,877     103,631       207,151     210,393
  Cemetery....................................       42,440      69,509        94,074     148,222
  Insurance...................................       19,144      18,660        38,251      37,857
                                                -----------   ---------   -----------   ---------
                                                    162,461     191,800       339,476     396,472
                                                -----------   ---------   -----------   ---------
                                                     56,391      67,669       136,233     169,810
Expenses
  General and administrative..................       18,251      23,683        35,996      49,970
  Depreciation and amortization...............       14,658      15,534        29,229      31,302
  Provision for asset impairment..............       92,031      15,112        92,031      15,112
                                                -----------   ---------   -----------   ---------
                                                    124,940      54,329       157,256      96,384
                                                -----------   ---------   -----------   ---------
Earnings (loss) from operations...............      (68,549)     13,340       (21,023)     73,426

Interest on long-term debt....................        3,197      32,139         6,495      77,000
Reorganization costs..........................        7,484      67,163        14,423      67,163
Dividends on preferred securities of
  subsidiary..................................           --       1,199            --       2,971
Other expenses................................          518      13,813         2,184      13,953
                                                -----------   ---------   -----------   ---------
Loss before income taxes......................      (79,748)   (100,974)      (44,125)    (87,661)
Income taxes..................................       (3,402)      4,356         9,422      10,742
                                                -----------   ---------   -----------   ---------
Net loss for the period.......................  $   (76,346)  $(105,330)  $   (53,547)  $ (98,403)

Deficit, beginning of period..................     (982,118)   (532,814)   (1,004,917)   (539,741)
                                                -----------   ---------   -----------   ---------
Deficit, end of period........................  $(1,058,464)  $(638,144)  $(1,058,464)  $(638,144)
                                                ===========   =========   ===========   =========
Basic loss per Common share...................  $     (1.06)  $   (1.44)  $     (0.78)  $   (1.38)

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              THE LOEWEN GROUP INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     --------------------   --------------------
                                                       2000       1999        2000       1999
                                                     --------   ---------   --------   ---------
                                                         (UNAUDITED)            (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss.........................................  $(76,346)  $(105,330)  $(53,547)  $ (98,403)
  Items not affecting cash
    Depreciation and amortization..................    18,942      19,417     37,883      39,203
    Amortization of debt issue costs...............     1,037       1,358      1,965       2,759
    Provision for asset impairment.................    92,031      15,112     92,031      15,112
    Future income taxes............................    (7,679)     (3,155)       467      (3,752)
    Losses on disposition of assets and
      investments..................................       518      13,813      2,184      13,953
    Non-cash reorganization costs..................       158      58,643        328      58,643
  Other, including net changes in other non-cash
    balances.......................................    12,504      21,967     12,936     (44,788)
                                                     --------   ---------   --------   ---------
                                                       41,165      21,825     94,247     (17,273)
                                                     --------   ---------   --------   ---------
Investing
  Purchase of insurance invested assets............   (14,714)    (44,242)   (50,821)    (94,111)
  Proceeds on disposition and maturities of
    insurance invested assets......................     8,893      44,319     36,840      91,870
  Proceeds on disposition of assets and
    investments....................................     3,890       5,693      9,642     192,836
  Purchase of property and equipment...............    (3,168)     (6,118)    (7,639)    (12,733)
  Construction of new facilities...................      (408)     (3,072)      (863)     (8,047)
                                                     --------   ---------   --------   ---------
                                                       (5,507)     (3,420)   (12,841)    169,815
                                                     --------   ---------   --------   ---------
Financing
  Increase in long-term debt.......................        --       2,118         --       6,286
  Repayment of long-term debt......................    (2,477)     (2,710)   (14,216)   (132,926)
  Repayment of current indebtedness................        --      (9,330)        --     (26,770)
  Debt issue costs.................................      (405)     (2,031)      (786)     (6,054)
  Preferred share dividends........................        --          --         --      (2,156)
                                                     --------   ---------   --------   ---------
                                                       (2,882)    (11,953)   (15,002)   (161,620)
                                                     --------   ---------   --------   ---------
Increase (decrease) in cash........................    32,776       6,452     66,404      (9,078)
Cash, beginning of period..........................    88,794      78,611     55,166      94,141
                                                     --------   ---------   --------   ---------
Cash, end of period................................  $121,570   $  85,063   $121,570   $  85,063
                                                     ========   =========   ========   =========

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

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and its filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

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

    The interim consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these interim consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things,

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of a debtor-in-possession revolving credit facility, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada, which in the case of the Company, generally conform with those established in the United States, except as explained in Note 10.

    The United States dollar is the principal currency of the Company's business and, accordingly, the interim consolidated financial statements are expressed in United States dollars.

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended
December 31, 1999 and should be read in conjunction therewith.

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) approval by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, expired on December 15, 1999. The Bar Date for claims against operating entities applicable to the CCAA proceedings was extended to and expired on March 17, 2000. In June 2000, the Company filed amended schedules identifying additional potential creditors, for which the Bar Date was set at July 14, 2000.

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

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total may vary significantly from the stated amount of proofs of claim that are filed with the Bankruptcy Courts, and may be subject to future adjustment depending on Bankruptcy Court action, further developments or resolution with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may also arise from the rejection of executory contracts by the Debtors.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The liabilities subject to compromise and debt are as follows:

                                                         JUNE 30, 2000           DECEMBER 31, 1999
                                                    -----------------------   -----------------------
                                                    LIABILITIES               LIABILITIES
                                                    SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                    COMPROMISE      DEBT      COMPROMISE      DEBT
                                                    -----------   ---------   -----------   ---------
                                                          (UNAUDITED)
DIP Facilities....................................  $       --     $    --    $       --     $ 8,000
Bank credit agreements............................     345,304          --       338,689          --
11.12% Series D senior amortizing notes due in
  2003............................................      36,968          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004............................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001...........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003...........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001...........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003...........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002
  (Cdn. $200,000,000).............................     135,199          --       139,567          --
7.20% Series 6 senior notes due in 2003...........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008...........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities ("PATS")
  and related option liability recorded, due in
  1999............................................     309,760          --       309,760          --
Promissory notes and capital lease obligations....      76,191      81,534        80,159      83,204
Accounts payable and accrued liabilities..........      91,073          --        95,622          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A ("MIPS")...................      75,000          --        75,000          --
Executory contracts...............................      27,433          --        26,854          --
                                                    ----------     -------    ----------     -------
                                                     2,277,360      81,534     2,282,601      91,204
Less current portion of long-term debt............          --      24,530            --      20,693
                                                    ----------     -------    ----------     -------
                                                    $2,277,360     $57,004    $2,282,601     $70,511
                                                    ==========     =======    ==========     =======

    Litigation against the Company and its filing subsidiaries as of June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 6(a)).

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) expense not recorded on liabilities subject to compromise totaled $43,352,000 for the three months ended June 30, 2000 (1999 -- $13,718,000), and $86,417,000 for the six months ended June 30, 2000 (1999 -- $13,718,000).

    In 1996, the Company, Loewen Group International, Inc. ("LGII") and a trustee entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank credit agreements as well as the holders of certain letters of credit.

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3, Series 4, Series 6 and Series 7 Senior Notes and the PATS (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1,100,000. In April 2000, the Company announced that there is uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Company and LGII have treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the Chapter 11 and CCAA bankruptcy filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) under-secured debt obligations. The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                                JUNE 30     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................    $ 42,715      $ 21,417
  11.12% Series D senior notes..............................       3,956         1,825
  7.82% Series E senior notes...............................       2,186           958
  7.50% Series 1 senior notes...............................      17,191         8,438
  8.25% Series 2 senior notes...............................      10,525         5,156
  7.75% Series 3 senior notes...............................       9,875         4,844
  8.25% Series 4 senior notes...............................      18,945         9,281
  6.10% Series 5 senior notes...............................       8,373         4,257
  7.20% Series 6 senior notes...............................      22,387        14,659
  7.60% Series 7 senior notes...............................      29,597        19,361
  6.70% PATS................................................      10,050        10,050
                                                                --------      --------
                                                                $175,800      $100,246
                                                                ========      ========
Principal payments in arrears:
  11.12% Series D senior notes..............................    $  8,571      $  8,571
  7.82% Series E senior notes...............................       7,143            --
  6.70% PATS................................................     300,000       300,000
                                                                --------      --------
                                                                $315,714      $308,571
                                                                ========      ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................    $  9,450      $  5,906
                                                                ========      ========

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). On May 24, 2000, the Company, LGII and all of its U.S. debtor subsidiaries entered into a new debtors-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility, which will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings, contains fewer and less onerous financial covenants than the DIP Facility. The credit limit was reduced to $100,000,000 and the number of participating banks was reduced from 15 to seven. The material covenants that remain are restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50,000,000. The New DIP Facility matures on June 30, 2001 and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at June 30, 2000, the borrowings under the New DIP Facility were nil and the letters of credit outstanding were $20,091,000.

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

    LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. Summarized financial data for LGII are presented as follows:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     --------------------   --------------------
                                                       2000       1999        2000       1999
                                                     --------   ---------   --------   ---------
                                                         (UNAUDITED)            (UNAUDITED)
Income statement information:
  Revenue..........................................  $196,556   $ 231,630   $428,491   $ 508,143
  Gross margin.....................................    49,884      52,514    119,366     138,362
  Earnings from operations.........................   (66,209)     10,247    (24,433)     58,373
  Net loss.........................................   (71,808)   (115,638)   (49,431)   (144,914)

                                                                JUNE 30     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Balance sheet information:
  Current assets............................................  $  288,191     $  195,124
  Non-current assets........................................   3,379,048      3,456,213
                                                              ----------     ----------
  Total assets..............................................   3,667,239      3,651,337

Liabilities not subject to compromise:
  Current liabilities.......................................     106,571        104,113
  Non-current liabilities...................................   1,206,678      1,175,831
Liabilities subject to compromise...........................   3,148,018      3,115,990
                                                              ----------     ----------
Total liabilities...........................................   4,461,267      4,395,934

Shareholders' deficiency....................................    (794,028)      (744,597)

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

    During 1999, as a result of the Company's bankruptcy filings and operating performance decline, the Company conducted extensive reviews of each of its operating locations, resulting in a pre-tax asset impairment provision for long-lived assets of $340,068,000. In calculating the long-lived asset impairment provision, the Company used estimated cash flow from operations for properties anticipated to be held for their remaining life and, for locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties.

    The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations. In January 2000, the Bankruptcy Courts approved the Company's program for disposition.

    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. The asset impairment provision has reduced funeral property by $41,636,000, cemetery property by $39,716,000 and names and reputations by $10,679,000.

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

NOTE 5.  REORGANIZATION COSTS

    The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and CCAA:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30                JUNE 30
                                                          --------------------   -------------------
                                                            2000       1999        2000       1999
                                                          --------   ---------   --------   --------
                                                              (UNAUDITED)            (UNAUDITED)
Executory contracts submitted for rejection.............   $  141     $27,228    $   141    $27,228
Deferred debt issue costs written off...................      173      21,655        173     21,655
PATS option liability recorded..........................       --       9,760         --      9,760
Key Employee Retention Plan costs.......................    1,413          --      3,377         --
Professional fees and other costs.......................    5,757       8,520     10,732      8,520
                                                           ------     -------    -------    -------
                                                           $7,484     $67,163    $14,423    $67,163
                                                           ======     =======    =======    =======

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  REORGANIZATION COSTS (CONTINUED)

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

    BANKRUPTCY FILINGS

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

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession and are parties to the New DIP Facility, a $100,000,000 revolving credit agreement that has been approved by the U.S. Bankruptcy Court (Note 3). An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings.

    As a result of the Chapter 11 and CCAA filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the applicable Bankruptcy Court.

    LOUISIANA LAWSUITS

    In July 2000, five lawsuits were filed in Louisiana against various insurance companies asserting similar claims and seeking class action certification. Security Industrial Insurance Company ("Security Industrial"), one of the Company's subsidiaries, is a defendant in these lawsuits. Security Industrial is one of the Company's insurance subsidiaries that has been excluded from the bankruptcy filings and, as a result, litigation involving Security Industrial is not subject to automatic stay.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES (CONTINUED)
    The five lawsuits are:

    - ALEXANDER ET AL. V. SECURITY INDUSTRIAL, filed in the 16th Judicial District Court, Parish of St. Martin, Louisiana (62573-C), by the same plaintiffs' attorneys identified in the Beverly Case below (the "Alexander Case");

    - BEVERLY ET AL. V. UNION NATIONAL ET AL., filed in the United States District Court, Western District of Louisiana (CV00-1633L-0), in which Security Industrial, Union National Insurance Co., United Insurance Company of America, and Unitrin, Inc. (d/b/a Trinity Universal Insurance Company) are named defendants (the "Beverly Case");

    - COTHRAN ET AL. V. SECURITY INDUSTRIAL ET AL., filed in the First Judicial District Court, Caddo Parish, Louisiana (451548-B), in which Security Industrial, Union National Life Insurance Company, First National Life Insurance Company, Commonwealth Life Insurance Company/Monumental Life Insurance Company, United Insurance Company of America and Unitrin, Inc. are named as defendants (the "Cothran Case");

    - SMITH ET AL. V. SECURITY INDUSTRIAL, filed in the Civic District Court, Parish of Orleans (2000-11168), in which Security Industrial, is the sole named defendant (the "Smith Case"); and

    - SUTHERLAND ET AL. V. UNITED INSURANCE CO. OF AMERICA ET AL., filed in the United States District Court, Eastern District of Louisiana (00-2076), in which Security Industrial, Union National Insurance Co., and United Insurance Company of America are named defendants (the "Sutherland Case").

    Except as noted below, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorneys' fees. The plaintiffs in the Alexander Case, the Cothran Case and the Smith Case also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The Beverly Case and the Sutherland Case, which have been filed in Federal court, include an allegation that defendants violated the Civil Rights Act of 1866 (42 U.S.C. 1981), which provides for punitive damages in certain circumstances.

    On August 3, 2000, the defendants in the Alexander Case and the Cothran Case removed their respective cases to the United States District Court, Western District and Security Industrial removed the Smith Case to the United States District Court, Eastern District.

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

NOTE 6.  CONTINGENCIES (CONTINUED)
    OTHER

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

    On July 12, 2000, Prime voluntarily filed a petition for creditor protection under Chapter 11 in the U.S. Bankruptcy Court. Prime announced that it has an agreement in place with major creditors with respect to a plan of reorganization.

    On July 14, 2000, Prime and its affiliated Chapter 11 debtors filed their proposed plan of reorganization. The plan of reorganization, as filed, contemplates the distribution of warrants to purchase new common stock in reorganized Prime, to existing holders of Prime preferred stock and no distribution to holders of Prime common stock. The plan of reorganization is subject to approval by the bankruptcy court and affected parties.

    There were no other material changes to the information previously reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

(c) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. The Company's policies are designed to control environmental risk upon acquisition through extensive due diligence and corrective measures taken prior to and after acquisition. Management

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES (CONTINUED)
endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price. On a continuing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

NOTE 7.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                           (UNAUDITED)           (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade............................................  $  3,817   $(16,711)  $  9,976   $(14,474)
    Other............................................    (4,051)    20,788    (15,627)    10,535
  Inventories........................................       813       (258)     1,163      1,130
  Prepaid expenses...................................     1,758      1,906      1,900     (7,354)
  Amounts receivable from cemetery merchandise
    trusts...........................................   (11,860)   (22,811)   (29,057)   (53,240)
  Installment contracts, net of allowances...........    21,159      7,919     35,278     17,881
  Cemetery property..................................    (2,335)     3,475     (2,020)   (16,727)
  Other assets.......................................       315    (11,017)     1,161     (3,959)
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities...........      (364)    24,417     (2,319)    (6,475)
  Other liabilities..................................    (1,543)     3,945     (2,878)     1,917
  Cemetery long-term liabilities.....................      (490)     1,710      3,607     14,743
  Insurance policy liabilities.......................     4,779      3,964      9,836      8,932
  Other changes in non-cash balances.................       506      4,640      1,916      2,303
                                                       --------   --------   --------   --------
                                                       $ 12,504   $ 21,967   $ 12,936   $(44,788)
                                                       ========   ========   ========   ========
Supplemental information:
  Interest paid......................................  $  1,708   $ 13,929   $  3,645   $ 77,866
  Taxes paid.........................................     6,397      4,002      9,727      7,357
  Bad debt expense...................................     6,393     11,472     14,643     24,610
Non-cash investing and financing activities:
  Non-cash debt and share consideration on
    acquisitions.....................................        --      2,280         --      2,280
  Capital leases.....................................    (2,232)       (70)    (4,087)      (274)

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

FOR THE THREE MONTHS ENDED JUNE 30, 2000    FUNERAL    CEMETERY   INSURANCE    OTHER     CONSOLIDATED
----------------------------------------    --------   --------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2000....................................  $139,538   $ 55,138    $24,176    $     --     $218,852
  1999....................................   147,807     87,802     23,860          --      259,469
Earnings (loss) from operations:
  2000....................................  $(29,097)  $(25,466)   $ 5,025    $(19,011)    $(68,549)
  1999....................................    28,338     (2,191)     5,193     (18,000)      13,340

    The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $(49,538)  $31,340
Other expenses of operations:
  General and administrative expenses.......................   (17,351)  (15,684)
  Depreciation and amortization.............................    (1,660)   (2,316)
                                                              --------   -------
Total earnings (loss) from operations.......................  $(68,549)  $13,340
                                                              ========   =======

FOR THE SIX MONTHS ENDED JUNE 30, 2000    FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------   ----------   ----------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2000................................   $  300,608   $  126,366   $ 48,735    $     --    $  475,709
  1999................................      322,089      196,572     47,621          --       566,282
Earnings (loss) from operations:
  2000................................   $   11,504   $  (10,170)  $ 10,469    $(32,826)   $  (21,023)
  1999................................       81,286       21,796      9,749     (39,405)       73,426

Total assets, as at:
  June 30, 2000 (UNAUDITED)...........   $1,882,127   $1,684,615   $303,715    $160,698    $4,031,155
  December 31, 1999...................    1,984,739    1,745,673    290,398      89,773     4,110,583

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................  $ 11,803   $112,831
Other expenses of operations:
  General and administrative expenses.......................   (29,533)   (34,742)
  Depreciation and amortization.............................    (3,293)    (4,663)
                                                              --------   --------
Total earnings (loss) from operations.......................  $(21,023)  $ 73,426
                                                              ========   ========

NOTE 9.  SHARE CAPITAL

    In March 1999, the Company announced that future dividends on the Series C Preferred Shares would be deferred. As of June 30, 2000, the deferred dividends aggregated $13,385,000. Under the terms of these Preferred shares, they become convertible at the option of the holder into Common shares upon deferral of preferred dividends for six consecutive calendar quarters.

    As of July 4, 2000, the Company had deferred payment of dividends for six consecutive calendar quarters. Accordingly, these Preferred shares became convertible into Common shares at a ratio of 9.083 Common shares per Preferred share. However, because the Company is now operating under creditor protection, the Company will not be accepting requests for conversion pursuant to this conversion ratio.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     --------------------   --------------------
                                                       2000       1999        2000       1999
                                                     --------   ---------   --------   ---------
                                                         (UNAUDITED)            (UNAUDITED)
Net loss in accordance with Canadian GAAP..........  $(76,346)  $(105,330)  $(53,547)  $ (98,403)
Effects of differences in accounting for:
  Cemetery costs and expenses (c)..................       171          --        171          --
  Insurance operations.............................      (356)     (2,540)      (926)     (1,833)
  Stock options....................................        --          --        (18)        (22)
  Cost of start-up activities......................       114       1,225        238       1,225
                                                     --------   ---------   --------   ---------
Net loss in accordance with U.S. GAAP..............   (76,417)   (106,645)   (54,082)    (99,033)
Other comprehensive income (loss):
  Foreign currency translation adjustments.........    (2,259)        334     (2,897)        283
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during the period............................    (1,095)      2,040       (724)     (5,872)
    Less: reclassification adjustment for gains
      included in earnings.........................    (1,122)       (861)    (1,431)     (2,320)
                                                     --------   ---------   --------   ---------
Comprehensive loss in accordance with U.S. GAAP....  $(80,893)  $(105,132)  $(59,134)  $(106,942)
                                                     ========   =========   ========   =========

    Basic loss per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     --------------------   --------------------
                                                       2000       1999        2000       1999
                                                     --------   ---------   --------   ---------
                                                         (UNAUDITED)            (UNAUDITED)
Net loss in accordance with U.S. GAAP..............  $(76,417)  $(106,645)  $(54,082)  $ (99,033)
  Less provision for Preferred share dividends.....     2,229       1,504      4,499       3,686
                                                     --------   ---------   --------   ---------
Net loss in accordance with U.S. GAAP attributable
  to Common shareholders...........................  $(78,646)  $(108,149)  $(58,581)  $(102,719)
                                                     ========   =========   ========   =========
Weighted average number of shares outstanding
  (thousands)......................................    74,145      74,104     74,145      74,082
Basic loss per Common share........................  $  (1.06)  $   (1.46)  $  (0.79)  $   (1.39)

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                                    JUNE 30, 2000               DECEMBER 31, 1999
                                             ---------------------------   ---------------------------
                                              CANADIAN     UNITED STATES    CANADIAN     UNITED STATES
                                                GAAP           GAAP           GAAP           GAAP
                                             -----------   -------------   -----------   -------------
                                                     (UNAUDITED)
Assets:
  Long-term receivables, net of
    allowances.............................  $   577,858    $   587,936    $   577,733    $   589,840
  Cemetery property........................      893,996        816,662        923,344        845,840
  Names and reputations....................      622,562        627,553        650,200        655,191
  Insurance invested assets................      295,022        276,062        281,423        263,960
  Other assets.............................      130,242        159,420        133,553        161,091
Liabilities and shareholders' equity:
  Other liabilities........................      423,228        420,846        426,019        423,384
  Insurance policy liabilities.............      194,043        230,014        184,207        217,915
  Future income tax liabilities............      144,479        122,270        146,028        125,394
  Common shares............................    1,276,414      1,302,819      1,276,434      1,302,806
  Deficit..................................   (1,058,464)    (1,113,611)    (1,004,917)    (1,059,529)
Accumulated other comprehensive income:
Unrealized losses on securities available
  for sale, net of tax.....................           --         (6,189)            --         (4,034)
  Foreign exchange adjustment..............       12,786        (16,211)        15,683        (13,314)

(c) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for U.S. GAAP purposes.

    The application of FAS 121 at December 31, 1999, resulted in an additional impairment for U.S. GAAP purposes of $73,014,000 applicable to long-lived assets of locations which are anticipated to be held for their remaining useful life. This additional impairment is due to differences in the measurement of expected future cash flows under Canadian and U.S. GAAP.

    During 1999, as a result of the Company's bankruptcy filings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries, which did not meet the criteria for inclusion in the Company's new business plan and were designated as potential divestiture candidates. The Company developed a program for disposition for these locations. In January 2000, the disposition program was approved by the Bankruptcy Courts.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. The net carrying amount of the long-lived assets of these locations, net of impairment provisions, is $58,061,000. The net carrying amount of long-lived assets excludes working capital and other financial assets and liabilities. The operating income applicable to these locations for the three months ended June 30, 2000 was $29,000 and the operating loss applicable to these locations for the six months ended June 30, 2000 was $5,479,000.

(d) RECENT ACCOUNTING STANDARDS

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

    In December 1999, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing GAAP to revenue recognition in financial statements. In June 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the fourth quarter of 2000. Management has not fully determined the impact of SAB 101 on the Company's interim consolidated financial statements, but expects such impact, when determined, to be significant.

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

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at July 31, 2000, the Company operated 1,090 funeral homes and 426 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at July 31, 2000, the Company also operated three insurance subsidiaries that sell a variety of life insurance products that provide life insurance benefits and fund funeral services on a pre-need basis.

    The Company has received approvals from the British Columbia Registrar of Companies (which office consulted with the B.C. Securities Commission) and the Toronto Stock Exchange to defer the holding of its next annual general meeting to a date no later than January 4, 2001. However, to keep shareholders informed, in June 2000 the Company mailed to all shareholders a copy of its Annual Report on Form 10-K/A as filed on April 28, 2000.

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

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

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

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of a debtor-in-possession revolving credit agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    As detailed below under "Liquidity and Capital Resources -- Collateral Trust Agreement," the Company announced in April 2000 that there is uncertainty as to the secured status of certain senior debt with principal aggregating
$1.1 billion. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and six months ended June 30, 2000 and 1999, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segmented information is provided in
Note 8 to the Interim Consolidated Financial Statements.

                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                          (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral............................................   $139.5    $ 147.8      63.8        57.0
  Cemetery...........................................     55.2       87.8      25.2        33.8
  Insurance..........................................     24.1       23.9      11.0         9.2
                                                        ------    -------     -----      ------
    Total............................................   $218.8    $ 259.5     100.0       100.0
                                                        ======    =======     =====      ======
Gross margin
  Funeral............................................   $ 38.7    $  44.2      27.7        29.9
  Cemetery...........................................     12.7       18.3      23.0        20.8
  Insurance..........................................      5.0        5.2      20.8        21.8
                                                        ------    -------
    Total............................................     56.4       67.7      25.8        26.0

Expenses
  General and administrative.........................     18.3       23.7       8.3         9.1
  Depreciation and amortization......................     14.6       15.5       6.7         6.0
  Provision for asset impairment.....................     92.0       15.1      42.1         5.8
                                                        ------    -------
Earnings from operations.............................    (68.5)      13.4     (31.3)        5.1

Interest on long-term debt...........................      3.2       32.2       1.5        12.5
Reorganization costs.................................      7.5       67.2       3.4        25.9
Dividends on preferred securities of subsidiary......       --        1.2        --         0.5
Other expenses.......................................      0.5       13.8       0.2         5.3
Income taxes.........................................     (3.4)       4.3       n/a         n/a
                                                        ------    -------
Net loss.............................................   $(76.3)   $(105.3)    (34.9)      (40.6)
                                                        ======    =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    Consolidated revenue decreased 15.7% to $218.8 million for the three months ended June 30, 2000 from $259.5 million in 1999. This decrease is primarily due to decreases in funeral and cemetery revenue as described below. Consolidated gross margin decreased 16.7%, to $56.4 million for the three months ended
June 30, 2000 from $67.7 million in 1999, primarily due to the decline in funeral and cemetery revenue. As a percentage of revenue, consolidated gross margin decreased to 25.8% for the three months ended June 30, 2000 from 26.0% in 1999.

    Funeral revenue decreased 5.6% to $139.5 million for the three months ended June 30, 2000 from $147.8 million in 1999, primarily due to fewer funeral services, partly, management believes, attributable to continuing consumer concerns caused by the bankruptcy filings, as well as the general business conditions also faced by other consolidators in the industry. At locations in operation for all of the three months ended June 30, 1999 and 2000 ("Established Locations"), the average revenue per funeral service decreased by 0.9%, while the number of funeral services performed decreased by 5.0%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 27.7% for the three months ended June 30, 2000 from 29.9% in 1999, principally as a result of lower revenue and significant fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 37.2% to $55.2 million for the three months ended June 30, 2000 from $87.8 million in 1999, primarily due to, management believes, continuing consumer concerns caused by the bankruptcy filings in June 1999 and pre-need sales contract term changes effected in the second quarter of 1999 and the second quarter of 2000. These contract changes included shorter terms that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 23.0% for the three months ended June 30, 2000 from 20.8% in 1999, primarily due to the effects of reduced costs. The Company's previously announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue increased 1.3% to $24.1 million for the three months ended June 30, 2000 from $23.9 million in 1999. Overall insurance gross margin as a percentage of insurance revenue decreased slightly to 20.8% for the three months ended June 30, 2000 from 21.8% in 1999.

    General and administrative expenses were reduced 22.9%, or $5.4 million, to $18.3 million for the three months ended June 30, 2000 from $23.7 million in 1999. The decrease in general and administrative expenses for the three months ended June 30, 2000 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999, and the Company's continuing program to operate more efficiently and implement systems improvements. General and administrative expenses, as a percentage of revenue, decreased to 8.3% for the three months ended June 30, 2000 from 9.1% in 1999.

    Depreciation and amortization expenses decreased to $14.6 million for the three months ended June 30, 2000 from $15.5 million in 1999, primarily due to dispositions made in 1999. As a percentage of revenue, depreciation was 6.7% for the three months ended June 30, 2000 compared to 6.0% in 1999, primarily due to the decline in revenue.

    The Company recorded a pre-tax asset impairment provision of $92.0 million on long-lived assets for certain properties included in the Company's previously-announced program to dispose of 371 locations that are considered non-strategic assets. The asset impairment provision on the long-lived assets resulted from the Company revising its estimates of expected proceeds of the properties held for disposal, to reflect the ongoing bid process. In the second quarter of 1999, the Company recorded an additional pre-tax asset impairment provision of $15.1 million for properties identified at December 31, 1998 as probable for sale.

    Interest expense on long-term debt decreased by $29.0 million to $3.2 million for the three months ended June 30, 2000 from $32.2 million in 1999. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $43.3 million and $13.7 million for the three months ended June 30, 2000 and 1999, respectively.

    Reorganization costs decreased to $7.5 million for the three months ended June 30, 2000 from $67.2 million in 1999. These costs were primarily for professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, costs applicable to the Company's Key Employee Retention Plan, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA. In the three months ended June 30, 1999, immediately subsequent to the Petition Date, the Company incurred reorganization costs of $21.7 million for the write off of deferred debt issue costs, $9.8 million for the recording of the PATS option liability, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $8.5 million of professional fees associated with the Company's reorganization under Chapter 11 and CCAA. Total reorganization costs since the Petition Date applicable to the Company's reorganization under Chapter 11 and CCAA amounted to $107.2 million as at June 30, 2000.

    Other expenses decreased to $0.5 million for the three months ended
June 30, 2000 from $13.8 million in 1999. Other expenses in 1999 reflects an additional non-recurring pre-tax charge of approximately $13.5 million relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

    The income tax benefit for the three months ended June 30, 2000 was $3.4 million, compared to income tax expense of $4.3 million in 1999. The Company was not able to realize a significant income tax benefit associated with the provision for asset impairment recorded in the three months ended June 30, 2000, and the reorganization costs recorded in the three months ended June 30, 1999 because these items were generally not deductible for tax purposes and realization of the associated future tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2000 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had a net loss of $76.3 million for the three months ended
June 30, 2000 compared to a net loss of $105.3 million in 1999. Basic loss per share was $1.06 for the three months ended June 30, 2000 compared to a loss per share of $1.44 in 1999. Exclusive of the provision for asset impairment, the net earnings for the three months ended June 30, 2000 were $15.7 million. The reduction in net loss for the three months ended June 30, 2000 was primarily due to lower reorganization costs, the suspension of interest expense applicable to under-secured and unsecured debt obligations as a result of the bankruptcy filings, lower other expenses and lower general and administrative expenses, partially offset by lower funeral and cemetery gross margins and higher provision for asset impairment.

    The Company's statement of cash flows for the three months ended June 30, 2000 reflects cash provided from operations of $41.2 million, compared to $21.8 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the bankruptcy filings and the improved cash flow from cemetery operations.

                                                        SIX MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                          (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral............................................   $300.6    $ 322.1      63.2        56.9
  Cemetery...........................................    126.4      196.6      26.6        34.7
  Insurance..........................................     48.7       47.6      10.2         8.4
                                                        ------    -------     -----      ------
    Total............................................   $475.7    $ 566.3     100.0       100.0
                                                        ======    =======     =====      ======
Gross margin
  Funeral............................................   $ 93.5    $ 111.7      31.1        34.7
  Cemetery...........................................     32.3       48.3      25.6        24.6
  Insurance..........................................     10.4        9.8      21.5        20.5
                                                        ------    -------
    Total............................................    136.2      169.8      28.6        30.0

Expenses
  General and administrative.........................     36.0       50.0       7.6         8.8
  Depreciation and amortization......................     29.2       31.3       6.1         5.5
  Provision for asset impairment.....................     92.0       15.1      19.3         2.7
                                                        ------    -------
Earnings from operations.............................    (21.0)      73.4      (4.4)       13.0

Interest on long-term debt...........................      6.5       77.0       1.4        13.7
Reorganization costs.................................     14.4       67.2       3.0        11.9
Dividends on preferred securities of subsidiary......       --        3.0        --         0.5
Other expenses.......................................      2.2       13.9       0.5         2.5
Income taxes.........................................      9.4       10.7       n/a         n/a
                                                        ------    -------
Net loss.............................................   $(53.5)   $ (98.4)    (11.3)      (17.4)
                                                        ======    =======

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Consolidated revenue decreased 16.0% to $475.7 million for the six months ended June 30, 2000 from $566.3 million in 1999. This decrease is primarily due to decreases in funeral and cemetery revenue as described below. Consolidated gross margin decreased 19.8%, to $136.2 million for the six months ended
June 30, 2000 from $169.8 million in 1999, primarily due to the decline in funeral and cemetery revenue. As a percentage of revenue, consolidated gross margin decreased to 28.6% for the six months ended June 30, 2000 from 30.0% in 1999.

    Funeral revenue decreased 6.7% to $300.6 million for the six months ended June 30, 2000 from $322.1 million in 1999, primarily due to fewer funeral services, partly, management believes, attributable to continuing consumer concerns caused by the bankruptcy filings, as well as the general business conditions also faced by other consolidators in the industry. At locations in operation for all of the six months ended June 30, 1999 and 2000 ("Established Locations"), the average revenue per funeral service was consistent with the prior year, while the number of funeral services performed decreased by 5.7%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 31.1% for the six months ended June 30, 2000 from 34.7% in 1999, principally as a result of lower revenue and significant fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 35.7% to $126.4 million for the six months ended June 30, 2000 from $196.6 million in 1999, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by pre-need sales contract term changes effected in the second quarter of 1999 and additional changes effected in the second quarter of 2000. These contract changes included shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow and, management believes, by continuing consumer concerns caused by the bankruptcy filings in June 1999. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 25.6% for the six months ended June 30, 2000 from 24.6% in 1999, primarily due to the effects of reduced costs. The Company's previously announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue increased 2.3% to $48.7 million for the six months ended June 30, 2000 from $47.6 million in 1999. Overall insurance gross margin as a percentage of insurance revenue increased to 21.5% for the six months ended June 30, 2000 from 20.5% in 1999, primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes.

    General and administrative expenses were reduced 28.0%, or $14.0 million, to $36.0 million for the six months ended June 30, 2000 from $50.0 million in 1999. The decrease in general and administrative expenses for the six months ended June 30, 2000 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999, and the Company's continuing program to operate more efficiently and implement system improvements. General and administrative expenses, as a percentage of revenue, decreased to 7.6% for the six months ended June 30, 2000 from 8.8% in 1999.

    Depreciation and amortization expenses decreased to $29.2 million for the six months ended June 30, 2000 from $31.3 million in 1999, primarily due to dispositions made in 1999. As a percentage of revenue, depreciation was 6.1% for the six months ended June 30, 2000 compared to 5.5% in 1999, primarily due to the decline in revenue.

    The Company recorded a pre-tax asset impairment provision of $92.0 million on long-lived assets in the second quarter for certain properties included in the Company's previously-announced program to dispose of 371 locations that are considered non-strategic assets. The asset impairment provision on the long-lived assets resulted from the Company revising its estimates of expected proceeds of the properties held for disposal, to reflect the ongoing bid process. In the second quarter of 1999, the Company recorded an additional pre-tax asset impairment provision of $15.1 million for properties identified at December 31, 1998 as probable for sale.

    Interest expense on long-term debt decreased by $70.5 million to $6.5 million for the six months ended June 30, 2000 from $77.0 million in 1999. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $86.4 million and $13.7 million for the six months ended June 30, 2000 and 1999, respectively

    Reorganization costs decreased to $14.4 million for the six months ended June 30, 2000 from $67.2 million in 1999. These costs were primarily for professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, costs applicable to the Company's Key Employee Retention Plan, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA. In the six months ended
June 30, 1999, immediately subsequent to the Petition Date, the Company incurred reorganization costs of $21.7 million for the write off of deferred debt issue costs, $9.8 million for the recording of the PATS option liability, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $8.5 million of professional fees associated with the Company's reorganization under Chapter 11 and CCAA. Total reorganization costs since the Petition Date applicable to the Company's reorganization under Chapter 11 and CCAA amounted to $107.2 million as at June 30, 2000.

    Other expenses decreased to $2.2 million for the six months ended June 30, 2000 from $13.9 million in 1999. Other expenses in 1999 reflects an additional non-recurring pre-tax charge of approximately $13.5 million relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

    The income tax expense for the six months ended June 30, 2000 was $9.4 million, compared to income tax expense of $10.7 million in 1999. The Company was not able to realize a significant income tax benefit associated with the provision for asset impairment recorded in the six months ended June 30, 2000, and the reorganization costs recorded in the six months ended June 30, 1999 because these items were generally not deductible for tax purposes and realization of the associated future tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2000 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had a net loss of $53.5 million for the six months ended
June 30, 2000 compared to a net loss of $98.4 million in 1999. Basic loss per share was $0.78 for the six months ended June 30, 2000 compared to a loss per share of $1.38 in 1999. The reduction in net loss for the six months ended
June 30, 2000 was primarily due to the suspension of interest expense applicable to under-secured and unsecured debt obligations as a result of the bankruptcy filings, lower reorganization costs, lower general and administrative expenses and lower other expenses, partially offset by lower funeral and cemetery gross margins, and higher provision for asset impairment.

    The Company's statement of cash flows for the six months ended June 30, 2000 reflects cash provided from operations of $94.2 million, compared to cash applied of $17.3 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the bankruptcy filings and the improved cash flow from cemetery operations.

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

    Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200 million revolving credit agreement (the "DIP Facility"). In May 2000, Loewen and all of its U.S. debtor subsidiaries entered into a new debtors-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility, which will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings, contains fewer and less onerous financial covenants than the DIP Facility. The credit limit was reduced to $100 million and the number of participating banks was reduced from 15 to seven. The material covenants that remain are restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50 million. The New DIP Facility matures on June 30, 2001 and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's bankruptcy proceedings.

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at June 30, 2000, the borrowings under the New DIP Facility were nil and the letters of credit outstanding were $20.1 million.

    The Company believes that sufficient cash resources currently exist to satisfy its near-term obligations. In addition, the Company has taken steps to improve profitability and cash flow throughout the organization, including a review of its cemetery pre-need sales strategy. To improve cash flow, the Company implemented changes to the terms and conditions of cemetery pre-need sales in the second quarter of 1999 and the second quarter of 2000. These contract changes included shorter terms that are less attractive to certain customers but are designed to improve cash flow.

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Courts and has become effective. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $43.3 million for the three months ended June 30, 2000 (1999 -- $13.7 million), and $86.4 million for the six months ended June 30, 2000 (1999 -- $13.7 million).

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    The Company's balance sheet at June 30, 2000 as compared to December 31, 1999, reflects significant changes from the asset impairment provision and, to a lesser extent, changes from ongoing operating activities.

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and a trustee entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the shares of capital stock of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that is pledging stock. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements, as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including the holders of certain letters of credit, aggregated approximately $2.0 billion.

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

    However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

RESTRICTIONS

    The New DIP Facility contains various financial and other restrictive covenants including, among other things, restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a minimum ratio of quarterly cash flow to interest, and minimum quarterly funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50 million. Under the terms of the New DIP Facility, the cash of the Company, LGII and the subsidiaries which have filed under Chapter 11 is generally restricted for use within this group of filed companies.

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

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the fourth quarter of 2000.

    Based on Company discussions with the SEC and conclusions reached by the Company, the Company expects its pre-need revenue recognition policies to:

    - Recognize sales of pre-arranged funerals and pre-need cemetery merchandise and services at time of delivery or performance of services;

    - Recognize sales of pre-need cemetery spaces when interment right title is transferred; and

    - Expense immediately selling expenses incurred in connection with sales of pre-arranged funerals and pre-need cemetery merchandise, services, and spaces.

    Management has not fully determined the impact of SAB 101 on the Company's Interim Consolidated Financial Statements, but expects such impacts, when determined, to be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company used derivatives, prior to filing for bankruptcy, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily resides in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitutes "forward-looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

    The Company's sensitivity to floating interest rates is primarily attributable to borrowings under the New DIP Facility. Accordingly, changes in U.S. interest rates affect the interest paid on the Company's debt.

    The Company has foreign operations in the United Kingdom (32 locations) and Mexico (one location). These countries are generally stable politically and economically, and are not highly inflationary.

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

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. In May 2000, Loewen and all of its United States debtor subsidiaries entered into a new debtors-in-possession credit agreement, see
Note 3 to the Interim Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the new debtors-in-possession credit agreement.

    As a result of the Chapter 11 and CCAA filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the applicable Bankruptcy Court.

LOUISIANA LAWSUITS

    In July 2000, five lawsuits were filed in Louisiana against various insurance companies asserting similar claims and seeking class action certification. Security Industrial Insurance Company ("Security Industrial"), one of the Company's subsidiaries, is a defendant in these lawsuits. Security Industrial is one of the Company's insurance subsidiaries that has been excluded from the bankruptcy filings and, as a result, litigation involving Security Industrial is not subject to automatic stay.

    The five lawsuits are:

    - ALEXANDER ET AL. V. SECURITY INDUSTRIAL, filed in the 16th Judicial District Court, Parish of St. Martin, Louisiana (62573-C), by the same plaintiffs' attorneys identified in the Beverly Case below (the "Alexander Case");

    - BEVERLY ET AL. V. UNION NATIONAL ET AL., filed in the United States District Court, Western District of Louisiana (CV00-1633L-0), in which Security Industrial, Union National Insurance Co., United Insurance Company of America, and Unitrin, Inc. (d/b/a Trinity Universal Insurance Company) are named defendants (the "Beverly Case");

    - COTHRAN ET AL. V. SECURITY INDUSTRIAL ET AL., filed in the First Judicial District Court, Caddo Parish, Louisiana (451548-B), in which Security Industrial, Union National Life Insurance Company, First National Life Insurance Company, Commonwealth Life Insurance Company/Monumental Life Insurance Company, United Insurance Company of America and Unitrin, Inc. are named as defendants (the "Cothran Case");

    - SMITH ET AL. V. SECURITY INDUSTRIAL, filed in the Civic District Court, Parish of Orleans (2000-11168), in which Security Industrial, is the sole named defendant (the "Smith Case"); and

    - SUTHERLAND ET AL. V. UNITED INSURANCE CO. OF AMERICA ET AL., filed in the United States District Court, Eastern District of Louisiana (00-2076), in which Security Industrial, Union National Insurance Co., and United Insurance Company of America are named defendants (the "Sutherland Case").

    Except as noted below, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorneys' fees. The plaintiffs in the Alexander Case, the Cothran Case and the Smith Case also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The Beverly Case and the Sutherland Case, which have been filed in Federal court, include an allegation that defendants violated the Civil Rights Act of 1866 (42 U.S.C. 1981), which provides for punitive damages in certain circumstances.

    On August 3, 2000, the defendants in the Alexander Case and the Cothran Case removed their respective cases to the United States District Court, Western District and Security Industrial removed the Smith Case to the United States District Court, Eastern District.

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

    The amounts in default and arrears on the Company's senior debt obligations, including dividends in arrears, are provided in Notes 3 and 9 to the Interim Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION.

STOCK EXCHANGE LISTINGS

    The Common shares of Loewen trade on The Toronto Stock Exchange under the symbol "LWN."

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

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    2. BANKRUPTCY PROCEEDINGS. The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. If the plan of reorganization receives all requisite approvals, the Company will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. If the reorganization plan is approved and the Company emerges from bankruptcy, the carrying value of assets and liabilities recorded in the Company's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the consolidated balance sheet at June 30, 2000.

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

    Under the Collateral Trust Agreement, senior lenders share certain collateral and guarantees on a pari passu basis. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured.

    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

    3. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue may be affected by the proposed change in accounting policies associated with the application of the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

    Revenue is also affected by the level of dispositions. The Company's intended disposition of 201 funeral homes and 170 cemeteries identified as probable for sale in December 1999, will result in a significant reduction in future revenue. In addition, due to the bankruptcy proceedings, other properties, although not specifically identified, could be sold. Revenue may also be affected by the negative implications associated with the bankruptcy proceedings.

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

    5. TAX RATE. The Company expects that its effective income tax rate for 2000 and beyond will likely vary significantly from the Canadian and United States statutory rates. Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101, may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

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

    (a) EXHIBITS

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
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

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
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

      4.20          Form of Senior Guarantee of LGII's Series 3 and 4 Notes
                      (included in Exhibit 4.19)

      4.21          Form of Global Series 3 and 4 Exchange Notes of LGII(10)

      4.22          Form of Physical Series 3 and 4 Exchange Notes of LGII(10)

      4.23          Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
                      Notes (included in Exhibits 4.21 and 4.22)

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
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

      4.38.3        Second Amendment to the DIP Agreement, dated as of
                      August 25, 1999(16)

      4.38.4        Third Amendment to the DIP Agreement, dated as of
                      October 21, 1999(16)

      4.38.5        Fourth Amendment to the DIP Agreement, dated as of
                      December 21, 1999(16)

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
      4.39          Debtor-In-Possession Credit Agreement, dated as of May 24,
                      2000 (the "New DIP Agreement"), by and among LGII, as
                      debtor and debtor-in-possession, each of LGII's
                      subsidiaries listed on the signature pages thereof, each
                      as debtor and debtor-in-possession, Loewen, the Lenders
                      named therein, as the initial Lenders, and First Union
                      National Bank, as the L/C Issuer and as the Administrative
                      Agent for the Lenders

      4.40          Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII.
                      None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII.

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

     10.8*          1994 Outside Director Compensation Plan, as restated and
                      amended as at January 9, 1997, and further amended as at
                      June 25, 1998(5)

     10.9*          Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(5)

     10.10*         Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(5)

     10.11*         Form of Stay Put Bonus Plan Letters, dated February 26,
                      1999(5)

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
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

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------
     99.7           Form of Letter of Transmittal(21)

     99.8           Form of Notice of Guaranteed Delivery(21)

       -------------------------------

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

    (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K were filed by Loewen during the second quarter of fiscal 2000:

        FILING DATE             ITEM NUMBER             DESCRIPTION
        -----------             -----------             -----------
        April 11, 2000          Item 5. Other Events    Press release describing circumstances
        (dated April 7, 2000)                           giving rise to uncertainty regarding the
                                                        status of certain debt.

        May 2, 2000             Item 5. Other Events    Press release reporting first quarter
        (dated May 1, 2000)                             financial results.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          THE LOEWEN GROUP INC.

Dated: August 11, 2000    /s/ MICHAEL A. CORNELISSEN
                          --------------------------------------------------
                          Michael A. Cornelissen
                          SENIOR VICE-PRESIDENT, CHIEF FINANCIAL OFFICER
                          (PRINCIPAL FINANCIAL OFFICER)

Dated: August 11, 2000    /s/ DWIGHT K. HAWES
                          --------------------------------------------------
                          Dwight K. Hawes
                          SENIOR VICE-PRESIDENT, CORPORATE CONTROLLER
                          (PRINCIPAL ACCOUNTING OFFICER)