Form 10-Q
period 2000-09-30
LOEWEN GROUP INC
filed 2000-11-08
CIK 845577

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

For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 1-12163

                                ----------------

                             THE LOEWEN GROUP INC.

             (Exact name of registrant as specified in its charter)

                                ----------------

              BRITISH COLUMBIA                                  98-0121376
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)

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

    Indicate by check mark /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                ----------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark /X/ whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                                ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding Common shares as of October 31, 2000 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                        PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
                as of September 30, 2000 and December 31, 1999........    1

          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                for the Three Months Ended September 30, 2000 and 1999
                and the Nine Months Ended September 30, 2000 and
                1999..................................................    2

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Three Months Ended September 30, 2000 and 1999
                and the Nine Months Ended September 30, 2000 and
                1999..................................................    3

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........    4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.........................................   23

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK......................................   33

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS................................   34

          ITEM 3.    DEFAULTS ON SENIOR SECURITIES....................   36

          ITEM 5.    OTHER INFORMATION................................   36

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................   40

SIGNATURES............................................................   47

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash......................................................   $  138,572      $   55,166
  Receivables, net of allowances............................      194,941         198,500
  Inventories...............................................       36,434          34,850
  Prepaid expenses..........................................       12,603          12,332
                                                               ----------      ----------
                                                                  382,550         300,848
Long-term receivables, net of allowances....................      577,562         577,733
Cemetery property...........................................      894,185         923,344
Property and equipment......................................      717,061         799,813
Names and reputations.......................................      613,268         650,200
Insurance invested assets...................................      302,198         281,423
Future income tax assets....................................        3,034           5,128
Pre-arranged funeral services...............................      437,765         438,541
Other assets................................................      126,492         133,553
                                                               ----------      ----------
                                                               $4,054,115      $4,110,583
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................   $  107,807      $   97,637
    Long-term debt, current portion.........................       24,876          20,693
                                                               ----------      ----------
                                                                  132,683         118,330
  Long-term debt, net of current portion....................       49,832          70,511
  Other liabilities.........................................      421,745         426,019
  Insurance policy liabilities..............................      199,620         184,207
  Future income tax liabilities.............................      145,167         146,028
  Deferred pre-arranged funeral services revenue............      437,765         438,541
Liabilities subject to compromise...........................    2,282,723       2,282,601

Shareholders' equity
  Common shares.............................................    1,276,414       1,276,434
  Preferred shares..........................................      157,144         157,146
  Deficit...................................................   (1,061,433)     (1,004,917)
  Foreign exchange adjustment...............................       12,455          15,683
                                                               ----------      ----------
                                                                  384,580         444,346
                                                               ----------      ----------
                                                               $4,054,115      $4,110,583
                                                               ==========      ==========

Bankruptcy proceedings and basis of presentation (Note 1)

Commitments and contingencies (Notes 3, 4 and 6)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30              SEPTEMBER 30
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                -----------   ---------   -----------   ---------
                                                      (UNAUDITED)               (UNAUDITED)
Revenue
  Funeral.....................................  $   135,185   $ 136,048   $   435,793   $ 458,137
  Cemetery....................................       46,543      74,142       172,909     270,714
  Insurance...................................       24,464      23,813        73,199      71,434
                                                -----------   ---------   -----------   ---------
                                                    206,192     234,003       681,901     800,285
                                                -----------   ---------   -----------   ---------
Costs and expenses
  Funeral.....................................      100,190      98,913       307,341     309,306
  Cemetery....................................       38,934      61,261       133,008     209,483
  Insurance...................................       20,158      18,502        58,409      56,359
                                                -----------   ---------   -----------   ---------
                                                    159,282     178,676       498,758     575,148
                                                -----------   ---------   -----------   ---------
                                                     46,910      55,327       183,143     225,137
Expenses
  General and administrative..................       16,530      18,626        52,526      68,596
  Depreciation and amortization...............       13,777      15,764        43,006      47,066
  Provision for asset impairment..............           --          --        92,031      15,112
                                                -----------   ---------   -----------   ---------
                                                     30,307      34,390       187,563     130,774
                                                -----------   ---------   -----------   ---------
Earnings (loss) from operations...............       16,603      20,937        (4,420)     94,363

Interest on long-term debt....................        3,441       5,917         9,936      82,917
Reorganization costs..........................       11,024      11,194        25,447      78,357
Dividends on preferred securities of
  subsidiary..................................           --          --            --       2,971
Other expenses................................        2,427         687         4,611      14,640
                                                -----------   ---------   -----------   ---------
Earnings (loss) before income taxes...........         (289)      3,139       (44,414)    (84,522)
Income taxes..................................        2,680       1,223        12,102      11,965
                                                -----------   ---------   -----------   ---------
Net earnings (loss) for the period............  $    (2,969)  $   1,916   $   (56,516)  $ (96,487)
Deficit, beginning of period..................   (1,058,464)   (638,144)   (1,004,917)   (539,741)
                                                -----------   ---------   -----------   ---------
Deficit, end of period........................  $(1,061,433)  $(636,228)  $(1,061,433)  $(636,228)
                                                ===========   =========   ===========   =========
Basic earnings (loss) per Common share........  $     (0.07)  $      --   $     (0.85)  $   (1.39)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30           SEPTEMBER 30
                                                      -------------------   --------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   ---------
                                                          (UNAUDITED)           (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss)...............................  $ (2,969)  $  1,916   $(56,516)  $ (96,487)
  Items not affecting cash
    Depreciation and amortization...................    17,814     19,460     55,697      58,663
    Amortization of debt issue costs................     1,013      1,331      2,978       4,090
    Provision for asset impairment..................        --         --     92,031      15,112
    Future income taxes.............................     1,322      1,656      1,789      (2,096)
    Losses on disposition of assets and
      investments...................................     2,427        687      4,611      14,640
    Non-cash reorganization costs...................         8        (26)       336      58,617
  Other, including net changes in other non-cash
    balances........................................    11,322      5,108     24,258     (39,680)
                                                      --------   --------   --------   ---------
                                                        30,937     30,132    125,184      12,859
                                                      --------   --------   --------   ---------
Investing
  Purchase of insurance invested assets.............   (36,144)   (24,245)   (86,965)   (118,356)
  Proceeds on disposition and maturities of
    insurance invested assets.......................    28,323     17,552     65,163     109,422
  Proceeds on disposition of assets and
    investments.....................................     3,623      5,647     13,265     198,483
  Purchase of property and equipment................    (6,181)   (17,721)   (13,820)    (30,454)
  Construction of new facilities....................      (615)    (5,234)    (1,478)    (13,281)
                                                      --------   --------   --------   ---------
                                                       (10,994)   (24,001)   (23,835)    145,814
                                                      --------   --------   --------   ---------
Financing
  Increase in long-term debt........................        --     16,323         --      22,609
  Repayment of long-term debt.......................    (2,774)    (9,927)   (16,990)   (142,853)
  Repayment of current indebtedness.................        --    (22,717)        --     (49,487)
  Debt issue costs..................................      (167)    (2,743)      (953)     (8,797)
  Preferred share dividends.........................        --         --         --      (2,156)
                                                      --------   --------   --------   ---------
                                                        (2,941)   (19,064)   (17,943)   (180,684)
                                                      --------   --------   --------   ---------
Increase (decrease) in cash.........................    17,002    (12,933)    83,406     (22,011)
Cash, beginning of period...........................   121,570     85,063     55,166      94,141
                                                      --------   --------   --------   ---------
Cash, end of period.................................  $138,572   $ 72,130   $138,572   $  72,130
                                                      ========   ========   ========   =========

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

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION

BANKRUPTCY PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada.

    On June 1, 1999 (the "Petition Date"), the Company, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted.

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

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    The Company expects to file a plan of reorganization (the "Plan") and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. The Plan and the disclosure statement will be subject to approval by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

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

    The interim consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 1. BANKRUPTCY PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) interim consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of a debtor-in-possession revolving credit facility, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    Additionally, if a plan of reorganization is confirmed by the Bankruptcy Courts, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the interim consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying values of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    In the Chapter 11 and CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Courts after submission to any required vote and approval by creditors. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, expired on December 15, 1999. The Bar Date for claims against operating entities applicable to the CCAA proceedings was extended to and expired on March 17, 2000. In June 2000, the Company filed amended schedules identifying additional potential creditors, for which the Bar Date was set at July 14, 2000.

    Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved, adjudicated before the Bankruptcy Courts, or resolved through other resolution processes. The ultimate amount of and settlement terms for such liabilities are subject to a confirmed plan of reorganization and, accordingly, are not presently determinable.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The liabilities subject to compromise and debt are as follows:

                                                      SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                    -----------------------   -----------------------
                                                    LIABILITIES               LIABILITIES
                                                    SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                    COMPROMISE      DEBT      COMPROMISE      DEBT
                                                    -----------   ---------   -----------   ---------
                                                          (UNAUDITED)
DIP Facilities....................................  $       --     $    --    $       --     $ 8,000
Bank credit agreements............................     355,975          --       338,689          --
11.12% Series D senior amortizing notes due in
  2003............................................      36,518          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004............................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001...........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003...........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001...........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003...........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002
  (Cdn. $200,000,000).............................     132,714          --       139,567          --
7.20% Series 6 senior notes due in 2003...........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008...........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities ("PATS")
  and related option liability recorded, due in
  1999............................................     309,760          --       309,760          --
Promissory notes and capital lease obligations....      76,106      74,708        80,159      83,204
Accounts payable and accrued liabilities..........      89,039          --        95,622          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A ("MIPS")...................      75,000          --        75,000          --
Executory contracts...............................      27,179          --        26,854          --
                                                    ----------     -------    ----------     -------
                                                     2,282,723      74,708     2,282,601      91,204
Less current portion of long-term debt............          --      24,876            --      20,693
                                                    ----------     -------    ----------     -------
                                                    $2,282,723     $49,832    $2,282,601     $70,511
                                                    ==========     =======    ==========     =======

    Litigation against the Company and its filing subsidiaries as of June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 6(a)).

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of creditors, has been confirmed by the Bankruptcy Courts and has become effective. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    The Company expects to file the Plan and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. The Plan and the disclosure statement will be subject to approval

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

    Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $43,693,000 for the three months ended September 30, 2000 (1999--$43,109,000), and $130,110,000 for the nine months ended September 30, 2000 (1999--$56,827,000).

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

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3, Series 4, Series 6 and Series 7 Senior Notes and the PATS (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1,100,000,000. In April 2000, the Company announced that there is uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Company and LGII have treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Note 6 for additional information.

    The Company Plan will treat the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to, on a pari passu basis, the benefits of the collateral held by the collateral trustee.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

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

    The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................    $ 54,028        $ 21,417
  11.12% Series D senior notes..............................       6,207           1,825
  7.82% Series E senior notes...............................       3,461             958
  7.50% Series 1 senior notes...............................      17,192           8,438
  8.25% Series 2 senior notes...............................      10,525           5,156
  7.75% Series 3 senior notes...............................       9,875           4,844
  8.25% Series 4 senior notes...............................      18,945           9,281
  6.10% Series 5 senior notes...............................       8,219           4,257
  7.20% Series 6 senior notes...............................      22,387          14,659
  7.60% Series 7 senior notes...............................      29,597          19,361
  6.70% PATS................................................      10,050          10,050
                                                                --------        --------
                                                                $190,486        $100,246
                                                                ========        ========
Principal payments in arrears:
  11.12% Series D senior notes..............................    $ 17,143        $  8,571
  7.82% Series E senior notes...............................       7,143              --
  6.70% PATS................................................     300,000         300,000
                                                                --------        --------
                                                                $324,286        $308,571
                                                                ========        ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................    $ 11,222        $  5,906
                                                                ========        ========

    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). On May 24, 2000, the Company, LGII and all of its U.S. debtor subsidiaries entered into a new debtors-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility will be used primarily to fund LGII's working capital needs during the course of the bankruptcy proceedings. The credit limit was reduced to $100,000,000 and the number of participating banks was reduced from 15 to seven. The material covenants include restrictions on new indebtedness and asset sales not already approved by

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS
                              AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. For the quarter ended September 30, 2000, the Company was in technical default of the minimum funeral home gross margin, falling short by $5,000. The Company is seeking a waiver from its New DIP Facility lenders for non-compliance. The Company believes that sufficient cash resources currently exist, and no borrowings are outstanding or expected to be required of the New DIP Facility to satisfy its near-term obligations, though further use of the New DIP Facility for letters of credit will be restricted until a waiver is obtained.

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

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at September 30, 2000, the borrowings under the New DIP Facility were $nil and the letters of credit outstanding were $13,391,000.

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

    LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. Summarized financial data for LGII are presented as follows:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30           SEPTEMBER 30
                                                     -------------------   --------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   ---------
                                                         (UNAUDITED)           (UNAUDITED)
Income statement information:
  Revenue..........................................  $186,168   $212,711   $614,659   $ 720,854
  Gross margin.....................................    41,559     54,052    160,925     192,414
  Earnings (loss) from operations..................    11,968      8,377    (12,465)     66,750
  Net earnings (loss)..............................     1,854      6,985    (47,577)   (137,929)

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Balance sheet information:
  Current assets............................................   $  320,646      $  195,124
  Non-current assets........................................    3,374,384       3,456,213
                                                               ----------      ----------
  Total assets..............................................    3,695,030       3,651,337
Liabilities not subject to compromise:

  Current liabilities.......................................      122,086         104,113
  Non-current liabilities...................................    1,208,694       1,175,831
Liabilities subject to compromise...........................    3,156,424       3,115,990
                                                               ----------      ----------
Total liabilities...........................................    4,487,204       4,395,934

Shareholders' deficiency....................................     (792,174)       (744,597)

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

    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. The asset impairment provision reduced funeral property by $41,636,000, cemetery property by $39,716,000 and names and reputations by $10,679,000.

    As of October 31, 2000, transactions involving sales proceeds of more than $46,000,000 have been approved by the U.S. Bankruptcy Court or have been signed and submitted for approval.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 5. REORGANIZATION COSTS

    The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and CCAA:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30          SEPTEMBER 30
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                              (UNAUDITED)           (UNAUDITED)
Executory contracts submitted for rejection.............  $    --    $    --    $   141    $27,228
Deferred debt issue costs written off...................       --        596        173     22,251
PATS option liability recorded..........................       --         --         --      9,760
Key Employee Retention Plan costs.......................    2,920      3,226      6,297      3,226
Professional fees and other costs.......................    8,104      7,372     18,836     15,892
                                                          -------    -------    -------    -------
                                                          $11,024    $11,194    $25,447    $78,357
                                                          =======    =======    =======    =======

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

NOTE 6. CONTINGENCIES

(a) LEGAL CONTINGENCIES

    BANKRUPTCY FILINGS

    On June 1, 1999, the Company, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (In re: Loewen Group International, Inc., et al., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3 and 5 for additional information.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. CONTINGENCIES (CONTINUED)
    As a result of the Chapter 11 and CCAA filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the applicable Bankruptcy Court.

    BANKERS TRUST ACTION

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the official Unsecured Creditors Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

    Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Company adversary proceeding. Bankers Trust Company has since filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its plan of reorganization (the "Plan"). The Court has not yet ruled on this motion or on any other matters in the adversary proceeding. The Company has not yet responded to the Bankers Trust Company complaint.

    PREFERRED SHARES CONVERSION MOTION

    In August 2000, a motion was filed in the Ontario Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

    LOUISIANA LAWSUITS

    Since July 2000, eight lawsuits have been filed against various insurance companies asserting similar claims and seeking class action certification. Security Industrial Insurance Company ("Security Industrial"), a Company subsidiary, is a named defendant in each case. Security Industrial is one of the Company's insurance subsidiaries that has been excluded from the bankruptcy filings and, as a result, litigation involving Security Industrial is not subject to the automatic stay. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in July 2000 and have been described in more detail in the Company's previous periodic reports. The FLETCHER, FRANK and PRINCE cases were filed in October 2000.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. CONTINGENCIES (CONTINUED)
without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. The plaintiffs in the ALEXANDER, COTHRAN and SMITH cases also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including, where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The BEVERLY, SUTHERLAND, FLETCHER and PRINCE cases include an allegation that defendants violated the Civil Rights Act of 1866 (42 USC 1981), which provides for punitive damages in certain circumstances. In each case, Security Industrial has filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment ("Motion to Dismiss"). Certain procedural and other recent developments with respect to the eight lawsuits through November 3, 2000 are described below.

    In October 2000, Unitrin, Inc., a defendant in the COTHRAN case and other related cases, filed a motion with the court administering the COTHRAN case requesting the transfer of the COTHRAN case and the other related cases to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes.

    a. ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division
(No. 6:00CV1810). Security Industrial moved for a transfer of venue to the United States District Court, Eastern District of Louisiana, which has been denied. In October 2000, the plaintiffs filed a motion for class certification, which is scheduled for hearing in December 2000. Security Industrial's Motion to Dismiss is scheduled to be heard November 16, 2000.

    b. BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana,
Lafayette-Opelousas Division, (No. CV00-1633L-0). In October 2000, the Court ordered this case administratively terminated pending the final decision of the MDL Panel on the transfer of cases.

    c. COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
(No. 5:00CV1811). In August 2000, Security Industrial moved for a transfer of venue to the United States District Court, Eastern District of Louisiana, which was granted in October 2000. Security Industrial's Motion to Dismiss and certain other procedural motions are expected to be decided in late November. Security Industrial has made a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases, which has not yet been decided.

    d. SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana. In September 2000, the Court consolidated this case with the SUTHERLAND case identified below. In October 2000, the Court granted a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases.

    e. SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2076 "F"
(2)). This case has been consolidated with the SMITH case identified above. In October 2000, the Court granted a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. CONTINGENCIES (CONTINUED)
    f. FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2932
"S" (1)). In October 2000, Security Industrial filed a motion for transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

    g. FRANK, ET AL. V. UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A). In October 2000, Security Industrial filed a notice of removal to the United States District Court
(CA 6:00CV2324) and a motion for transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

    h. PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. CV-00-2255,
LO). In October 2000, Security Industrial filed a Motion for Transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

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

(b) INVESTMENT CONTINGENCIES--PRIME SUCCESSION HOLDINGS, INC. ("PRIME") AND ROSE HILLS HOLDINGS CORP. ("ROSE HILLS")

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

    The majority investor in Prime has filed a claim in the Company's
Chapter 11 proceedings. The majority investor's entitlement to recover on the claim, if any, is uncertain, and will be resolved in the course of the Chapter 11 proceedings.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 6. CONTINGENCIES (CONTINUED)
    On July 12, 2000, Prime voluntarily filed a petition for creditor protection under Chapter 11 in the U.S. Bankruptcy Court. Prime announced that it has an agreement in place with major creditors with respect to a plan of reorganization.

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

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 7. CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30          SEPTEMBER 30
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                           (UNAUDITED)           (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade............................................  $ (1,265)  $ 26,817   $  8,711   $ 12,343
    Other............................................     1,516    (53,817)   (14,111)   (43,282)
  Inventories........................................    (3,165)      (636)    (2,002)       494
  Prepaid expenses...................................    (2,314)     2,877       (414)    (4,477)
  Amounts receivable from cemetery merchandise
    trusts...........................................   (13,851)    (8,014)   (42,908)   (61,254)
  Installment contracts, net of allowances...........    20,743     18,917     56,021     36,798
  Cemetery property..................................      (640)    (7,552)    (2,660)   (24,279)
  Other assets.......................................     1,796      2,129      2,957     (1,830)
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities...........     3,416     11,665      1,097      5,190
  Other liabilities..................................       626      7,872     (2,252)     9,789
  Cemetery long-term liabilities.....................    (1,739)     1,975      1,868     16,718
  Insurance policy liabilities.......................     5,577      4,379     15,413     13,311
  Other changes in non-cash balances.................       622     (1,504)     2,538        799
                                                       --------   --------   --------   --------
                                                       $ 11,322   $  5,108   $ 24,258   $(39,680)
                                                       ========   ========   ========   ========
Supplemental information:
  Interest paid......................................  $  1,458   $  4,331   $  5,103   $ 82,197
  Taxes paid.........................................       373      1,142     10,100      8,499
  Bad debt expense...................................     5,549      8,851     20,192     33,461
Non-cash investing and financing activities:
  Non-cash debt and share consideration on
    acquisitions.....................................        --         --         --      2,280
  Capital leases.....................................    (4,135)       (70)    (8,222)      (344)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000   FUNERAL    CEMETERY   INSURANCE    OTHER     CONSOLIDATED
---------------------------------------------   --------   --------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2000......................................    $135,185   $46,543     $24,464    $     --     $206,192
  1999......................................     136,048    74,142      23,813          --      234,003
Earnings (loss) from operations:
  2000......................................    $ 22,425   $ 4,581     $ 4,297    $(14,700)    $ 16,603
  1999......................................      22,538     8,738       5,303     (15,642)      20,937

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................  $ 31,303   $ 36,579
Other expenses of operations:
  General and administrative expenses.......................   (12,871)   (13,009)
  Depreciation and amortization.............................    (1,829)    (2,633)
                                                              --------   --------
Total earnings from operations..............................  $ 16,603   $ 20,937
                                                              ========   ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000    FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------------   ----------   ----------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2000...................................      $  435,793   $  172,909   $ 73,199    $     --    $  681,901
  1999...................................         458,137      270,714     71,434          --       800,285
Earnings (loss) from operations:
  2000...................................      $   33,929   $   (5,589)  $ 14,766    $(47,526)   $   (4,420)
  1999...................................         103,822       30,534     15,052     (55,045)       94,363
Total assets, as at:
  September 30, 2000 (UNAUDITED).........      $1,869,794   $1,687,347   $311,838    $185,136    $4,054,115
  December 31, 1999......................       1,984,739    1,745,673    290,398      89,773     4,110,583

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 8. SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................  $ 43,106   $149,408
Other expenses of operations:
  General and administrative expenses.......................   (42,404)   (47,750)
  Depreciation and amortization.............................    (5,122)    (7,295)
                                                              --------   --------
Total earnings (loss) from operations.......................  $ (4,420)  $ 94,363
                                                              ========   ========

NOTE 9. SHARE CAPITAL

    In March 1999, the Company announced that future dividends on the Series C Preferred Shares would be deferred. As of September 30, 2000, the deferred dividends aggregated $15,328,000. Under the terms of these Preferred shares, they become convertible at the option of the holder into Common shares upon deferral of preferred dividends for six consecutive calendar quarters.

    As of October 2, 2000, the Company had deferred payment of dividends for seven consecutive calendar quarters. Accordingly, these Preferred shares are currently convertible into Common shares at a ratio of 9.208 Common shares per Preferred share. However, because the Company is now operating under creditor protection, the Company will not be accepting requests for conversion.

    In August 2000, a motion was filed in the Ontario Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES

    The interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below:

(a) EARNINGS AND EARNINGS PER COMMON SHARE

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30            SEPTEMBER 30
                                                       ----------------------   --------------------
                                                         2000          1999       2000       1999
                                                       --------      --------   --------   ---------
                                                            (UNAUDITED)             (UNAUDITED)
Net earnings (loss) in accordance with Canadian
  GAAP...............................................  $(2,969)      $ 1,916    $(56,516)  $ (96,487)
Effects of differences in accounting for:
  Cemetery costs and expenses (c)....................       54            --         225          --
  Insurance operations...............................     (832)       (2,180)     (1,758)     (4,013)
  Stock options......................................       --            --         (18)        (22)
  Cost of start-up activities........................      115           561         353       1,786
                                                       -------       -------    --------   ---------
Net earnings (loss) in accordance with U.S. GAAP.....   (3,632)          297     (57,714)    (98,736)
Other comprehensive loss:
  Foreign currency translation adjustments...........     (332)          559      (3,229)        842
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
      the period.....................................      103        (2,413)       (621)     (8,285)
    Less: reclassification adjustment for gains
      included in earnings...........................      (81)         (528)     (1,512)     (2,848)
                                                       -------       -------    --------   ---------
Comprehensive loss in accordance with U.S. GAAP......  $(3,942)      $(2,085)   $(63,076)  $(109,027)
                                                       =======       =======    ========   =========

    Basic loss per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30           SEPTEMBER 30
                                                        -------------------   --------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   ---------
                                                            (UNAUDITED)           (UNAUDITED)
Net earnings (loss) in accordance with U.S. GAAP......  $(3,632)   $   297    $(57,714)  $ (98,736)
  Less provision for Preferred share dividends........    2,216      2,215       6,715       6,644
                                                        -------    -------    --------   ---------
Net loss in accordance with U.S. GAAP attributable to
  Common shareholders.................................  $(5,848)   $(1,918)   $(64,429)  $(105,380)
                                                        =======    =======    ========   =========
Weighted average number of shares
  outstanding (thousands).............................   74,145     74,145      74,145      74,103
                                                        -------    -------    --------   ---------
Basic loss per Common share...........................  $ (0.08)   $ (0.03)   $  (0.87)  $   (1.42)
                                                        =======    =======    ========   =========

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
(b) BALANCE SHEET

    The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                                 SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                             ---------------------------   ---------------------------
                                              CANADIAN     UNITED STATES    CANADIAN     UNITED STATES
                                                GAAP           GAAP           GAAP           GAAP
                                             -----------   -------------   -----------   -------------
                                                     (UNAUDITED)
Assets:
  Long-term receivables, net of
    allowances.............................  $   577,562    $   584,223    $   577,733    $   589,840
  Cemetery property........................      894,185        816,909        923,344        845,840
  Names and reputations....................      613,268        618,259        650,200        655,191
  Insurance invested assets................      302,198        286,470        281,423        263,960
  Other assets.............................      126,492        155,732        133,553        161,091
Liabilities and shareholders' equity:
  Other liabilities........................      421,745        419,380        426,019        423,384
  Insurance policy liabilities.............      199,620        236,688        184,207        217,915
  Future income tax liabilities............      145,167        122,420        146,028        125,394
  Common shares............................    1,276,414      1,302,819      1,276,434      1,302,806
  Deficit..................................   (1,061,433)    (1,117,243)    (1,004,917)    (1,059,529)
Accumulated other comprehensive income:
Unrealized losses on securities available
  for sale, net of tax.....................           --         (6,167)            --         (4,034)
  Foreign exchange adjustment..............       12,455        (16,543)        15,683        (13,314)

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

    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. The net carrying amount of the long-lived assets of these locations, net of impairment provisions, is

                             THE LOEWEN GROUP INC.

TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

NOTE 10. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
$58,061,000. The net carrying amount of long-lived assets excludes working capital and other financial assets and liabilities.

(d) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB Statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's interim consolidated financial statements.

    In December 1999, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing GAAP to revenue recognition in financial statements. In June 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the fourth quarter of 2000, with retroactive application to January 1, 2000. Management has projected the estimated impact of SAB 101, in connection with the Company's Plan and disclosure statement for its Chapter 11 proceedings, which reflect the accounting policies currently expected to be implemented. However, as management is awaiting clarification from the SEC regarding the complete application of SAB 101, the accounting policies ultimately adopted may differ. Accordingly, management has not yet fully determined the impact on the Company's interim consolidated financial statements, but expects such impact, when determined, to be significant.

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

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at October 31, 2000, the Company operated 1,078 funeral homes and 425 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at October 31, 2000, the Company also operated three insurance subsidiaries that sell a variety of life insurance products that provide life insurance benefits and fund funeral services on a pre-need basis.

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

FINANCIAL CONDITION

BANKRUPTCY PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), Loewen, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of Loewen voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    The Company expects to file a plan of reorganization (the "Plan") and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. In addition, the Plan will treat the Company's bank credit agreements, Series D, E, 1, 2, 3, 4, 5, 6, 7 Senior Notes, and the Pass-through Asset Trust Securities as secured debt under the Collateral Trust Agreement, entitled to, on a pari passu basis, the benefits of the collateral held by the collateral trustee. The Plan and the disclosure statement will be subject to approval by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

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

    The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    As detailed below under "Liquidity and Capital Resources--Collateral Trust Agreement," the Company announced in April 2000 that there is uncertainty as to the secured status of certain senior debt with principal aggregating
$1.1 billion. It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the three months and nine months ended September 30, 2000 and 1999, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes which are presented as a percentage of earnings before income taxes.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segmented information is provided in
Note 8 to the Interim Consolidated Financial Statements.

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30          SEPTEMBER 30
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral...................................................   $135.2     $136.0      65.5       58.1
  Cemetery..................................................     46.5       74.2      22.6       31.7
  Insurance.................................................     24.5       23.8      11.9       10.2
                                                               ------     ------     -----      -----
    Total...................................................   $206.2     $234.0     100.0      100.0
                                                               ======     ======     =====      =====
Gross margin
  Funeral...................................................   $ 35.0     $ 37.1      25.9       27.3
  Cemetery..................................................      7.6       12.9      16.3       17.4
  Insurance.................................................      4.3        5.3      17.6       22.3
                                                               ------     ------
    Total...................................................     46.9       55.3      22.8       23.6
Expenses
  General and administrative................................     16.5       18.6       8.0        8.0
  Depreciation and amortization.............................     13.8       15.8       6.7        6.7
                                                               ------     ------
Earnings from operations....................................     16.6       20.9       8.1        8.9
Interest on long-term debt..................................      3.4        5.9       1.7        2.6
Reorganization costs........................................     11.0       11.2       5.3        4.8
Other expenses..............................................      2.4        0.7       1.2        0.3
Income taxes................................................      2.7        1.2       n/a       39.0
                                                               ------     ------
Net earnings (loss).........................................   $ (2.9)    $  1.9      (1.4)       0.8
                                                               ======     ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    Consolidated revenue decreased 11.9% to $206.2 million for the three months ended September 30, 2000 from $234.0 million in 1999. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased 15.2%, to $46.9 million for the three months ended
September 30, 2000 from $55.3 million in 1999, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, also increased for all businesses compared to the same period in the prior year. As a percentage of revenue, consolidated gross margin decreased slightly to 22.8% for the three months ended September 30, 2000 from 23.6% in 1999.

    Funeral revenue decreased 0.6% to $135.2 million for the three months ended September 30, 2000 from $136.0 million in 1999, primarily due to fewer funeral services. At locations in operation for all of the three months ended
September 30, 1999 and 2000 ("Established Locations"), the average revenue per funeral service decreased by 1.8%, while the number of funeral services performed decreased by 0.3%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 25.9% for the three months ended September 30, 2000 from 27.3% in 1999, principally as a result of lower revenue and fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 37.2% to $46.5 million for the three months ended September 30, 2000 from $74.2 million in 1999, primarily due to additional pre-need sales contract term changes effected in the second quarter of 2000. These contract changes included shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 16.3% for the three months ended September 30, 2000 from 17.4% in 1999, primarily due to the lower revenue, and fixed and indirect variable operating costs. The Company's previously announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue increased 2.7% to $24.5 million for the three months ended September 30, 2000 from $23.8 million in 1999. Overall insurance gross margin as a percentage of insurance revenue decreased to 17.6% for the three months ended September 30, 2000 from 22.3% in 1999, primarily due to reduced premium income, higher claims and increased policy reserves, which were partially offset by increased investment income.

    General and administrative expenses were reduced 11.3%, or $2.1 million, to $16.5 million for the three months ended September 30, 2000 from $18.6 million in 1999. The decrease in general and administrative expenses for the three months ended September 30, 2000 is primarily due to the Company's continuing program to operate more efficiently and implement systems improvements. General and administrative expenses, as a percentage of revenue, were 8.0% for the three months ended September 30, 2000 and 1999, though revenue declined by 11.9%.

    Depreciation and amortization expenses decreased to $13.8 million for the three months ended September 30, 2000 from $15.8 million in 1999, primarily due to asset impairment provisions recorded in December 1999. As a percentage of revenue, depreciation was 6.7% for the three months ended September 30, 2000 and 1999, though revenue declined by 11.9%.

    Interest expense on long-term debt decreased by $2.5 million to $3.4 million for the three months ended September 30, 2000 from $5.9 million in 1999. The decrease is primarily due to the continuing reduction of long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $43.7 million and $43.1 million for the three months ended September 30, 2000 and 1999, respectively.

    Reorganization costs decreased slightly to $11.0 million for the three months ended September 30, 2000 from $11.2 million in 1999. These costs were primarily for professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, costs applicable to the Company's Key Employee Retention Plan, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA. Total reorganization costs since the Petition Date applicable to the Company's reorganization under Chapter 11 and CCAA amounted to $118.2 million as at September 30, 2000.

    Other expenses increased to $2.4 million for the three months ended September 30, 2000 from $0.7 million in 1999, primarily due to losses associated with miscellaneous asset disposals.

    Income tax expense for the three months ended September 30, 2000 was $2.7 million, compared to $1.2 million in 1999. For the three months ended September 30, 2000, income tax expense exceeded the expected statutory rate, because the Company was not able to realize a significant income tax benefit associated with certain reorganization costs, certain intangible asset amortization and other items recorded because these items are generally not deductible for tax purposes or realization of the associated future tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2000 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had a net loss of $2.9 million for the three months ended September 30, 2000 compared to net earnings of $1.9 million in 1999. Basic loss per share was $0.07 for the three months ended September 30, 2000 compared to net earnings per share of $nil in 1999. The increase in net loss for the three months ended September 30, 2000 was primarily due to lower funeral and cemetery gross margins and higher other expenses and income taxes, partially offset by lower interest expense, general and administrative expenses and depreciation and amortization expense.

    The Company's statement of cash flows for the three months ended
September 30, 2000 reflects cash provided from operations of $31.0 million, compared to $30.1 million in 1999, primarily due to lower interest expense and the improved cash flow from cemetery financial assets, which were partially offset by the reduction in earnings from operations.

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30          SEPTEMBER 30
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral...................................................   $435.8     $458.2      63.9       57.3
  Cemetery..................................................    172.9      270.7      25.4       33.8
  Insurance.................................................     73.2       71.4      10.7        8.9
                                                               ------     ------     -----      -----
    Total...................................................   $681.9     $800.3     100.0      100.0
                                                               ======     ======     =====      =====
Gross margin
  Funeral...................................................   $128.4     $148.8      29.5       32.5
  Cemetery..................................................     39.9       61.2      23.1       22.6
  Insurance.................................................     14.8       15.1      20.2       21.1
                                                               ------     ------
    Total...................................................    183.1      225.1      26.9       28.1
Expenses
  General and administrative................................     52.5       68.6       7.7        8.5
  Depreciation and amortization.............................     43.0       47.0       6.3        5.9
  Provision for asset impairment............................     92.0       15.1      13.5        1.9
                                                               ------     ------
Earnings (loss) from operations.............................     (4.4)      94.4      (0.6)      11.8
Interest on long-term debt..................................     10.0       82.9       1.5       10.5
Reorganization costs........................................     25.4       78.4       3.7        9.8
Dividends on preferred securities of subsidiary.............       --        3.0        --        0.4
Other expenses..............................................      4.6       14.6       0.7        1.8
Income taxes................................................     12.1       12.0       n/a        n/a
                                                               ------     ------
Net loss....................................................   $(56.5)    $(96.5)     (8.3)     (12.1)
                                                               ======     ======

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    Consolidated revenue decreased 14.8% to $681.9 million for the nine months ended September 30, 2000 from $800.3 million in 1999. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased 18.7%, to $183.1 million for the nine months ended
September 30, 2000 from $225.1 million in 1999, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, increased for the funeral and insurance businesses compared to the same period in the prior year. As a percentage of revenue, consolidated gross margin decreased to 26.9% for the nine months ended September 30, 2000 from 28.1% in 1999.

    Funeral revenue decreased 4.9% to $435.8 million for the nine months ended September 30, 2000 from $458.2 million in 1999, primarily due to fewer funeral services, partly, management believes, attributable to continuing consumer concerns caused by the bankruptcy filings, as well as the general business conditions also faced by other consolidators in the industry. At locations in operation for all of the nine months ended September 30, 1999 and 2000 ("Established Locations"), the average revenue per funeral service was consistent with the prior year, while the number of funeral services performed decreased by 4.1%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 29.5% for the nine months ended September 30, 2000 from 32.5% in 1999, principally as a result of lower revenue and fixed operating costs. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 36.1% to $172.9 million for the nine months ended September 30, 2000 from $270.7 million in 1999, partly due to the disposition of 124 cemetery properties at March 31, 1999, as well as, management believes, continuing consumer concerns caused by the bankruptcy filings in June 1999. In addition, revenues were negatively impacted by pre-need sales contract term changes effected in the second quarter of 1999 and additional changes effected in the second quarter of 2000. These contract changes included shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, increased slightly to 23.1% for the nine months ended September 30, 2000 from 22.6% in 1999, primarily due to the effects of reduced costs. The Company's previously announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue increased 2.5% to $73.2 million for the nine months ended September 30, 2000 from $71.4 million in 1999. Overall insurance gross margin as a percentage of insurance revenue decreased slightly to 20.2% for the nine months ended September 30, 2000 from 21.1% in 1999, primarily due to reduced premium income and increased claims and policy reserves, partially offset by an increase in investment income.

    General and administrative expenses were reduced 23.4%, or $16.1 million, to $52.5 million for the nine months ended September 30, 2000 from $68.6 million in 1999. The decrease in general and administrative expenses for the nine months ended September 30, 2000 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the bankruptcy filing on June 1, 1999, and the Company's continuing program to operate more efficiently and implement system improvements. General and administrative expenses, as a percentage of revenue, decreased to 7.7% for the nine months ended September 30, 2000 from 8.5% in 1999, due to the reduction in costs, partially offset by the effect of reduced revenues.

    Depreciation and amortization expenses decreased to $43.0 million for the nine months ended September 30, 2000 from $47.0 million in 1999, primarily due to dispositions made in March 1999 and asset impairment provisions recorded in 1999 and 2000. As a percentage of revenue, depreciation was 6.3% for the nine months ended September 30, 2000 compared to 5.9% in 1999, primarily due to the decline in revenue.

    Interest expense on long-term debt decreased by $72.9 million to $10.0 million for the nine months ended September 30, 2000 from $82.9 million in 1999. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's bankruptcy filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $130.1 million and $56.8 million for the nine months ended September 30, 2000 and 1999, respectively.

    Reorganization costs decreased to $25.4 million for the nine months ended September 30, 2000 from $78.4 million in 1999. These costs were primarily for professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, costs applicable to the Company's Key Employee Retention Plan, and other costs and fees incurred while the Company reorganizes under Chapter 11 and CCAA. In June 1999, immediately subsequent to the Petition Date, the Company incurred reorganization costs of $21.7 million for the write off of deferred debt issue costs, $9.8 million for the recording of the PATS option liability, $27.2 million for the write off of costs associated with executory contracts submitted for rejection by the Company, and $8.5 million of professional fees associated with the Company's reorganization under Chapter 11 and CCAA. Total reorganization costs since the Petition Date applicable to the Company's reorganization under Chapter 11 and CCAA amounted to $118.2 million as at September 30, 2000.

    Other expenses decreased to $4.6 million for the nine months ended September 30, 2000 from $14.6 million in 1999. Other expenses in 1999 reflects an additional non-recurring pre-tax charge of approximately $13.5 million relating to the sale of 124 cemeteries and three funeral homes on March 31, 1999, due to subsequent purchase price adjustments pursuant to certain terms of the purchase agreement.

    Income tax expense for the nine months ended September 30, 2000 was $12.1 million, compared to $12.0 million in 1999. The Company was not able to realize a significant income tax benefit associated with the provision for asset impairment and the reorganization costs recorded in the nine months ended September 30, 2000 and 1999 because these items were generally not deductible for tax purposes or realization of the associated future tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2000 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had a net loss of $56.5 million for the nine months ended September 30, 2000 compared to a net loss of $96.5 million in 1999. Basic loss per share was $0.85 for the nine months ended September 30, 2000 compared to a loss per share of $1.39 in 1999. The reduction in net loss for the nine months ended September 30, 2000 was primarily due to the suspension of interest expense applicable to under-secured and unsecured debt obligations as a result of the bankruptcy filings, lower reorganization costs, lower general and administrative expenses, lower other expenses and lower depreciation and amortization costs, partially offset by lower funeral and cemetery gross margins and higher provision for asset impairment.

    The Company's statement of cash flows for the nine months ended September 30, 2000 reflects cash provided from operations of $125.2 million, compared to cash provided of $12.9 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the bankruptcy filings and the improved cash flow from cemetery operations.

DISPOSITIONS

    In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the Bankruptcy Courts approved the Company's disposition process for the locations identified. The Company received over 250 letters of intent for various groups of these properties, and has formal bids for the majority of the properties offered for sale. Potential buyers have commenced or are continuing due diligence and negotiations. In addition, due to the bankruptcy proceedings, other properties, although not specifically identified, could be sold.

    As of October 31, 2000, transactions involving sales proceeds of more than $46 million have been approved by the U.S. Bankruptcy Court or have been signed and submitted for approval.

    In March 1999, the Company completed the sale of 124 cemeteries and three funeral homes. The Company received gross proceeds of $193.0 million, before purchase price adjustments and transaction costs.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past few years before the bankruptcy filings, the Company's strategic growth plan had emphasized cemetery acquisitions, as compared to its historical emphasis on funeral home acquisitions. Acquisition and the integration of cemeteries required significant cash due to the pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred.

    On June 1, 1999, Loewen and most of its subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 and CCAA. The Company will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts until a plan of reorganization is developed, approved by creditors and confirmed by the Bankruptcy Courts.

    The Company expects to file the Plan and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. The Plan and the disclosure statement will be subject to approval by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

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

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at September 30, 2000, the borrowings under the New DIP Facility were $nil and the letters of credit outstanding were $13.4 million.

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

    As a result of the Chapter 11 and CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of creditors, has been confirmed by the Bankruptcy Courts and has become effective. In June 2000, the U.S. Bankruptcy Court extended the Company's exclusive right to file a plan of reorganization to December 31, 2000, which prevents creditors or other parties from filing alternative plans until such date.

    Interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $43.7 million for the three months ended September 30, 2000 (1999--$43.1 million), and $130.1 million for the nine months ended September 30, 2000
(1999--$56.8 million).

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the bankruptcy filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    The Company's balance sheet at September 30, 2000 as compared to December 31, 1999, reflects significant changes from the asset impairment provision and, to a lesser extent, changes from ongoing operating activities.

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

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Part II, Item 1 for additional information.

    The Company expects to file the Plan and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. In addition, the Plan will treat the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to, on a pari passu basis, the benefits of the collateral held by the collateral trustee. The Plan and the disclosure statement will be subject to approval by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

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

    For the quarter ended September 30, 2000, the Company was in technical default of the minimum funeral home gross margin, falling short by $5,000. The Company is seeking a waiver from its New DIP Facility lenders for non-compliance. The Company believes that sufficient cash resources currently exist, and no borrowings are outstanding or expected to be required of the New DIP Facility to satisfy its near-term obligations, though further use of the New DIP Facility for letters of credit will be restricted until a waiver is obtained.

    The Company's insurance subsidiaries, which have not filed for protection under Chapter 11, are also subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB Statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this accounting standard on the Company's Interim Consolidated Financial Statements.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC deferred the implementation date of SAB 101, as applicable to the Company, to the fourth quarter of 2000, with retroactive application to January 1, 2000.

    Based on Company discussions with the SEC and conclusions mutually agreed to, the Company's pre-need revenue recognition policies under SAB 101, when implemented, will:

    - Recognize sales of pre-arranged funerals and pre-need cemetery merchandise and services at time of delivery or performance of services;

    - Recognize sales of pre-need cemetery spaces when title to interment right is transferred; and

    - Expense immediately selling expenses incurred in connection with sales of pre-arranged funerals and pre-need cemetery merchandise, services, and spaces.

    Management has projected the estimated impact of SAB 101, in connection with the Company's Plan and disclosure statement for its Chapter 11 proceedings, which reflect the accounting policies currently expected to be implemented. However, as management is awaiting clarification from the SEC regarding the complete application of SAB 101, the accounting policies ultimately adopted may differ. Accordingly, management has not yet fully determined the impact on the Company's Interim Consolidated Financial Statements, but expects such impacts, when determined, to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company used derivatives, prior to filing for bankruptcy, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily resides in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market-sensitive financial instruments and constitutes "forward-looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

BANKRUPTCY FILINGS

    On June 1, 1999, the Company, 869 United States subsidiaries and one European subsidiary voluntarily filed a petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and 116 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. See Notes 1, 3 and 5 to the Interim Consolidated Financial Statements for additional information.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the bankruptcy proceedings. In May 2000, Loewen and all of its United States debtor subsidiaries entered into a new debtors-in-possession credit agreement (see
Note 3 to the Interim Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the new debtors-in-possession credit agreement).

    As a result of the Chapter 11 and CCAA filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, and any additional liabilities related thereto will be subject to compromise, unless the stay is lifted by the applicable Bankruptcy Court.

BANKERS TRUST ACTION

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the official Unsecured Creditors Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

    Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Company adversary proceeding. Bankers Trust Company has since filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its plan of reorganization (the "Plan"). The Court has not yet ruled on this motion or on any other matters in the adversary proceeding. The Company has not yet responded to the Bankers Trust Company complaint.

PREFERRED SHARES CONVERSION MOTION

    In August 2000, a motion was filed in the Ontario Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

LOUISIANA LAWSUITS

    Since July 2000, eight lawsuits have been filed against various insurance companies asserting similar claims and seeking class action certification. Security Industrial Insurance Company ("Security Industrial"), a Company subsidiary, is a named defendant in each case. Security Industrial is one of the Company's insurance subsidiaries that has been excluded from the bankruptcy filings and, as a result, litigation involving Security Industrial is not subject to the automatic stay. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in July 2000 and have been described in more detail in the Company's previous periodic reports. The FLETCHER, FRANK and PRINCE cases were filed in October 2000.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. The plaintiffs in the ALEXANDER, COTHRAN and SMITH cases also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including, where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The BEVERLY, SUTHERLAND, FLETCHER and PRINCE cases include an allegation that defendants violated the Civil Rights Act of 1866 (42 USC 1981), which provides for punitive damages in certain circumstances. In each case, Security Industrial has filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment ("Motion to Dismiss"). Certain procedural and other recent developments with respect to the eight lawsuits through November 3, 2000 are described below.

    In October 2000, Unitrin, Inc., a defendant in the COTHRAN case and other related cases, filed a motion with the court administering the COTHRAN case requesting the transfer of the COTHRAN case and the other related cases to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes.

    a. ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division
(No. 6:00CV1810). Security Industrial moved for a transfer of venue to the United States District Court, Eastern District of Louisiana, which has been denied. In October 2000, the plaintiffs filed a motion for class certification, which is scheduled for hearing in December 2000. Security Industrial's Motion to Dismiss is scheduled to be heard November 16, 2000.

    b. BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana,
Lafayette-Opelousas Division, (No. CV00-1633L-0). In October 2000, the Court ordered this case administratively terminated pending the final decision of the MDL Panel on the transfer of cases.

    c. COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
(No. 5:00CV1811). In August 2000, Security Industrial moved for a transfer of venue to the United States District Court, Eastern District of Louisiana, which was granted in October 2000. Security Industrial's Motion to Dismiss and certain other procedural motions are expected to be decided in late November. Security Industrial has made a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases, which has not yet been decided.

    d. SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana. In September 2000, the Court consolidated this case with the SUTHERLAND case identified below. In October 2000, the Court granted a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases.

    e. SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2076 "F"
(2)). This case has been consolidated with the SMITH case identified above. In October 2000, the Court granted a motion to stay these proceedings pending the MDL Panel's final decision on the transfer of all related cases.

    f. FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2932
"S" (1)). In October 2000, Security Industrial filed a motion for transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

    g. FRANK, ET AL. V. UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A). In October 2000, Security Industrial filed a notice of removal to the United States District Court
(CA 6:00CV2324) and a motion for transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

    h. PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. CV-00-2255,
LO). In October 2000, Security Industrial filed a Motion for Transfer of the case to Judge Feldman's section or, in the alternative, for a stay pending resolution of the motion before the MDL Panel for transfer of all related cases.

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

2. BANKRUPTCY PROCEEDINGS. The Company is reorganizing its affairs under the protection of Chapter 11 and CCAA and will propose a plan of reorganization for itself and other filing subsidiaries, which will be submitted to the Bankruptcy Courts overseeing the Chapter 11 and CCAA proceedings for confirmation after submission to any vote and approval required by affected parties. If the plan of reorganization receives all requisite approvals, the Company will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values determined in connection with the plan of reorganization. If the reorganization plan is approved and the Company emerges from bankruptcy, the carrying value of assets and liabilities recorded in the Company's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the consolidated balance sheet at September 30, 2000.

    During the pendency of the reorganization proceedings, the Company is implementing operational and system improvements. In particular, a new cemetery contract management system is being implemented in the cemetery operations on a location-by-location basis to improve the recording and tracking of individual pre-need contracts. Management believes the new cemetery contract management system will: (i) improve the timeliness of and access to operational and financial information; (ii) reduce administrative costs; (iii) provide for improved trust efficiencies, and (iv) improve the estimation of merchandise and service liabilities. Further adjustments may be made to the estimation of cemetery merchandise and service liabilities as the cemetery contract management system is implemented.

    In April 2000, the Company announced that under the Collateral Trust Agreement among the Company, LGII and their senior lenders, there is uncertainty as to the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities (the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1.1 billion (see
Note 3 to the Interim Consolidated Financial Statements for additional information regarding the terms of the Subject Debt).

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

    On September 29, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Part II, Item 1 for additional information.

    The Company expects to file a plan of reorganization (the "Plan") and disclosure statement for itself and its filing subsidiaries with the U.S. Bankruptcy Court on or before November 15, 2000. The Plan and disclosure statement will describe the proposed structure and business operations of the reorganized company, and will provide a proposed schedule of creditor recoveries. In addition, the Plan will treat the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to, on a pari passu basis, the benefits of the collateral held by the collateral trustee. The Plan and the disclosure statement will be subject to approval by the Bankruptcy Courts, and the Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the proposed Plan.

    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

3. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff. Revenue will be affected by the proposed change in accounting policies associated with the application of the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

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

4. DISPOSITIONS. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court approved the Company's proposed disposition process. Although the Company may consummate additional asset sales, it is not committed to sell and has not identified any other properties for which a material sale is probable. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

5. TAX RATE. The Company expects that its effective income tax rate for 2000 and beyond will likely vary significantly from the Canadian and United States statutory rates. Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101, may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

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

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

           4.38.2           First Amendment to the DIP Agreement, dated as of July 16,
                              1999(15)

           4.38.3           Second Amendment to the DIP Agreement, dated as of
                              August 25, 1999(16)

           4.38.4           Third Amendment to the DIP Agreement, dated as of
                              October 21, 1999(16)

           4.38.5           Fourth Amendment to the DIP Agreement, dated as of
                              December 21, 1999(16)

           4.39             Debtor-In-Possession Credit Agreement, dated as of May 24,
                              2000 (the "New DIP Agreement"), by and among LGII, as
                              debtor and debtor-in-possession, each of LGII's
                              subsidiaries listed on the signature pages thereof, each
                              as debtor and debtor-in-possession, Loewen, the Lenders
                              named therein, as the initial Lenders, and First Union
                              National Bank, as the L/C Issuer and as the Administrative
                              Agent for the Lenders (17)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

          10.2              Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                              subdivide the Series C Shares(3)

          10.3*             Form of Indemnification Agreement with Outside Directors(18)

          10.4*             Form of Indemnification Agreement with Officers(18)

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

          10.6*             1994 Management Equity Investment Plan (the "MEIP")(18)

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

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

          10.17*            Employment Agreement, dated October 26, 1998, by and between
                              Loewen and Peter S. Hyndman(5)

          10.18.1*          Employment Agreement, dated November 30, 1998, by and
                              between Loewen and Robert Lundgren(5)

          10.18.2*          Indemnification Agreement, dated February 3, 1999, by and
                              between Loewen and Robert Lundgren(5)

          11                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

          27                FINANCIAL DATA SCHEDULE

          99                ADDITIONAL EXHIBITS

          99.1              Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or
                              entities listed on the signature pages thereof, Loewen and
                              Blackhawk Acquisition Corp.(19)

          99.2              Put/Call Agreement, dated as of August 26, 1996, by and
                              among Blackstone, Blackstone Offshore Capital Partners II
                              L.P. ("Blackstone Offshore"), Blackstone Family Investment
                              Partnership II L.P. ("Blackstone Family"), PSI Management
                              Direct L.P. ("PSI"), LGII and Loewen(20)

          99.3              Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, inc. (to be renamed Prime
                              Succession Holdings, Inc.), Blackstone, Blackstone
                              Offshore, Blackstone Family, PSI and LGII(19)

          99.4              Subscription Agreement, dated as of November 19, 1996, by
                              and among Rose Hills Holdings Corp. ("Rose Hills"),
                              Blackstone, Blackstone Rose Hills Offshore Capital
                              Partners L.P. ("Blackstone Rose Hills"), Blackstone
                              Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and
                              RHI Management Direct, L.P. ("RHI")(21)

          99.5              Put/Call Agreement, dated as of November 19, 1996, by and
                              among Blackstone, Blackstone Offshore, Blackstone Family,
                              Blackstone Rose Hills, LGII, RDI, Loewen and RHI(21)

          99.6              Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
                              Blackstone Family, RDI, LGII and RHI(21)

          99.7              Form of Letter of Transmittal (22)

          99.8              Form of Notice of Guaranteed Delivery (22)

    ----------------------------

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

     (17) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000 (File No. 1-12163)

     (18) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

     (19) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

     (20) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File
          No. 1-12163)

     (21) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

     (22) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by Loewen during the third quarter of fiscal 2000:

      FILING DATE                       ITEM NUMBER        DESCRIPTION
      -----------                  ---------------------   -----------
      August 1, 2000               Item 5. Other Events    Press release reporting second quarter
      (dated July 31, 2000)                                2000 results

      September 7, 2000            Item 5. Other Events    Press release announcing the
      (dated September 6, 2000)                            consolidation of Loewen's eight existing
                                                           U.S. and Canadian administrative and
                                                           corporate offices

      September 12, 2000           Item 5. Other Events    Press release reporting second quarter
      (dated July 31, 2000)                                2000 results (duplicate copy of
                                                           July 31, 2000 press release filed in
                                                           error)

      September 15, 2000           Item 5. Other Events    Press release announcing the results of
      (dated September 15, 2000)                           Loewen's factual investigation into the
                                                           uncertainty relating to the secured
                                                           status of its 7.75% Series 3 Senior
                                                           Notes, 8.25% Series 4 Senior Notes,
                                                           7.20% Series 6 Senior Notes, 7.60%
                                                           Series 7 Senior Notes and 6.70%
                                                           Pass-through Asset Trust Certificates

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE LOEWEN GROUP INC.

Dated: November 7, 2000                        /s/ MICHAEL A. CORNELISSEN
                                               Michael A. Cornelissen
                                               SENIOR VICE-PRESIDENT
                                               (PRINCIPAL FINANCIAL OFFICER)

Dated: November 7, 2000                        /s/ DWIGHT K. HAWES
                                               Dwight K. Hawes
                                               SENIOR VICE-PRESIDENT, CORPORATE CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)