Form 10-K
period 2000-12-31
LOEWEN GROUP INC
filed 2001-03-22
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)             OF THE SECURITIES EXCHANGE ACT OF 1934
   /X/              For the fiscal year ended December 31, 2000
                                         OR
   / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

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

                11TH FLOOR, ATRIA III                                              M2J 5C2
 2225 SHEPPARD AVENUE EAST, TORONTO, ONTARIO, CANADA                             (Postal Code)
      (Address of principal executive offices)

        Registrant's telephone number, including area code: 604-299-9321

        Securities registered pursuant to Section 12(b) of the Act: None

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /
                            ------------------------

    The number of outstanding Common shares as of February 28, 2001, was 74,145,466, with an aggregate market value of $5,790,761.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
GENERAL INFORMATION..................................................      1

                                    PART I
 ITEM
NUMBER
------
 1.      BUSINESS....................................................      2

 2.      PROPERTIES..................................................      7

 3.      LEGAL PROCEEDINGS...........................................      7

 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........     13

         EXECUTIVE OFFICERS OF LOEWEN................................     14

         DIRECTORS OF LOEWEN.........................................     16

                                    PART II

 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................     18

         RECENT ACCOUNTING STANDARDS.................................     19

         FORWARD-LOOKING AND CAUTIONARY STATEMENTS...................     19

 6.      SELECTED FINANCIAL DATA.....................................     22

 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..................................     25

 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.......................................................     34

 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     36

 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...................................    144

                                   PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    144

11.      EXECUTIVE COMPENSATION......................................    149

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................    160

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    161

                                    PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...................................................    162

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

    Except as specifically noted, financial information is presented in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP"), as applicable to the Company, are explained in Note 17 to the Company's consolidated financial statements for the year ended December 31, 2000 (the "Consolidated Financial Statements"), included in Item 8 of this Form 10-K.

    The U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") is required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For
U.S. GAAP purposes, the Company will implement SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at February 28, 2001, the Company operated 948 funeral homes and 350 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at February 28, 2001, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

    On June 1, 1999 (the "Petition Date"), Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 117 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the
U.S. Bankruptcy Court, the "Bankruptcy Courts"). The Company's insurance, United Kingdom and certain funeral and cemetery subsidiaries were not included in the Chapter 11 and CCAA filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Plan and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001.

    The primary objectives of the Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides for, among other things:

    - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

    - the cancellation of currently outstanding LGII common shares;

    - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the Amended Plan);

    - the cancellation of debt claiming the benefit of the Collateral Trust Agreement dated as of May 15, 1996, in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

    - the cancellation of certain other indebtedness in exchange for cash, Reorganized LGII common shares, Reorganized LGII warrants or interests in a liquidating trust that will hold (i) five-year warrants of reorganized Prime Succession Holdings, Inc. ("Prime") issued to the Company in Prime's recent reorganization proceeding, and (ii) an undivided 25% interest in the net proceeds, if any, of the Company's claim against the United States of America, ICSID case No. ARB (AF)/98/3, under the North American Free Trade Agreement (the "Liquidating Trust");

    - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp.;

    - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

    - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

    - the selection of boards of directors of Reorganized LGII and Loewen's reorganized subsidiary Debtors.

    Current holders of Loewen's Common shares and Series C Preferred shares will receive no value under the Amended Plan. In addition to the principal transactions contemplated by the Amended Plan, pursuant to an order of the Canadian Court, certain of Loewen's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

    There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Amended Plan and emergence from reorganization proceedings are subject to a number of significant conditions. The Amended Plan is subject to certain conditions and requirements for confirmation, including the vote of creditors to accept the Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Amended Plan. Due to the uncertainty regarding the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities under the Collateral Trust Agreement, the Company anticipates that certain creditors are likely to challenge the Amended Plan.

    If the Amended Plan is not confirmed, the Company, by itself, or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7") . In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code.

    The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and the CCAA reorganization proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. These adjustments would include changes to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    If the Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. As a result, the reported amounts in the Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

    These Consolidated Financial Statements do not reflect adjustments that would be necessary if the Company implemented SEC Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For
U.S. GAAP purposes, the Company will implement SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings. The adoption of SAB 101 will result in a significant deferral of revenue for the Company.

    Loewen serves as the holding company for all operations of the Company, which are contained in subsidiary and associated companies. Loewen was incorporated under the Company Act of British Columbia on October 30, 1985. The principal executive offices of the Company are located at 11th Floor, Atria III, 2225 Sheppard Avenue East, Toronto, Ontario M2J 5C2.

BUSINESS OPERATIONS

    The Company's operations comprise funeral home, cemetery and insurance activities. The Company maintains a regional management structure for the funeral home and cemetery business that is organized into multiple geographic regions in the United States, Canada and the United Kingdom.

    Historically, the Company pursued an aggressive growth strategy based primarily on acquisitions. Since beginning its reorganization efforts, the Company's strategy has been to focus on its existing locations and reduce costs, improve sales, profitability and cash flow, as well as improve consumer service. In addition, the Company is undertaking to rationalize its locations into strong, viable market groups, based on capital returns, synergies with other Company funeral homes and cemeteries and market presence.

FUNERAL HOMES

    The Company's funeral homes offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to a place of worship, funeral chapel, cemetery or crematorium.

    Substantially all of the Company's funeral homes provide basic cremation services, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 2000, cremations accounted for approximately 33% of all funeral services performed by the Company compared to approximately 30% in 1999. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1% annually over the past five years and, in 1999, accounted for approximately 25% of all funeral services performed in the United States.

    Funeral operations comprised approximately 65% of the Company's consolidated revenue for 2000 (1999 -- 59%). Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust by the Company or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices under which the Company is designated as the beneficiary. At the date of performing a pre-arranged funeral service, the Company records as funeral revenue the amount originally trusted or the insurance contract amount, together with related accrued earnings retained in trust and increased insurance benefits. The Company's gross pre-arranged funeral sales in 2000 were approximately $119 million (1999 -- $168 million).

CEMETERIES

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's cemetery operations comprised approximately 25% of the Company's consolidated revenue for 2000 and 32% in 1999, the majority of which was derived from pre-need sales of cemetery products and services. Historically, the pre-need sale of interment rights and related products and services was recorded as revenue when customer contracts were signed. At that time, costs related to the sale were also recorded and an allowance was established for future cancellations and refunds, based on management's estimates in light of actual historical experience, trends and analysis. A portion of the proceeds received by the Company from pre-need merchandise and service sales is generally set aside in trust funds to provide for the future delivery of the cemetery products and services. Earnings of merchandise and service trust funds were recognized as income in the year realized; increases in the costs for merchandise and services were recognized as a charge to income.

    SAB 101 provides the SEC staff's views on the application of existing
U.S. generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, pre-need revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) is to be recorded at the time of product delivery, performance of services, or transfer of interment right title. SAB 101 is required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For U.S. GAAP purposes, the Company will implement SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings. The adoption of SAB 101 will result in a significant deferral of revenue for the Company. See "Recent Accounting Standards" and Note 17 to the Company's Consolidated Financial Statements.

    The Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 2000, the Company's cemeteries had approximately $258 million
(1999 -- $247 million) in
perpetual care trust funds, which are not reflected on the Company's consolidated balance sheet because the principal is required to stay in trust in perpetuity.

INSURANCE

    The Company operates three insurance subsidiaries licensed in a total of 29 jurisdictions (1999 -- 29). These insurance subsidiaries sell a variety of life insurance products, which include the funding of pre-arranged funerals. The Company's insurance operations comprised approximately 10% of the Company's consolidated revenue for 2000 (1999 -- 9%).

COMPETITION

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses. Competition generally arises among local funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains or losses in market share within a community are usually realized over a period of time.

    In addition, the Company also faces similar competitive elements from large, publicly-traded funeral service consolidator companies, as well as non-public regional consolidators.

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

    The Company's insurance subsidiaries are subject to regulation by the states in which they are domiciled and the states in which their products are sold.

ENVIRONMENTAL RISK

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's policies are designed to assess and evaluate environmental risk and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and can be reasonably estimated.

    The Company's policies are also designed to control environmental risk upon acquisition, through extensive due diligence and corrective measures taken prior to acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

    The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

EMPLOYEES

    At February 28, 2001, the Company employed approximately 10,800 people, with approximately 590 people employed at the Company's executive and administrative offices in Toronto, Burnaby and Cincinnati. Management believes that its relationship with employees is good, but recognizes employees have concerns over the challenges facing the Company. Approximately 120 of the Company's employees are members of collective bargaining units.

ITEM 2.  PROPERTIES.

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 980 funeral homes at February 28, 2001 (including 47 funeral homes located on or adjacent to a cemetery property), 156 were leased facilities and the balance were owned by the Company. Of the funeral homes owned by the Company, 49 were mortgaged as security for loans from the seller of the property or from a commercial lender. In some cases, the Company has a right of first refusal and an option to purchase its leased premises.

    The Company operated or provided management or sales services to 350 cemeteries at February 28, 2001, of which six were mortgaged as security for loans from the seller of the property. For certain cemeteries, the Company provides management and sales services pursuant to various management and sales agreements. The cemeteries operated by the Company contained an aggregate of approximately 18,000 acres of which approximately 62% were developed.

    The Company's executive office in Toronto occupies approximately 19,000 square feet of leased office space. The Company's administrative office in Burnaby occupies approximately 90,000 square feet of leased office space and approximately 35,000 square feet in a building owned by the Company, which the Company intends to sell. The Company's administrative office in Cincinnati occupies approximately 18,000 square feet of leased office space.

ITEM 3.  LEGAL PROCEEDINGS.

CHAPTER 11 AND CCAA FILINGS AND RELATED REORGANIZATION PROCEEDINGS

    On June 1, 1999, Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, Loewen and 117 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's consolidated revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

    Loewen and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the reorganization proceedings. On the Petition Date and in July 1999 respectively, the U.S. Bankruptcy Court granted initial and final approval of a $200 million debtor-in-possession revolving credit facility (the "DIP Facility"). In
May 2000, Loewen and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility" and, collectively with the DIP Facility, the "DIP Facilities"), replacing the DIP Facility. The New DIP Facility reduced the credit available to $100 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the DIP Facilities.

    The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed the Plan and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Plan and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed the Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001.

    The primary objectives of the Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides for, among other things:

    - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation;

    - the cancellation of currently outstanding LGII common shares;

    - the cancellation of the MIPS and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the Amended Plan);

    - the cancellation of debt claiming the benefit of the Collateral Trust Agreement dated as of May 15, 1996, in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

    - the cancellation of certain other indebtedness in exchange for cash, Reorganized LGII common shares, Reorganized LGII warrants or interests in the Liquidating Trust;

    - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp.;

    - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

    - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

    - the selection of boards of directors of Reorganized LGII and Loewen's reorganized subsidiary Debtors.

    Current holders of Loewen's Common shares and Series C Preferred shares will receive no value under the Plan. In addition to the principal transactions contemplated by the Amended Plan, pursuant to the order of the Canadian Court, certain of Loewen's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

    There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As at March 12, 2001, the Debtors have submitted approximately 560 proofs of claim to the ADR Procedures, of which, approximately 173 have been resolved, 273 are in arbitration and 114 are still in ADR Procedures. Of the 173 that were resolved, 95 have been approved by the U.S. Bankruptcy Court and 78 are awaiting U.S. Bankruptcy Court approval. Of the 273 that are in arbitration, the Company has applied for a motion to dismiss 36 of the claims but the U.S. Bankruptcy Court has not yet ruled on the motion. For those claims that have been resolved, accrued liabilities, in the Company's Consolidated Financial Statements, have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

    As a result of the Chapter 11 and the CCAA filings, litigation against Loewen and its filing subsidiaries was stayed as of June 1, 1999 (unless the stay is lifted by the applicable Bankruptcy Court), and any additional liabilities related thereto will be subject to compromise.

BANKERS TRUST ACTION

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Company's Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities ("PATS") (collectively, the "Subject Debt") are secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

    Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Action. Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery. The Court has also established a mediation procedure with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator has been appointed and the initial mediation sessions occurred in February 2001. Additional sessions are scheduled for March and April 2001. Following the Court's denial of Bankers Trust Company's motion, the Company has filed an answer that, among other things, supports the treatment of the Subject Debt as set forth in the Amended Plan. Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement. The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action, when that litigation might be completed or whether the mediation will be successful in resolving the Collateral Trust Agreement disputes by settlement.

PREFERRED SHARES CONVERSION MOTION

    In August 2000, a motion was filed in the Canadian Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), an LGII subsidiary, and various other unrelated insurance companies asserting similar claims and seeking class action certification. Security Industrial is one of the insurance subsidiaries that has been excluded from the Chapter 11 and the CCAA filings and, as a result, litigation involving Security Industrial is not subject to the automatic stay. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in
July 2000, the FLETCHER, FRANK and PRINCE cases were filed in October 2000, the JACKSON case was filed in November 2000, and the HALL case was filed in February 2001.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. The plaintiffs in the ALEXANDER, COTHRAN and SMITH cases also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including, where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The BEVERLY, FLETCHER, JACKSON, PRINCE and SUTHERLAND cases include an allegation that defendants violated the Civil Rights Act of 1866 (42 USC 1981), which provides for punitive damages in certain circumstances. In several of the cases, Security Industrial has filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment ("Motion to Dismiss").

    In October 2000, Unitrin, Inc., a defendant in the COTHRAN case and other related cases, filed a motion with the court administering the COTHRAN case requesting the transfer of the COTHRAN case and the other related cases to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes.

    On December 6, 2000, the MDL Panel granted Unitrin's motion for coordinated pretrial treatment of eight cases, including BEVERLY, COTHRAN, SMITH and SUTHERLAND, in the United States District Court for the Eastern District of Louisiana, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382. On December 21, 2000, the MDL Panel transferred the ALEXANDER, PRINCE and FRANK cases to Judge Feldman as related cases. Subsequently, Judge Feldman consolidated the FLETCHER case with the other cases subject to the MDL proceeding. The HALL case has not yet been consolidated. The parties in the MDL cases are currently negotiating a case management order to govern pretrial proceedings in those cases, including class certification, jurisdictional and discovery issues.

    Following are certain procedural and other information relating to each of the ten lawsuits:

    - ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. 6:00CV1810). In October 2000, the plaintiffs filed a motion for class certification.

    - BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division, (No. CV00-1633L-0).

    - COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
      (No. 5:00CV1811).

    - FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2932 "S" (1)).

    - FRANK, ET AL. V. UNION NATIONAL LIFE INSURANCE CO. AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A).

    - HALL, ET AL. V. SECURITY INDUSTRIAL, filed in the 23rd Judicial Court for the Parish of Baton Rouge, State of Louisiana (No. 68938).

    - JACKSON, ET AL. V. SECURITY INDUSTRIAL AND SECURITY INDUSTRIAL LIFE INSURANCE CO., filed in the United States District Court, Northern District of Georgia (No. 4-00CV-339-RLV).

    - PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. CV-00-2255, LO).

    - SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana.

    - SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana
      (No. 00-2076 "F" (2)).

    The Company has engaged in settlement discussions with attorneys for certain of the plaintiff groups and, in connection with that process, is attempting to effectuate a settlement of all of these cases through an agreement that would be approved in a state court proceeding, but which takes into account the multidistrict litigation and the orders issued by Judge Feldman.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, nor is it possible to establish a reasonable estimate of possible damages other than litigation defense costs. Accordingly, provision with respect to these lawsuits within the Company's Consolidated Financial Statements has been limited to estimated defense costs.

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

    The Judicial Panel on Multidistrict Litigation granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's Chapter 11 and CCAA filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

    On January 18, 2001, plaintiffs filed a motion to remove the case from the Civil Suspense Docket, in which they indicated that they intend to pursue claims against certain individuals who are currently defendants and against other former officers and/or directors who are not currently defendants. Defendants have filed their opposition papers. The Court has requested additional briefing by the parties and has not yet ruled on this motion.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    As described in the Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    As described in the Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on Loewen and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired, in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the reorganization proceedings.

    On October 23, 2000, an arbitration was held with respect to this matter pursuant to the U.S. Bankruptcy Court's ADR Procedures for handling pending litigation against the Company. Plaintiffs sought an award of $2.4 million plus attorneys' fees and the right to purchase the Company's Erie County properties. Plaintiffs did not pursue their RICO and antitrust claims. On November 1, 2000, the arbitrator issued a decision denying all of plaintiffs' claims for relief and compensation. Pursuant to the U.S. Bankruptcy Court's ADR Procedures, however, plaintiffs have provided notice that they will contest the decision and proceed to trial in State court. Plaintiffs have not yet obtained relief from the automatic stay to recommence this litigation. Accordingly, no trial date has been set, and it is unclear when proceedings will commence again in the Ohio courts.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    As described in the Company's prior periodic reports, in December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against Loewen and LGII, alleging breach of contract in connection with the sale of a mausoleum and mortuary business to the Company and in connection with employment and consulting agreements entered into at the time of the share purchase agreement. Additionally, Ms. Flanagan alleged causes of action for intentional and negligent misrepresentation and declaratory relief.

    Pursuant to a settlement of a number of disputes between the Company and Ms. Flanagan that was approved by the U.S. Bankruptcy Court in July 2000, the case was dismissed with prejudice during the fourth quarter of 2000.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims for October 2001. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                          EXECUTIVE OFFICERS OF LOEWEN

    The following table sets forth certain information with respect to the current executive officers of Loewen. The ages of the executive officers are shown as of February 28, 2001.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey(1)..........................     57      Chairman of the Board

Paul A. Houston(2)........................     52      President and Chief Executive Officer

Michael G. Weedon(3)......................     47      Senior Vice-President, Trust and Insurance

Kenneth A. Sloan(4).......................     51      Senior Vice-President, Chief Financial
                                                       Officer

Bradley D. Stam(5)........................     53      Senior Vice-President, Legal and Asset
                                                       Management

Gordon D. Orlikow(6)......................     40      Senior Vice-President, People

Dwight K. Hawes(7)........................     41      Senior Vice-President, Corporate
                                                       Controller

James D. Arthurs(8).......................     42      Senior Vice-President, Chief Information
                                                       Officer

Peter S. Hyndman(9).......................     59      Corporate Secretary

------------------------

(1) Mr. Lacey became the Chairman of the Board of Directors of Loewen in January 1999. Mr. Lacey has been a Director of Loewen since December 1998. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

(2) Mr. Houston became President and Chief Executive Officer of Loewen in December 1999. Mr. Houston has been a Director of Loewen since June 1999. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From April 1995 to
    August 1996, Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to April 1995, Mr. Houston was President of Black Photo Corporation.

(3) Mr. Weedon became Senior Vice-President, Trust and Insurance of Loewen in February 2000. Mr. Weedon served as Executive Vice-President, Administration, Accounting and Control, and Chief Administrative Officer of Loewen from November 1998 to February 2000; as Executive Vice-President Operations and Administration from July 1998 to November 1998; as Executive Vice-President of Administration from November 1997 to July 1998; and, during November 1997, Chief Administrative Officer. From December 1996 to November 1997, Mr. Weedon was a private business consultant and investor. From April 1993 to December 1996, Mr. Weedon served as Executive Vice-President and Chief Operating Officer of Viridian Inc. (formerly Sherritt Inc.) in Fort Saskatchewan, Alberta.

(4) Mr. Sloan became Senior Vice-President, Chief Financial Officer of Loewen on November 6, 2000. From September 1987 to September 2000, Mr. Sloan served as Senior Executive Vice-President, Finance and Planning and Chief Financial Officer at Shoppers Drug Mart Ltd. From May 1983 to August 1987, Mr. Sloan was Vice-President, Finance at Central Canada Grocers and National Grocers, two divisions of Loblaw Companies Ltd. and from July 1978 to July 1983 was Vice-President, Finance at The Quaker Oats Company of Canada.

(5) Mr. Stam became Senior Vice-President, Legal and Asset Management of Loewen in February 2000. From March 1998 to February 2000, Mr. Stam served as Senior Vice-President, Law of Loewen. From

    January 1996 until September 1997, Mr. Stam was President, General Counsel and a director of Western Star Trucks Holdings Ltd. From June 1995 to January 1996, Mr. Stam was Vice-President, General Counsel and Corporate Secretary of Western Star Trucks Holdings Ltd. Prior to that time, Mr. Stam was a partner with the Seattle-based law firm of Culp, Dwyer, Guterson & Grader.

(6) Mr. Orlikow became Senior Vice-President, People of Loewen in
    February 2000. From November 1999 to February 2000, Mr. Orlikow served as Senior Vice-President, Human Resources of Loewen. From March 1999 to November 1999, Mr. Orlikow was a consultant with PricewaterhouseCoopers. From April 1996 to March 1999, Mr. Orlikow was Director of Human Resources of BC Rail Ltd. Prior to that time, Mr. Orlikow was Manager Employment, Training and Development of BC Rail Ltd.

(7) Mr. Hawes became Senior Vice-President, Corporate Controller of Loewen in August 1998. From October 1994 to August 1998, Mr. Hawes served as Vice-President, Finance and from January 1993 to October 1994, as Director of Treasury Operations of Loewen.

(8) Mr. Arthurs became Senior Vice-President, Chief Information Officer of Loewen in May 2000. From December 1999 to May 2000, Mr. Arthurs was Vice-President, Residential and Industrial Operations for the Trus Joist Division of the Weyerhaeuser Company. From September 1997 to December 1999, Mr. Arthurs was General Manager, Distribution Group for MacMillan Bloedel, and prior to that was with IBM Canada in a variety of sales and management positions from June 1981 to August 1997.

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

                              DIRECTORS OF LOEWEN

    The following table sets forth certain information with respect to the current Board of Directors of Loewen. The ages of the Directors are shown as of February 28, 2001.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey(b)(d)(1)....................     57      Chairman of the Board
Toronto, Ontario, Canada

Paul A. Houston(2)........................     52      President, Chief Executive Officer and
Toronto, Ontario, Canada                               Director

Charles B. Loewen(a)(c)(3)................     68      Director
Toronto, Ontario, Canada

James D. McLennan(a)(c)(4)................     64      Director
Park Ridge, Illinois, U.S.A.

Donna R. Moore(c)(5)......................     61      Director
Eureka, Montana, U.S.A.

William R. Riedl(b)(d)(6).................     60      Director
Toronto, Ontario, Canada

The Right Honorable John N. Turner,            71      Director
  P.C.,...................................
C.C., Q.C.(a)(b)(7) Toronto, Ontario,
  Canada

John J. Wiesner(a)(8).....................     62      Director
Oklahoma City, Oklahoma, U.S.A.

------------------------

    (a) Audit Committee

    (b) Corporate Governance Committee

    (c) Compensation Committee

    (d) Nominating Committee

(1) Mr. Lacey became the Chairman of the Board of Directors of Loewen in January 1999. Mr. Lacey has been a Director of Loewen since December 1998. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

(2) Mr. Houston became President and Chief Executive Officer of Loewen in December 1999. Mr. Houston has been a Director of Loewen since June 1999. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From April 1995 to
    August 1996, Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to April 1995, Mr. Houston was President of Black Photo Corporation.

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

(6) Mr. Riedl became a Director of Loewen in December 1998. Until his retirement in December 2000, Mr. Riedl was President and Chief Executive Officer, Fairvest Securities Corporation, a stock brokerage firm.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    Since March 6, 2000, Loewen's Common shares have been quoted in the U.S. National Quotation Bureau "pink sheets" under the symbol "LOWGQ."

    The Common shares of Loewen traded on the Toronto Stock Exchange ("TSE") under the symbol "LWN" until November 21, 2000. Until March 3, 2000, the Common shares were also listed on The New York Stock Exchange ("NYSE").

    Trading of Loewen's Common shares was suspended by the NYSE on March 3, 2000 and the Common shares were delisted from the NYSE on April 13, 2000, because the Company did not meet the required standards for continued listing of securities on the NYSE. Trading of the MIPS, which also were listed on the NYSE, was also suspended on March 3, 2000, and the MIPS were delisted on April 13, 2000.

    On November 21, 2000, the TSE suspended trading of the Company's Common shares and Series C Preferred shares. The suspension became effective after the Company filed its Plan proposing (a) that all assets of Loewen be transferred to Reorganized LGII at the time of emergence from Chapter 11, (b) that all property to be distributed under the Plan, including debt and equity in Reorganized LGII, be distributed to persons other than the holders of Common shares and Series C Preferred shares, and (c) that such shareholders receive no distribution of value under the Plan. Securities that have been suspended from trading for a period of one year by the TSE and which have not been approved for reinstatement by the TSE, will be automatically delisted at that time.

    The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the TSE and the NYSE, and the high and low bid prices as reported on the National Quotation Bureau "pink sheets." Please note that the "pink sheet" high and low bid prices are the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

                                                    TORONTO STOCK        NEW YORK STOCK
                                                      EXCHANGE              EXCHANGE            "PINK SHEETS"
                                                 -------------------   -------------------   -------------------
                                                   HIGH       LOW        HIGH       LOW        HIGH       LOW
                                                 --------   --------   --------   --------   --------   --------
                                                       (CDN.$)               (U.S.$)               (U.S.$)
1999 First quarter.............................   12.500      1.350      8.438      0.938        n/a        n/a
    Second quarter.............................    2.450      0.340      1.438      0.250        n/a        n/a
    Third quarter..............................    2.450      0.770      1.688      0.500        n/a        n/a
    Fourth quarter.............................    0.950      0.550      0.625      0.378        n/a        n/a

2000 First quarter
      January 1, 2000, through March 3, 2000...    2.150      0.620      1.500     0.4063        n/a        n/a
      March 6, 2000 through March 31, 2000.....    1.490      0.860        n/a        n/a      1.125      0.563
    Second quarter.............................    1.430      0.720        n/a        n/a      0.906      0.453
    Third quarter..............................    0.910      0.365        n/a        n/a      0.563      0.266
    Fourth quarter
      October 1, 2000, through
        November 20, 2000......................    0.470      0.150        n/a        n/a      0.297      0.094
      November 21, 2000 through
        December 31, 2000......................      n/a        n/a        n/a        n/a      0.109      0.031

    As at February 28, 2001, there were 2,598 record holders of Loewen's Common shares.

DIVIDENDS

    Under the terms of the New DIP Facility, the Company is prohibited from declaring dividends on its Common shares, Preferred shares and MIPS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding restrictions on the payment of dividends. No dividends were declared or paid on the Common shares, Preferred shares or MIPS in 2000. In 1999, $2,156,000 of Preferred share dividends and $1,181,000 of MIPS dividends were paid prior to the Petition Date.

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

                          RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As all existing derivatives were extinguished on or shortly after the Petition Date, the Company expects there to be little, if any, immediate impact on the Company's financial position or operating results.

    In December 1999, the SEC issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, pre-need revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) will be recorded at the time of product delivery, performance of services, or transfer of interment right title. This revenue recognition policy is required to be applied for U.S. GAAP with effect from January 1, 2000. The adoption of SAB 101 will result in a significant deferral of revenue for the Company. However, as a result of the Company's Chapter 11 filing and its expected emergence therefrom, the Company will be required to apply "fresh start" accounting principles in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which in turn requires adherence to the principles of "purchase" accounting as prescribed by Accounting Principles Board Opinion No. 16, "Business Combinations." The effective result of these principles is to reflect the assets and liabilities of the emerging entity at fresh start at their fair values, similar to an acquisition. The effects of SAB 101, if applied by the Company prior to emergence from Chapter 11, would be significantly impacted by the application of "fresh start" accounting principles. Accordingly, the Company will implement SAB 101 for U.S. GAAP purposes prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect
SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-K, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the SEC, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and
Section 21E(i) of the Securities Exchange Act of 1934. Certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENTS

    In addition to other information in this Form 10-K, including the information that appears in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition," the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

    1. ABILITY TO CONTINUE AS A GOING CONCERN. The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and the CCAA reorganization proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of the Company's Amended Plan, since the reported amounts in the Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of the Amended Plan, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    2. REORGANIZATION AND RELATED PROCEEDINGS. If the Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values determined in connection with the Amended Plan. The carrying value of assets and liabilities recorded in Reorganized LGII's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the Company's Consolidated Financial Statements at December 31, 2000. There can be no assurance that the Company will successfully emerge from reorganization proceedings.

    During the pendency of the reorganization proceedings, the Company is implementing operational and system improvements. In particular, a new cemetery contract management system is being implemented in the cemetery operations on a location-by-location basis to improve the recording and tracking of individual pre-need contracts. Management believes the new cemetery contract management system will: (i) improve the timeliness of and access to operational and financial information; (ii) reduce administrative costs; (iii) provide for improved trust efficiencies; and (iv) improve the estimation of merchandise and service liabilities. Further adjustments may be made to the estimation of cemetery merchandise and service liabilities as the cemetery contract management system is implemented.

    In April 2000, the Company announced that under the Collateral Trust Agreement among the Company, LGII and their senior lenders, there is uncertainty as to the secured status of the Subject Debt.

The aggregate principal amount outstanding of the Subject Debt is $1.1 billion (see Note 3 to the Consolidated Financial Statements for additional information regarding the terms of the Subject Debt).

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

    The Company's Amended Plan and related Disclosure Statement describe the proposed structure and business operations of Reorganized LGII, and provide a proposed schedule of creditor recoveries. In addition, the Amended Plan treats the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to, on a pari passu basis, the benefits of the collateral held by the collateral trustee. The Amended Plan and the related Disclosure Statement are subject to approval by the U.S. Bankruptcy Court, and the Amended Plan is subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the Amended Plan.

    On September 29, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Part I, Item 3 for additional information.

    It is not known when the uncertainty regarding the secured status of the Subject Debt will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Consolidated Financial Statements.

    3. REVENUE AND MARGINS. Revenue is affected by the volume of services rendered and the mix and pricing of services and products sold and actual pre-need contract cancellation experience. Margins are affected by the volume of services rendered, the mix and pricing of services and products sold and related costs. Further, revenue and margins may be affected by fluctuations in the number of deaths (which may be significant from period to period), competitive pricing strategies, consumer concerns caused by the reorganization proceedings, pre-need sales and other sales programs implemented by the Company and the ability to hire and retain the necessary level of sales staff.

    Revenue will be affected by the change in accounting policies associated with the application of the guidance provided by SAB 101, as well as the impact of "fresh start" accounting when the Company emerges from Chapter 11.

    Revenue is also affected by the level of dispositions. The Company's revenue in 2000 and 1999 has been significantly and adversely affected by the sales of a substantial number of funeral and cemetery properties (2000 -- 134;
1999 -- 127). Future revenue will similarly be affected by significant dispositions. See "Dispositions" below. Revenue may also be affected by the negative implications associated with the reorganization proceedings.

    4. DISPOSITIONS. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court approved the Company's proposed disposition process. During 2000, the Company sold 101 funeral homes and 33 cemeteries. During the first two months of 2001, the Company sold an additional 49 funeral homes and 43 cemeteries and the Company has formal bids for a further 111 properties. The number of disposition properties has since been revised and will continually be revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

    5. TAX RATE. Tax expense for 2000 varies significantly from the expected statutory rate of 45.5% of pre-tax income because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions,
(ii) various charges associated with goodwill and the reorganization reduce book income but not taxable income, and (iii) the tax benefit otherwise associated with the Company's losses has been substantially offset by the valuation allowance. The Company expects that its effective income tax rate for 2001 will likely vary significantly from the Canadian statutory rate.

    Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101 may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its consolidated balance sheet at December 31, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

    Debt discharged under Chapter 11 and the CCAA is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including but not limited to operating and capital loss carryforwards.

    6. OTHER. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement the Amended Plan or a plan of reorganization pursuant to reorganization proceedings that provides for achieving profitable operations and obtaining appropriate financing, among other things, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and debtor-in-possession financing,
(iv) dispositions and the related valuation of assets, (v) competition,
(vi) the level of the Company's general and administrative costs, and
(vii) changes in applicable governmental regulations.

ITEM 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected consolidated financial and operating information of the Company for each year in the five-year period ended
December 31, 2000. The selected consolidated financial information is derived from the Company's audited consolidated financial statements for such periods. The Company's Consolidated Financial Statements are prepared in accordance with Canadian GAAP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

    The financial results for the year ended December 31, 2000 include
$132 million of pre-tax charges representing impairment of assets and $46 million of reorganization costs. The 2000 results exclude $174 million of contractual interest expense applicable to certain pre-Petition Date debt obligations which are subject to compromise. As at December 31, 2000, $2.3 billion of liabilities were subject to compromise.

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

                                                         YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Revenue............................  $  896,062   $1,023,149   $1,130,399   $1,114,099   $  908,385
Gross margin.......................     234,418      264,534      265,610      363,639      329,008
Earnings (loss) from operations....     (26,233)    (248,607)    (263,966)     152,131      204,670
Net earnings (loss)................    (112,717)    (465,176)    (598,969)      41,810       65,999
Basic earnings (loss) per
  share(1).........................       (1.64)       (6.40)       (8.22)        0.48         1.01
Ratio of earnings to fixed
  charges(2).......................         n/a          n/a          n/a         1.3x         1.9x
Aggregate dividends declared per
  share............................          --           --         0.10         0.20         0.20

                                                                   AS AT DECEMBER 31
                                     -----------------------------------------------------------------------------
                                         2000            1999            1998            1997            1996
                                     -------------   -------------   -------------   -------------   -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS AND OPERATING INFORMATION)
BALANCE SHEET INFORMATION:
Total assets.......................   $3,980,906      $4,110,583      $4,673,908      $4,790,687      $3,718,734
Liabilities subject to
  compromise(4)....................    2,289,497       2,282,601              --              --              --
Total long-term debt(3)(4).........       73,542          91,204       2,268,014       1,793,934       1,495,925
Preferred securities of
  subsidiary(4)....................           --              --          75,000          75,000          75,000
Shareholders' equity...............      328,452         444,346         905,441       1,517,771       1,026,617

OPERATING INFORMATION:
Number of funeral homes............        1,035           1,141           1,151           1,070             956
Number of funeral services.........      155,000         162,000         163,000         153,000         142,000
Number of cemeteries...............          395             428             550             483             313

------------------------

(1) There are no material differences between basic and fully diluted earnings
    (loss) per share.

(2) The 2000, 1999 and 1998 losses are not sufficient to cover fixed charges by a total of approximately $98.9 million, $497.7 million and $765.9 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. The 2000 and 1999 fixed charges exclude certain contractual interest charges on liabilities subject to compromise.

(3) Total long-term debt comprises long-term debt which is not subject to compromise, including the current portion.

(4) Under-secured and unsecured debt obligations (including the MIPS, which are identified as "Preferred securities of subsidiary") have been reclassified as liabilities subject to compromise as a result of the Chapter 11 and the CCAA filings.

    Had the Company's Consolidated Financial Statements been prepared in accordance with U.S. GAAP (see Note 17 to the Consolidated Financial Statements), selected consolidated financial information would have been as set forth below. The financial results for 2000 do not reflect the implementation of SAB 101. See "Recent Accounting Standards" and Note 17 to the Consolidated Financial Statements.

                                                         YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
INCOME STATEMENT INFORMATION:
Revenue............................  $  888,358   $1,021,230   $1,117,625   $1,115,400   $  909,137
Gross margin.......................     225,082      258,529      269,705      366,562      332,815
Earnings (loss) from operations....     (34,811)    (324,656)    (260,127)     153,038      203,040
Earnings (loss) before cumulative
  effect of change in accounting
  principles.......................    (119,593)    (523,439)    (594,257)      42,231       64,559
Basic earnings (loss) per share
  before cumulative effect of
  change in accounting
  principles(1)....................       (1.73)       (7.18)       (8.15)        0.49         0.98
Ratio of earnings to fixed
  charges(2).......................         n/a          n/a          n/a         1.3x         1.8x
Aggregate dividends declared per
  share............................          --           --         0.10         0.20         0.20

                                                           AS AT DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET INFORMATION:
Total assets.......................  $3,934,770   $4,059,751   $4,709,654   $4,776,535   $3,699,950
Liabilities subject to
  compromise(4)....................   2,289,497    2,282,601           --           --           --
Total long-term debt(3)(4).........      73,542       91,204    2,268,014    1,793,934    1,495,925
Preferred securities of
  subsidiary(4)....................          --           --       75,000       75,000       75,000
Shareholders' equity...............     266,560      383,075      913,365    1,524,195    1,026,110

------------------------

(1) There are no material differences between basic and diluted earnings (loss) per share.

(2) The 2000, 1999 and 1998 losses are not sufficient to cover fixed charges by a total of approximately $107.5 million, $573.7 million and $767.1 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. The 2000 and 1999 fixed charges exclude certain contractual interest charges on liabilities subject to compromise.

(3) Total long-term debt comprises long-term debt which is not subject to compromise, including the current portion.

(4) Under-secured and unsecured debt obligations (including the MIPS, which are identified as "Preferred securities of subsidiary") have been reclassified to liabilities subject to compromise as a result of the Chapter 11 and the CCAA filings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

REORGANIZATION PROCEEDINGS

    On the Petition Date, Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware. Concurrent with the Chapter 11 filing, Loewen and
117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice, Toronto, Ontario, Canada. Subsequent to the Petition Date, three additional subsidiaries of Loewen voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's consolidated revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the Chapter 11 and CCAA filings.

    On January 24, 2000, the Company announced that the U.S. Bankruptcy Court approved the Company's disposition process in connection with its previously-announced program for disposition of non-strategic assets. During 2000, the Company sold 101 funeral homes and 33 cemeteries for gross proceeds of $38 million. During the first two months of 2001, the Company sold an additional 49 funeral homes and 43 cemeteries and the Company has formal bids for a further 111 properties. In addition, other properties, although not specifically identified, could be sold.

    The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed the Plan and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Plan and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed the Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001.

    The primary objectives of the Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides for, among other things:

    - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation;

    - the cancellation of currently outstanding LGII common shares;

    - the cancellation of the MIPS and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the Amended
      Plan);

    - the cancellation of debt claiming the benefit of the Collateral Trust Agreement dated as of May 15, 1996, in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

    - the cancellation of certain other indebtedness in exchange for cash, Reorganized LGII common shares, Reorganized LGII warrants or interests in the Liquidating Trust;

    - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp.;

    - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

    - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

    - the selection of boards of directors of Reorganized LGII and Loewen's reorganized subsidiary Debtors.

    Current holders of Loewen's Common shares and Series C Preferred shares will receive no value under the Amended Plan. In addition to the principal transactions contemplated by the Amended Plan, pursuant to an order of the Canadian Court certain of Loewen's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

    There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings.

    If the Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the Amended Plan. As a result, the reported amounts in the Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

BASIS OF PRESENTATION

    This discussion and analysis of the Company should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K. The results reported herein have been prepared on a "going concern" basis in accordance with Canadian GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and the CCAA reorganization proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in the Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

RESULTS OF OPERATIONS

    Detailed below are the Company's operating results for the years ended December 31, 2000, 1999, and 1998, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes, which are presented as a percentage of earnings before income taxes.

    The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 15 to the Consolidated Financial Statements.

                                                  YEAR ENDED DECEMBER 31           YEAR ENDED DECEMBER 31
                                              ------------------------------   ------------------------------
                                                2000       1999       1998       2000       1999       1998
                                              --------   --------   --------   --------   --------   --------
                                                      (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral...................................  $ 580.2    $  605.0   $  625.8     64.8       59.1       55.4
  Cemetery..................................    220.6       324.0      408.1     24.6       31.7       36.1
  Insurance.................................     95.3        94.1       96.5     10.6        9.2        8.5
                                              -------    --------   --------    -----      -----      -----
    Total...................................  $ 896.1    $1,023.1   $1,130.4    100.0      100.0      100.0
                                              -------    --------   --------    -----      -----      -----
Gross margin
  Funeral...................................  $ 169.6    $  191.2   $  198.0     29.2       31.6       31.6
  Cemetery..................................     49.4        52.9       51.1     22.4       16.3       12.5
  Insurance.................................     15.4        20.4       16.5     16.2       21.7       17.1
                                              -------    --------   --------    -----      -----      -----
    Total...................................    234.4       264.5      265.6     26.2       25.9       23.5
Expenses
  General and administrative................     71.3        93.9      124.5      8.0        9.2       11.0
  Depreciation and amortization.............     57.0        64.0       71.2      6.3        6.3        6.3
  Provision for asset impairment............    132.3       355.2      333.9     14.8       34.7       29.5
                                              -------    --------   --------    -----      -----      -----
Loss from operations........................    (26.2)     (248.6)    (264.0)    (2.9)     (24.3)     (23.3)
Interest on long-term debt..................     12.4        87.9      182.3      1.4        8.6       16.2
Provision for investment impairment and
  contingent losses.........................       --        59.2      315.2       --        5.8       28.0
Reorganization costs........................     45.9        92.8         --      5.1        9.1         --
Dividends on preferred securities of
  subsidiary................................       --         3.0        7.1       --        0.3        0.6
Other expenses (income).....................     14.4         5.6       (5.1)     1.6        0.5       (0.5)
                                              -------    --------   --------    -----      -----      -----
                                                (98.9)     (497.1)    (763.5)   (11.0)     (48.6)     (67.6)
Income taxes................................     13.8       (31.9)    (164.5)     n/a        n/a        n/a
                                              -------    --------   --------    -----      -----      -----
Net loss....................................  $(112.7)   $ (465.2)  $ (599.0)   (12.6)     (45.5)     (53.0)
                                              =======    ========   ========    =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Consolidated revenue decreased 12.4% to $896.1 million for the year ended December 31, 2000 from $1.023 billion in 1999. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased by 11.4%, to $234.4 million in 2000 from $264.5 million in 1999, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, also increased for funeral and insurance businesses compared to the prior year. As a percentage of revenue, consolidated gross margin increased slightly to 26.2% in 2000 compared to 25.9% in 1999.

    Funeral revenue decreased 4.1% to $580.2 million in 2000 compared to $605.0 million in 1999, primarily due to fewer funeral services, partly, management believes, attributable to continuing consumer concerns caused by the reorganization proceedings. At locations in operation for all of 1999 and 2000 ("Established Locations") the average revenue per funeral service was consistent with the prior year, while the number of funeral services performed decreased by 4.3%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 29.2% in 2000 from 31.6% in 1999, principally as a result of lower revenues and location operating costs. A significant reduction in future funeral revenue is expected as a result of the sale of 150 funeral homes, 101 of which, occurred in the fourth quarter of 2000, and 49 of which occurred in the first two months of 2001, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

    Cemetery revenue decreased 31.9% to $220.6 million in 2000, compared to $324.0 million in 1999, partly due to the disposition of 124 cemetery properties at March 31, 1999, as well as, management believes, continuing consumer concerns caused by the reorganization proceedings. In addition, revenues were negatively impacted by pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 22.4% in 2000 from 16.3% in 1999, due to the effects of reduced costs and reduction in the allowance for pre-need accounts receivable in 2000, due to improved pre-need contract terms, better collections and fewer delinquencies. In 1999, cemetery gross margin was reduced due to a decline in pre-need sales and an increase in the estimate of the allowance for pre-need accounts receivable. In addition, gross margins were significantly reduced in 1999 due to a decline in revenues related to the reorganization proceedings and the March 1999 disposition of 124 properties. A significant reduction in future cemetery revenue is expected as a result of the sale of 76 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 43 of which occurred in the first two months of 2001, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

    Insurance revenue increased 1.3% to $95.3 million for 2000 from $94.1 million in 1999. Overall insurance gross margin as a percentage of insurance revenue decreased to 16.2% for 2000 from 21.7% in 1999, primarily due to realized investment losses and a provision for litigation costs.

    The Company's gross pre-arranged funeral sales decreased to approximately $119 million in 2000 from approximately $168 million in 1999. Pre-arranged funeral services comprised approximately 22% of the annual funeral services performed by the Company in 2000 and 23% in 1999. The Company estimates that it had a backlog of approximately $1.2 billion in pre-need funeral sales as of December 31, 2000. Approximately 67% of the Company's cemetery gross sales in 2000 was generated from pre-need sales compared with 80% in 1999.

    General and administrative expenses were reduced 24.1%, or $22.6 million, to $71.3 million for the year ended December 31, 2000 from $93.9 million in 1999. The decrease in general and administrative expenses for the year ended
December 31, 2000 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the Chapter 11 and the CCAA filings, and the Company's continuing program to operate more efficiently and implement system improvements during 2000. General and administrative expenses, as a percentage of revenue, decreased to 8.0% for the year ended December 31, 2000 from 9.2% in 1999, due to the reduction in costs, partially offset by the effect of reduced revenues.

    Depreciation and amortization expenses decreased to $57.0 million for the year ended December 31, 2000 from $64.0 million in 1999, primarily due to dispositions made in 2000 and 1999, and asset impairment provisions recorded in 2000 and 1999. As a percentage of revenue, depreciation was 6.3% for the years ended December 31, 2000 and 1999, as the decline in depreciation expense was more than offset by the effects of the revenue decline.

    The Company recorded a pre-tax asset impairment provision of $132.3 million in 2000 (1999 -- $355.2 million) for certain properties included in the Company's previously-announced program to dispose of 371 locations that are considered non-strategic assets. The 2000 pre-tax asset impairment provision resulted from the Company revising its estimates of expected proceeds for the properties held for disposition, to reflect actual sales which occurred in the first two months of 2001, as well as changes due to the ongoing bid process. The pre-tax asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

    Interest expense on long-term debt decreased by $75.5 million to $12.4 million for the year ended December 31, 2000, from $87.9 million in 1999. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's Chapter 11 and CCAA filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $174.1 million and $99.9 million for the years ended December 31, 2000 and 1999, respectively.

    Reorganization costs decreased to $45.9 million for the year ended
December 31, 2000, from $92.8 million in 1999. These costs primarily consisted of $32.0 million for professional fees for legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, $7.3 million for the Company's Key Employee Retention Plan, and $6.6 million for the write-off of costs associated with executory contracts submitted for rejection by the Company. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $138.7 million as at December 31, 2000.

    Income tax expense for the year ended December 31, 2000 was $13.8 million, compared to income tax benefit of $31.9 million in 1999. The Company was not able to realize a significant income tax benefit associated with the provision for asset impairment and the reorganization costs recorded in the years ended December 31, 2000 and 1999, because these items were generally not deductible for tax purposes or realization of the associated future tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at December 31, 2000. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the Canadian and United States statutory rates.

    The Company had a net loss of $112.7 million for the year ended
December 31, 2000, compared to a net loss of $465.2 million in 1999. Basic loss per share was $1.64 for the year ended December 31, 2000, compared to a loss per share of $6.40 in 1999. The reduction in net loss for the year ended
December 31, 2000 was primarily due to lower provision for asset and investment impairment, the suspension of interest expense applicable to under-secured and unsecured debt obligations as a result of the Chapter 11 and the CCAA filings, lower reorganization costs, lower general and administrative expenses and lower depreciation and amortization expense, partially offset by higher income taxes and other expenses, and lower gross margins.

    The Company's statement of cash flows for the year ended December 31, 2000 reflects cash provided from operations of $147.8 million, compared to $33.1 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations for a full year, as a result of the Chapter 11 and the CCAA filings and the improved cash flow from cemetery operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Consolidated revenue decreased 9.5% to $1.023 billion for the year ended December 31, 1999 from $1.130 billion in 1998. Management believes that the revenue decline in the funeral business was in part due to the Chapter 11 and the CCAA filings on June 1, 1999. Cemetery revenue was significantly affected by the disposition of 124 properties at March 31, 1999, and pre-need sales contract term changes, such as shorter terms and larger down payments, that are less attractive to certain customers but are designed to improve cash flow. Consolidated gross margin decreased slightly, 0.4%, to $264.5 million in 1999 from $265.6 million in 1998, with a decline in funeral gross margin offset by improved insurance and cemetery gross margin. As a percentage of revenue, consolidated gross margin increased to 25.9% in 1999 from 23.5% in 1998.

    Funeral revenue decreased 3.3% to $605.0 million in 1999 compared to $625.8 million in 1998, primarily due to fewer funeral services and a reduced average revenue per funeral service, partly, management believes, attributable to consumer concerns caused by the reorganization proceedings. At locations in operation for all of 1998 and 1999 ("Established Locations") the average revenue per funeral service decreased by 5.7%, while the number of funeral services performed decreased by 4.5%. Overall funeral gross margin, as a percentage of funeral revenue, remained constant at 31.6% in 1999 and 1998. The Company's previously-announced program to dispose of 201 funeral home locations that are considered non-strategic assets will result in a significant reduction in future funeral revenue.

    Cemetery revenue decreased 20.6% to $324.0 million in 1999 compared to $408.1 million in 1998, primarily due to the disposition of 124 cemetery properties at March 31, 1999. In addition, revenues were negatively impacted by pre-need sales contract term changes, such as shorter terms and larger down payments, that are less attractive to certain customers but are designed to improve cash flow and, management believes, by consumer concerns caused by the reorganization proceedings. Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 16.3% in 1999 from 12.5% in 1998. In 1999, cemetery gross margin increased $1.8 million from 1998. In 1998, cemetery gross margin was reduced due to a decline in pre-need sales and an increase in the estimate of the allowance for pre-need accounts receivable due to increased cancellation experience trends. During 1999, there was a further decline in pre-need sales and an increase in cancellation experience. In addition, gross margins were significantly reduced in 1999, due to a decline in revenues related to the reorganization proceedings and the disposition of 124 properties mentioned above. Cemetery gross margin was also negatively impacted by location operating costs and adjustments to cemetery liabilities to reflect current costs. The Company's previously-announced program to dispose of 170 cemetery locations that are considered non-strategic assets will result in a significant reduction in future cemetery revenue.

    Insurance revenue decreased to $94.1 million for 1999 from $96.5 million in 1998. However, excluding 1998 revenue contributed by a subsidiary sold in 1998, insurance revenue increased by approximately $10.7 million, primarily due to the continuing effort to expand the sale of pre-need funeral insurance through Company-owned funeral homes. Overall insurance gross margin as a percentage of insurance revenue increased to 21.7% for 1999 from 17.1% in 1998, primarily due to an increase in pre-need funeral sales.

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

    General and administrative expenses, as a percentage of revenue, decreased to 9.2% in 1999 from 11.0% in 1998. General and administrative expenses in 1999 decreased $30.6 million to $93.9 million from $124.5 million in 1998. The decrease in general and administrative expenses in 1999 is primarily due to the closure of the Trevose corporate office in the second quarter of 1999 and the termination of various strategic initiatives subsequent to the Chapter 11 and the CCAA filings on June 1, 1999. The general and administrative expenses in 1998 included $14.9 million of previously capitalized acquisition and construction costs associated with potential and existing locations that were no longer pursued.

    Depreciation and amortization expenses decreased to $64.0 million in 1999 compared to $71.2 million in 1998, primarily due to dispositions made in 1999, as well as the write off in 1998 of various depreciable assets. As a percentage of revenue, depreciation remained constant at 6.3% in 1999 and 1998, as the decrease in costs was offset by the effect of reduced revenues.

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

    Interest expense on long-term debt decreased by $94.4 million to $87.9 million in 1999 from $182.3 million in 1998. The decrease is primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Company's Chapter 11 and CCAA filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $99.9 million for the year ended December 31, 1999.

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

    Reorganization costs of $92.8 million in 1999, included a charge of $23.0 million for the write off of deferred debt issue costs and $9.8 million for the recording of the PATS option liability, each associated with debt now subject to compromise, $27.0 million for the write off of costs associated with executory contracts submitted for rejection by the Company, approximately
$5.7 million for the Company's Key Employee Retention Plan and $27.3 million of professional fees for accounting, legal and consulting services provided to the Company and the Official Unsecured Creditors' Committee, and other costs and fees incurred while the Company reorganizes under Chapter 11 and the CCAA.

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

    The Company's statement of cash flows for the year ended December 31, 1999 reflects cash provided from operations of $33.1 million, compared to cash applied of $124.5 million in 1998, primarily due to the suspension of interest on under-secured and unsecured debt obligations as a result of the Chapter 11 and the CCAA filings.

LIQUIDITY AND CAPITAL RESOURCES

    Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a $200 million revolving credit agreement dated June 1, 1999 (the "DIP Facility"). In May 2000, Loewen and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility, which will be used primarily to fund LGII's working capital needs during the course of the reorganization proceedings, contains fewer and less onerous financial covenants than the DIP Facility. The credit limit was reduced to $100 million and the number of participating banks was reduced from 15 to seven. The material covenants that remain are restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50 million. In addition, the cash generated by the Company's asset disposition program is generally restricted and subject to U.S. Bankruptcy Court approval prior to distribution. See Note 3 to the Consolidated Financial Statements. The New DIP Facility matures on June 30, 2001 and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's reorganization proceedings.

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at December 31, 2000, there were no borrowings under the New DIP Facility and the letters of credit outstanding were $12.4 million. Under the Amended Plan, it is contemplated that an Exit Financing Revolving Credit Facility will be established and will consist of a secured $100 million revolving credit facility, $30 million of which will also be available in the form of letters of credit.

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

    As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until the Amended Plan, providing for the repayment terms, has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $174.1 million for the year ended December 31, 2000
(1999 -- $99.9 million).

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since the Petition Date, as a result of the bankruptcy filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    The Company's balance sheet at December 31, 2000 as compared to December 31, 1999, reflects changes from operations, as well as the effect of impairment provisions and dispositions.

COLLATERAL TRUST AGREEMENT

    In 1996, Loewen, LGII and a trustee entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that pledged shares. The security is held by a trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements, as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including the holders of certain letters of credit, aggregated approximately $2.0 billion.

    In April 2000, the Company announced that under the Collateral Trust Agreement, there is uncertainty as to the secured status of the Company's Subject Debt. The aggregate principal amount outstanding of the Subject Debt is $1.1 billion. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt.

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Part I, Item 3 for additional information.

    It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Consolidated Financial Statements.

    The Amended Plan provides for the cancellation of debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes or five-year secured notes, or both, in exchange for the cancellation of such debt.

RESTRICTIONS

    In addition to the financial and other restrictive covenants contained in the New DIP Facility described above, the Company's insurance subsidiaries, which have not filed for protection under Chapter 11, are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

RECENT DISPOSITIONS

    In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the U.S. Bankruptcy Court approved the Company's disposition process for the locations identified. This number of disposition properties has since been revised and will continually be revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. During 2000, the Company sold 101 funeral homes and 33 cemeteries for gross proceeds of $38 million. As of February 28, 2001, the Company sold a further 49 funeral homes and 43 cemeteries for gross proceeds of $25 million. As of February 28, 2001, the Company had formal bids on 111 of the disposition properties. These bids currently have been either approved by or are pending approval by the U.S. Bankruptcy Court. Potential buyers have commenced or are continuing due diligence and negotiations.

    The Company recorded in 2000 a pre-tax asset impairment provision of $132.3 million (1999 -- $279.1 million) on these locations based upon estimated or expected proceeds.

    In March 1999, the Company completed the sale of 124 cemeteries and three funeral homes. The Company received gross proceeds of $193.0 million, before purchase price adjustments and transaction costs, resulting in a loss of $1.1 million. The Company had two smaller groups of properties, which were also considered probable for sale. The Company recorded a pre-tax asset impairment provision of $333.9 million in 1998 and $15.1 million in 1999 on individual properties contained in the above groups. In December 1998, the Company also completed the sale of one of its insurance subsidiaries, First Capital. The aggregate proceeds from this sale were approximately $24.0 million, resulting in a gain before taxes of $6.8 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Prior to filing for bankruptcy, the Company used derivatives, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market sensitive financial instruments and constitutes "forward-looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    As a result of the Company's Chapter 11 and CCAA filings, virtually all of the Company's fixed and floating rate debt instruments are in default. Such obligations have been reclassified as liabilities subject to compromise and will not be settled until a plan of reorganization is confirmed by the U.S. Bankruptcy Court and the Company's proposed Canadian restructuring is approved by the Canadian Court. These material limitations restrict the Company's ability to fully reflect the net market risk exposure of these instruments. Accordingly, information about fair values and scheduled repayments of the debt obligations has been omitted. In addition, all interest rate derivatives previously held by the Company have been terminated and a liability has been recorded if necessary.

    The Company's sensitivity to floating interest rates is primarily attributable to borrowings under the New DIP Facility. Accordingly, changes in U.S. interest rates affect the interest paid on the Company's debt.

    The Company has foreign operations in the United Kingdom (32 locations), which is generally stable politically and economically, and is not highly inflationary.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

  Management's Statement of Responsibility..................     38

  Report of Independent Accountants.........................     39

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................     40

  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................     41

  Consolidated Statements of Retained Earnings (Deficit) for
    the Years Ended December 31, 2000, 1999 and 1998........     42

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................     43

  Notes to Consolidated Financial Statements................     44

  Supplementary Data: Quarterly Financial Data
    (unaudited).............................................     94

LOEWEN GROUP INTERNATIONAL, INC., CONSOLIDATED FINANCIAL
  STATEMENTS(1)

  Report of Independent Accountants.........................     96

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................     97

  Consolidated Statements of Operations and Deficit for the
    Years Ended December 31, 2000, 1999 and 1998............     98

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................     99

  Notes to Consolidated Financial Statements................    100

------------------------

(1) FINANCIAL STATEMENTS OF LOEWEN GROUP INTERNATIONAL, INC. ("LGII") ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE OUTSTANDING SHARES OF LGII CONSTITUTE A "SUBSTANTIAL PORTION" OF THE COLLATERAL (WITHIN THE MEANING OF SECURITIES AND EXCHANGE COMMISSION RULE 3-16 UNDER
    REGULATION S-X) THAT SECURES THE SERIES 1 THROUGH 4 AND SERIES 6 AND 7 NOTES THAT WERE ISSUED BY LGII AND GUARANTEED BY LOEWEN.

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

/s/ PAUL A. HOUSTON                            /s/ KENNETH A. SLOAN
President and Chief Executive Officer          Senior Vice-President, Chief Financial
                                               Officer

March 9, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited financial statement
Schedule II included in Item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the years ended December 31, 1999 and 1998, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in accordance with Canadian generally accepted accounting principles. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 2000 and assets, liabilities and shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in Note 17 to the consolidated financial statements, except that the Company has not adopted provisions of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which results in such information not being in accordance with accounting principles generally accepted in the United States.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 9, 2001

  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 9, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada
March 9, 2001

                             THE LOEWEN GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets
  Cash......................................................  $   159,090   $    55,166
  Receivables, net of allowances............................      211,799       198,500
  Inventories...............................................       35,418        34,850
  Prepaid expenses..........................................        9,551        12,332
                                                              -----------   -----------
                                                                  415,858       300,848

Long-term receivables, net of allowances....................      534,664       577,733
Cemetery property...........................................      882,080       923,344
Property and equipment......................................      687,804       799,813
Names and reputations.......................................      600,709       650,200
Insurance invested assets...................................      302,515       281,423
Future income tax assets....................................        2,458         5,128
Pre-arranged funeral services...............................      427,838       438,541
Other assets................................................      126,980       133,553
                                                              -----------   -----------
                                                              $ 3,980,906   $ 4,110,583
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $   112,387   $    97,637
    Long-term debt, current portion.........................       25,598        20,693
                                                              -----------   -----------
                                                                  137,985       118,330
  Long-term debt, net of current portion....................       47,944        70,511
  Other liabilities.........................................      399,893       426,019
  Insurance policy liabilities..............................      204,727       184,207
  Future income tax liabilities.............................      144,570       146,028
  Deferred pre-arranged funeral services revenue............      427,838       438,541

Liabilities subject to compromise...........................    2,289,497     2,282,601

Shareholders' equity
  Common shares.............................................    1,276,414     1,276,434
  Preferred shares..........................................      157,144       157,146
  Deficit...................................................   (1,117,634)   (1,004,917)
  Foreign exchange adjustment...............................       12,528        15,683
                                                              -----------   -----------
                                                                  328,452       444,346
                                                              -----------   -----------
                                                              $ 3,980,906   $ 4,110,583
                                                              ===========   ===========
REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION
  (NOTE 1)

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 8, 10, 12 AND 16)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                  YEARS ENDED DECEMBER 31
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            ---------   ----------   ----------
Revenue
  Funeral.................................................  $ 580,204   $  605,029   $  625,766
  Cemetery................................................    220,613      324,019      408,117
  Insurance...............................................     95,245       94,101       96,516
                                                            ---------   ----------   ----------
                                                              896,062    1,023,149    1,130,399
Costs and expenses
  Funeral.................................................    410,630      413,811      427,714
  Cemetery................................................    171,177      271,077      357,062
  Insurance...............................................     79,837       73,727       80,013
                                                            ---------   ----------   ----------
                                                              661,644      758,615      864,789
                                                            ---------   ----------   ----------
                                                              234,418      264,534      265,610
Expenses
  General and administrative..............................     71,356       93,919      124,473
  Depreciation and amortization...........................     57,019       64,042       71,203
  Provision for asset impairment..........................    132,276      355,180      333,900
                                                            ---------   ----------   ----------
                                                              260,651      513,141      529,576
                                                            ---------   ----------   ----------
Loss from operations......................................    (26,233)    (248,607)    (263,966)
Interest on long-term debt................................     12,410       87,849      182,305
Provision for investment impairment and contingent
  losses..................................................         --       59,247      315,207
Reorganization costs......................................     45,877       92,791           --
Dividends on preferred securities of subsidiary...........         --        2,971        7,088
Other expenses (income)...................................     14,390        5,651       (5,126)
                                                            ---------   ----------   ----------
Loss before income taxes..................................    (98,910)    (497,116)    (763,440)
Income taxes
  Current.................................................     12,008        8,232       23,118
  Future..................................................      1,799      (40,172)    (187,589)
                                                            ---------   ----------   ----------
                                                               13,807      (31,940)    (164,471)
                                                            ---------   ----------   ----------
Net loss..................................................  $(112,717)  $ (465,176)  $ (598,969)
                                                            =========   ==========   ==========
Basic loss per Common share...............................  $   (1.64)  $    (6.40)  $    (8.22)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                                  YEARS ENDED DECEMBER 31
                                                           -------------------------------------
                                                              2000          1999         1998
                                                           -----------   -----------   ---------
Retained earnings (deficit), beginning of year...........  $(1,004,917)  $  (539,741)  $  75,624
Net loss.................................................     (112,717)     (465,176)   (598,969)
Common share dividends...................................           --            --      (7,496)
Preferred share dividends................................           --            --      (8,900)
                                                           -----------   -----------   ---------
Deficit, end of year.....................................  $(1,117,634)  $(1,004,917)  $(539,741)
                                                           ===========   ===========   =========
Dividend per Common share................................  $        --   $        --   $   0.100
Dividend per Preferred share.............................  $        --   $        --   $   1.011

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               2000        1999         1998
                                                             ---------   ---------   ----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss.................................................  $(112,717)  $(465,176)  $ (598,969)
  Items not affecting cash
    Depreciation and amortization..........................     73,742      82,212       88,513
    Amortization of debt issue costs.......................      3,142       4,929       26,581
    Provision for asset impairment.........................    132,276     355,180      333,900
    Provision for investment impairment and contingent
      losses...............................................         --      59,247      315,207
    Loss (gain) on disposition of assets and investments...     14,390       1,122       (6,768)
    Future income taxes....................................      1,799     (40,172)    (187,589)
    Equity and other earnings of associated companies......         --       4,529       (5,126)
    Non-cash reorganization costs..........................      6,293      59,184           --
Other, including net changes in other non-cash balances....     28,911     (27,991)     (90,277)
                                                             ---------   ---------   ----------
                                                               147,836      33,064     (124,528)
                                                             ---------   ---------   ----------
Investing
  Proceeds on disposition of assets and investments........     36,119     202,635       56,340
  Purchase of property and equipment.......................    (24,024)    (39,530)     (43,540)
  Construction of new facilities...........................     (2,468)    (14,974)     (19,208)
  Purchase of insurance invested assets....................   (141,873)   (147,510)    (224,145)
  Proceeds on disposition and maturities of insurance
    invested assets........................................    109,612     130,434      180,175
  Business acquisitions....................................         --        (173)    (252,598)
  Investments, net.........................................         --          --       (1,422)
                                                             ---------   ---------   ----------
                                                               (22,634)    130,882     (304,398)
                                                             ---------   ---------   ----------
Financing
  Increase in long-term debt...............................         --      14,936    1,105,441
  Repayment of long-term debt..............................    (20,553)   (140,613)    (645,667)
  Increase in (repayment of) current indebtedness..........         --     (66,222)      66,222
  Debt issue costs.........................................       (725)     (8,866)     (17,884)
  Issue of Common shares, before income tax recovery.......         --          --        1,801
  Common share dividends...................................         --          --      (14,713)
  Preferred share dividends................................         --      (2,156)      (8,900)
                                                             ---------   ---------   ----------
                                                               (21,278)   (202,921)     486,300
                                                             ---------   ---------   ----------
Increase (decrease) in cash................................    103,924     (38,975)      57,374
Cash, beginning of year....................................     55,166      94,141       36,767
                                                             ---------   ---------   ----------
Cash, end of year..........................................  $ 159,090   $  55,166   $   94,141
                                                             =========   =========   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

REORGANIZATION PROCEEDINGS

    The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada.

    On June 1, 1999 (the "Petition Date"), the Company, and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the
Chapter 11 filing, the Company and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

    The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's United Kingdom, insurance and certain funeral and cemetery subsidiaries were excluded from the filings.

    The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court.

    The primary objectives of the Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides for, among other things:

    - transactions that will result in the ultimate parent company in the corporate structure being Loewen Group International, Inc. ("LGII"), which will be reorganized but will remain a Delaware corporation
      ("Reorganized LGII");

    - the cancellation of currently outstanding LGII common shares;

    - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the Amended Plan);

    - the cancellation of debt claiming the benefit of the Collateral Trust Agreement dated as of May 15, 1996, in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED)
    - the cancellation of certain other indebtedness in exchange for cash, Reorganized LGII common shares, Reorganized LGII warrants or interests in a liquidating trust that will hold (i) five-year warrants of reorganized Prime Succession Holdings, Inc. ("Prime") issued to the Company in Prime's recent reorganization proceeding, and (ii) an undivided 25% interest in the net proceeds, if any, of the Company's claim against the United States of America, ICSID case No. ARB (AF)/98/3, under the North American Free Trade Agreement (the "Liquidating Trust");

    - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp.;

    - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

    - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

    - the selection of boards of directors of Reorganized LGII and the Company's reorganized subsidiary Debtors.

    Current holders of the Company's Common shares and Series C Preferred shares will receive no value under the Amended Plan. In addition to the principal transactions contemplated by the Amended Plan, pursuant to an order of the Canadian Court, certain of the Company's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of the Company's assets to Reorganized LGII will be effected.

    There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Amended Plan and emergence from reorganization proceedings are subject to a number of significant conditions. The Amended Plan is subject to certain conditions and requirements for confirmation, including the vote of creditors to accept the Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Amended Plan. Due to the uncertainty regarding the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") under the Collateral Trust Agreement (see Note 3), the Company anticipates that certain creditors are likely to challenge the Amended Plan.

    If the Amended Plan is not confirmed, the Company, by itself, or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code. The impact on carrying values in this scenario cannot be determined.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1. REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles ("GAAP"). The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 and the CCAA reorganization proceedings and circumstances relating to this event, including the Company's current debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    Additionally, if the Amended Plan (or other plan of reorganization) is confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. As a result, the reported amounts in the consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 2000, except for a few companies with small minority interests. The Company's operating subsidiaries in the United States are held through LGII.

    The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of income (loss) as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to (deducted from) the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) cost of the investment. The equity method carrying value of the investment is also reduced by any provision for asset impairment and common share dividends received.

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

    Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of related costs. Changes in estimated costs of merchandise and services are recognized in income when additional information becomes available. Interest is imputed at a market rate for contracts that do not bear a market rate of interest. An allowance for cancellations and refunds is provided at the date of sale based on management's estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contracts as a result of recent cancellation experience, trends and analysis. Actual cancellation rates in the future will result in changes in estimate which are recognized when information is available.

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

CASH

    Cash includes cash, restricted cash and term deposits with an initial maturity less than or equal to 90 days.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, cemetery property, property and equipment, investments and other assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their estimated net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

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

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents, trade accounts receivable and installment contracts receivable.

    The Company maintains its cash and cash equivalents with various high quality and reputable financial institutions. The Company's policies with respect to cash and cash equivalents are specifically designed to minimize concentrations of credit risk.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Concentrations of credit risk with respect to both trade accounts receivable and installment contracts receivable are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

DERIVATIVE INSTRUMENTS

    Prior to the Chapter 11 and the CCAA filings, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    Loss per share is calculated based on losses attributable to Common shareholders using the weighted average number of Common shares outstanding during the respective periods. Fully diluted loss per share is not materially different from loss per share.

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

COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in 2000.

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    In the Chapter 11 and the CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the U.S. Bankruptcy Court after submission to any required vote and approval by creditors. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and the CCAA proceedings have been segregated and classified as liabilities subject to compromise in the consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities, as well as all pending litigation against the Debtors arising from pre-Petition Date events, are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, was December 15, 1999. In June 2000, the Company filed amended schedules identifying additional potential creditors, for which the Bar Date was set at July 14, 2000. The Bar Date for claims against operating entities applicable to the CCAA proceedings was extended to and expired on March 17, 2000.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As at March 12, 2001, the Debtors have submitted

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) approximately 560 proofs of claim to the ADR Procedures, of which, approximately 173 have been resolved, 273 are in arbitration and 114 are still in ADR Procedures. Of the 173 that were resolved, 95 have been approved by the U.S. Bankruptcy Court and 78 are awaiting U.S. Bankruptcy Court approval. Of the 273 that are in arbitration, the Company has applied for a motion to dismiss 36 of the claims but the U.S. Bankruptcy Court has not yet ruled on the motion. For those claims that have been resolved, accrued liabilities, in the Company's consolidated financial statements, have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

    Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval including those described in Note 10. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection, after December 15, 1999, of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The Company has suspended payments applicable to these non-compete agreements. The U.S. Bankruptcy Court disallowed the Company's motion to reject these non-compete agreements as a group in August 1999. In September 2000, the Debtors filed motions to reject
32 pre-Petition Date non-competition agreements (the "September Rejected Non-Competition Agreements"). At the same time, the Debtors also filed motions to reject 56 consulting agreements (the "Rejected Consulting Agreements"). In addition, the Debtors notified 36 other non-Debtor parties to non-competition agreements that the Debtors determined to be non-executory that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants set forth therein. As of February 28, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 26 of the September Rejected Non-Competition Agreements and approximately 47 of the Rejected Consulting Agreements. The Company may submit applications to reject additional executory contracts in the future.

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

    The Company filed the Plan with the U.S Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan with the
U.S. Bankruptcy Court. Under the Amended Plan, liabilities subject to compromise have been categorized into a class of allowed claims and further categorized into divisions. Certain of these allowed claims will receive a pro rata share of Reorganized LGII common shares, warrants and the Liquidating Trust. The amount of any claim that ultimately is allowed by the U.S. Bankruptcy Court may be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of allowed unsecured claims may differ significantly from the amounts recorded in the Company's consolidated financial statements. Accordingly,

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) the amount of the pro rata distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust that ultimately will be received by a holder of an allowed unsecured claim may be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims have been resolved.

    The liabilities subject to compromise and debt are as follows:

                                                                       DECEMBER 31
                                                    -------------------------------------------------
                                                       2000         2000         1999         1999
                                                    -----------   ---------   -----------   ---------
                                                    LIABILITIES               LIABILITIES
                                                    SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                    COMPROMISE      DEBT      COMPROMISE      DEBT
                                                    -----------   ---------   -----------   ---------
DIP Facilities....................................  $       --     $    --    $       --     $ 8,000
Bank credit agreements............................     353,115          --       338,689          --
11.12% Series D senior amortizing notes due in
  2003............................................      36,518          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004............................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001...........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003...........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001...........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003...........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002
  (Cdn. $200,000,000).............................     133,315          --       139,567          --
7.20% Series 6 senior notes due in 2003...........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008...........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities ("PATS")
  and related option liability recorded, due in
  1999............................................     309,760          --       309,760          --
Promissory notes and capital lease obligations....      86,934      73,542        80,159      83,204
Accounts payable and accrued liabilities..........      85,126          --        95,622          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A ("MIPS")...................      75,000          --        75,000          --
Executory contracts...............................      29,297          --        26,854          --
                                                    ----------     -------    ----------     -------
                                                     2,289,497      73,542     2,282,601      91,204
Less current portion of long-term debt............          --      25,598            --      20,693
                                                    ----------     -------    ----------     -------
                                                    $2,289,497     $47,944    $2,282,601     $70,511
                                                    ==========     =======    ==========     =======

    Litigation against the Company and its filing subsidiaries arising from events occurring prior to June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 8).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)

    As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the Chapter 11 and the CCAA filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $174,064,000 for the year ended December 31, 2000
(1999 -- $99,885,000).

    The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                      DECEMBER 31, 2000    DECEMBER 31, 1999
                                                      ------------------   ------------------
Interest payments in arrears:
  Bank credit agreements............................       $ 65,776             $ 21,417
  11.12% Series D senior notes......................          6,207                1,825
  7.82% Series E senior notes.......................          3,461                  958
  7.50% Series 1 senior notes.......................         26,274                8,438
  8.25% Series 2 senior notes.......................         16,116                5,156
  7.75% Series 3 senior notes.......................         15,102                4,844
  8.25% Series 4 senior notes.......................         29,008                9,281
  6.10% Series 5 senior notes.......................         12,574                4,257
  7.20% Series 6 senior notes.......................         30,393               14,659
  7.60% Series 7 senior notes.......................         40,221               19,361
  6.70% PATS........................................         10,050               10,050
                                                           --------             --------
                                                           $255,182             $100,246
                                                           ========             ========
Principal payments in arrears:
  11.12% Series D senior notes......................       $ 17,143             $  8,571
  7.82% Series E senior notes.......................          7,143                   --
  6.70% PATS........................................        300,000              300,000
                                                           --------             --------
                                                           $324,286             $308,571
                                                           ========             ========
Subsidiary dividends in arrears:
  9.45% MIPS........................................       $ 12,994             $  5,906
                                                           ========             ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). On May 24, 2000, the Company, LGII and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility will be used primarily to fund LGII's working capital needs during the course of the reorganization proceedings. The credit limit was reduced to $100,000,000 and the number of participating banks was reduced from 15 to seven. The material covenants include restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50,000,000. The New DIP Facility matures on June 30, 2001 and is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's reorganization proceedings.

    Net cash proceeds, after payment of certain direct selling costs, generated from the Company's asset disposition program approved by the U.S. Bankruptcy Court are subject to restrictions on use. The New DIP Facility requires that such proceeds must first be used to repay any outstanding balances under the New DIP Facility. The remaining cash proceeds are required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds shall be distributed. As at December 31, 2000, cash in this segregated deposit account amounted to approximately $23 million
(1999 -- $nil).

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at December 31, 2000, there were no borrowings under the New DIP Facility and the letters of credit outstanding were $12,380,000.

    In 1996, the Company, LGII and a trustee entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that pledged shares. The security is held by the trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank credit agreements as well as the holders of certain letters of credit.

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Subject Debt. The aggregate principal amount outstanding of the Subject Debt is $1,100,000,000. In April 2000, the Company announced that there is uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Company and LGII have treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    The Amended Plan provides for the cancellation of the debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes or five-year secured notes, or both in exchange for cancellation of such debt.

    It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's consolidated financial statements.

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding (see Note 8).

    Interest expense for the year ended December 31, 2000 includes $3,142,000 of amortization and write-offs of unamortized debt issue costs (1999 -- $4,929,000, 1998 -- $26,581,000). In 1999, unamortized debt issue costs applicable to debt which is subject to compromise of $23,035,000 was charged to reorganization costs (see Note 9).

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

    LGII serves as the holding company for all United States assets and operations of the Company. The consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) presented in United States dollars. The following presents supplemental condensed consolidating financial information for LGII:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS -- DECEMBER 31, 2000

                                                                                               PARENT
                                                              PARENT AND                      COMPANY
                                               SUBSIDIARY       OTHER       CONSOLIDATING       TLGI
                                               ISSUER LGII   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                               -----------   ------------   -------------   ------------
ASSETS
  Cash.......................................  $  142,703     $   16,387     $       --      $  159,090
  Other current assets.......................     205,488         48,449          2,831         256,768
  Long-term receivables, net of allowances...     480,621         49,852          4,191         534,664
  Cemetery property..........................     873,610          8,470             --         882,080
  Property and equipment.....................     574,842        112,962             --         687,804
  Names and reputations......................     537,953         62,756             --         600,709
  Pre-arranged funeral services..............     367,273         60,565             --         427,838
  Other assets...............................     450,246        (18,293)            --         431,953
                                               ----------     ----------     ----------      ----------
    Total assets.............................  $3,632,736     $  341,148     $    7,022      $3,980,906
                                               ==========     ==========     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
    Current liabilities......................  $  124,430     $   13,555     $       --      $  137,985
    Other liabilities........................     781,894         12,823          2,417         797,134
    Deferred pre-arranged funeral services
      revenue................................     367,273         60,565             --         427,838
  Liabilities subject to compromise
    Intercompany, net of investments in and
      advances to affiliates.................   1,100,424       (526,829)      (573,595)             --
    Third party..............................   2,114,104        175,393             --       2,289,497
  Shareholders' equity (deficit).............    (855,389)       605,641        578,200         328,452
                                               ----------     ----------     ----------      ----------
    Total liabilities and shareholders'
      equity.................................  $3,632,736     $  341,148     $    7,022      $3,980,906
                                               ==========     ==========     ==========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -- YEAR ENDED
  DECEMBER 31, 2000

                                                                                                PARENT
                                                 SUBSIDIARY    PARENT AND                      COMPANY
                                                   ISSUER        OTHER       CONSOLIDATING       TLGI
                                                    LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------   -------------   ------------
Revenues.......................................  $ 809,198      $ 86,864       $     --        $ 896,062
Costs and expenses.............................    712,135        70,254          7,630          790,019
Provision for asset impairment.................    127,975         4,301             --          132,276
                                                 ---------      --------       --------        ---------
Earnings (loss) from operations................    (30,912)       12,309         (7,630)         (26,233)
Interest on long-term debt.....................     11,800         2,357         (1,747)          12,410
Provision for investment impairment and
  contingent losses............................      1,370        (1,370)            --               --
Reorganization costs...........................     39,587         6,290             --           45,877
Other expenses.................................     13,677           713             --           14,390
                                                 ---------      --------       --------        ---------
Loss before income taxes.......................    (97,346)        4,319         (5,883)         (98,910)
Income taxes...................................     14,816         2,043         (3,052)          13,807
                                                 ---------      --------       --------        ---------
Net loss.......................................  $(112,162)     $  2,276       $ (2,831)       $(112,717)
                                                 =========      ========       ========        =========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- YEAR ENDED
  DECEMBER 31, 2000

                                                                                                 PARENT
                                                  SUBSIDIARY    PARENT AND                      COMPANY
                                                    ISSUER        OTHER       CONSOLIDATING       TLGI
                                                     LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                  ----------   ------------   -------------   ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities............   $ 46,904      $100,932       $     --        $147,836
Cash flows from investing activities............    (14,221)       (8,413)            --         (22,634)
Cash flows from financing activities............     67,624       (88,902)            --         (21,278)
                                                   --------      --------       --------        --------
Increase in cash................................    100,307         3,617             --         103,924
Cash, beginning of year.........................     42,396        12,770             --          55,166
                                                   --------      --------       --------        --------
Cash, end of year...............................   $142,703      $ 16,387       $     --        $159,090
                                                   ========      ========       ========        ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS -- DECEMBER 31, 1999

                                                                                               PARENT
                                                SUBSIDIARY    PARENT AND                      COMPANY
                                                  ISSUER        OTHER       CONSOLIDATING       TLGI
                                                   LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                ----------   ------------   -------------   ------------
ASSETS
  Cash........................................  $   42,396     $ 12,770      $       --      $   55,166
  Other current assets........................     152,728       86,183           6,771         245,682
  Long-term receivables, net of allowances....     474,146       95,706           7,881         577,733
  Cemetery property...........................     914,310        9,034              --         923,344
  Property and equipment......................     679,086      120,727              --         799,813
  Names and reputations.......................     580,976       69,224              --         650,200
  Pre-arranged funeral services...............     372,521       66,020              --         438,541
  Other assets................................     435,174      (15,070)             --         420,104
                                                ----------     --------      ----------      ----------
    Total assets..............................  $3,651,337     $444,594      $   14,652      $4,110,583
                                                ==========     ========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
    Current liabilities.......................  $  104,113     $ 14,217      $       --      $  118,330
    Other liabilities.........................     803,310       17,986           5,469         826,765
    Deferred pre-arranged funeral services
      revenue.................................     372,521       66,020              --         438,541
  Liabilities subject to compromise
    Intercompany, net of investments in and
      advances to affiliates..................   1,015,163     (439,057)       (576,106)             --
    Third party...............................   2,100,827      181,774              --       2,282,601
  Shareholders' equity (deficit)..............    (744,597)     603,654         585,289         444,346
                                                ----------     --------      ----------      ----------
    Total liabilities and shareholders'
      equity..................................  $3,651,337     $444,594      $   14,652      $4,110,583
                                                ==========     ========      ==========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -- YEAR ENDED
  DECEMBER 31, 1999

                                                                                                PARENT
                                                 SUBSIDIARY    PARENT AND                      COMPANY
                                                   ISSUER        OTHER       CONSOLIDATING       TLGI
                                                    LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------   -------------   ------------
Revenues.......................................  $ 938,902      $  84,247      $      --      $1,023,149
Costs and expenses.............................    839,715         66,731         10,130         916,576
Provision for asset impairment.................    350,643          4,537             --         355,180
                                                 ---------      ---------      ---------      ----------
Earnings (loss) from operations................   (251,456)        12,979        (10,130)       (248,607)
Interest on long-term debt.....................    122,763        295,944       (330,858)         87,849
Provision for investment impairment and
  contingent losses............................     50,248          8,999             --          59,247
Reorganization costs...........................     85,724          7,067             --          92,791
Other expenses.................................        782          7,840             --           8,622
                                                 ---------      ---------      ---------      ----------
Loss before income taxes.......................   (510,973)      (306,871)       320,728        (497,116)
Income taxes...................................    (45,176)        17,288         (4,052)        (31,940)
                                                 ---------      ---------      ---------      ----------
Net loss.......................................  $(465,797)     $(324,159)     $ 324,780      $ (465,176)
                                                 =========      =========      =========      ==========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- YEAR ENDED
  DECEMBER 31, 1999

                                                                                                PARENT
                                                 SUBSIDIARY    PARENT AND                      COMPANY
                                                   ISSUER        OTHER       CONSOLIDATING       TLGI
                                                    LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------   -------------   ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities...........  $ (40,290)     $ 73,354       $     --        $  33,064
Cash flows from investing activities...........    133,725        (2,843)            --          130,882
Cash flows from financing activities...........   (135,241)      (67,680)            --         (202,921)
                                                 ---------      --------       --------        ---------
Increase (decrease) in cash....................    (41,806)        2,831             --          (38,975)
Cash, beginning of year........................     84,202         9,939             --           94,141
                                                 ---------      --------       --------        ---------
Cash, end of year..............................  $  42,396      $ 12,770       $     --        $  55,166
                                                 =========      ========       ========        =========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -- YEAR ENDED
  DECEMBER 31, 1998

                                                                                               PARENT
                                                SUBSIDIARY    PARENT AND                      COMPANY
                                                  ISSUER        OTHER       CONSOLIDATING       TLGI
                                                   LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                ----------   ------------   -------------   ------------
Revenues......................................  $1,067,158     $  63,241      $     --       $1,130,399
Costs and expenses............................     982,641        78,883        (1,059)       1,060,465
Provision for asset impairment................     301,605        32,295            --          333,900
                                                ----------     ---------      --------       ----------
Loss from operations..........................    (217,088)      (47,937)        1,059         (263,966)
Interest on long-term debt....................     284,974      (102,669)                       182,305
Provision for investment impairment and
  contingent losses...........................     313,459         1,748            --          315,207
Other expenses (income).......................      (3,841)        5,803            --            1,962
                                                ----------     ---------      --------       ----------
Earnings (loss) before income taxes...........    (811,680)       47,181         1,059         (763,440)
Income taxes..................................    (175,768)        8,707         2,590         (164,471)
                                                ----------     ---------      --------       ----------
Net earnings (loss)...........................  $ (635,912)    $  38,474      $ (1,531)      $ (598,969)
                                                ==========     =========      ========       ==========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- YEAR ENDED
  DECEMBER 31, 1998

                                                                                                PARENT
                                                 SUBSIDIARY    PARENT AND                      COMPANY
                                                   ISSUER        OTHER       CONSOLIDATING       TLGI
                                                    LGII      SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------   -------------   ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities...........  $(203,675)     $ 79,147       $     --        $(124,528)
Cash flows from investing activities...........   (277,088)      (27,310)            --         (304,398)
Cash flows from financing activities...........    529,402       (43,102)            --          486,300
                                                 ---------      --------       --------        ---------
Increase in cash...............................     48,639         8,735             --           57,374
Cash, beginning of year........................     35,563         1,204             --           36,767
                                                 ---------      --------       --------        ---------
Cash, end of year..............................  $  84,202      $  9,939       $     --        $  94,141
                                                 =========      ========       ========        =========

    Included in LGII's liabilities subject to compromise are net inter-company payables of $1,100,424,000 (1999 -- $1,015,163,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    Maturities of long-term debt which are not subject to compromise are as follows:

                                                          DECEMBER 31
                                                          ------------
2001....................................................     $25,598
2002....................................................      10,257
2003....................................................      10,016
2004....................................................      12,307
2005....................................................       5,426
Thereafter..............................................       9,938
                                                             -------
                                                             $73,542
                                                             =======

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

    During 1999, as a result of the Company's reorganization proceedings and operating performance decline, the Company conducted extensive reviews of each of its operating locations, resulting in a pre-tax asset impairment provision for long-lived assets of $340,068,000. In calculating the long-lived asset impairment provision, the Company used estimated cash flow from operations for properties anticipated to be held for their remaining life and, for locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties.

    The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations. In January 2000, the U.S. Bankruptcy Court approved the Company's program for disposition.

    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. Furthermore, during the first two months of 2001, the Company completed the sale of 49 funeral homes and 43 cemeteries for gross proceeds of $25,267,000. As a result, an additional pre-tax asset impairment provision of $40,245,000 has been provided for in 2000.

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

    The asset impairment provisions were based on management estimates. The Company continues to assess these estimates as it proceeds with the disposition of locations identified as probable for sale. As a result, actual results could differ significantly from these estimates. In addition, due to the reorganization proceedings, other properties, although not specifically identified, could be sold.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS (CONTINUED)
    During 2000, the Company sold 101 funeral homes and 33 cemeteries for gross proceeds of $38,226,000, before closing and other settlement costs of $2,107,000, resulting in a pre-tax loss of $14,409,000.

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

NOTE 5.  INVESTMENTS

    (a) PRIME

    The Company owned 213.2353 shares of Prime common stock, representing 21.8% of Prime's voting common stock, and 100% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owned 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock.

    Prime held all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $52,000,000 was funded by Blackstone and $78,000,000 by the Company. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime
Succession, Inc. and was being amortized over 40 years.

    During 2000, Prime was reorganized under Chapter 11 in the U.S. Bankruptcy Court. Prime's common shares were cancelled and the Company received five-year warrants to purchase 500,000 new common shares of reorganized Prime at an exercise price of $16.76 per common share. The Prime plan of reorganization also provides that 5,000,000 new common shares will be issued to certain creditors of Prime. The Company is unable at this time to predict what value, if any, it may ultimately realize in respect to its interest in Prime. Accordingly, these warrants have been recorded at a nominal value.

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

    Due to liquidity concerns of the Company in 1998, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998, the Company concluded that its investment had suffered a decline in value that was other than temporary and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
wrote down its investment based on an assumed distribution of Prime's shareholders' equity. In 1999, due to the performance of Prime, the Company wrote off its remaining investment.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Prime and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Prime, the Company reduced the accrual of its contingent loss as at December 31, 1999. In 2000, the Company concluded that no change of the contingent loss accrual was required, as the estimate of EBITDA and debt were virtually unchanged, and, in light of the tentative resolution of the status of obligations of the Put/Call Agreement in the reorganization proceedings of Prime and the Company. The respective contingent liability has been recorded in "Other liabilities," (Note 14). In 2000, 1999 and 1998, the Company recognized income
(loss) of $nil, $(2,861,000) and $(1,430,000), respectively, applicable to its investment in Prime, excluding the investment impairment provisions and contingent losses.

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

    Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. The Company guaranteed LGII's obligations.

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

    Prior to March 1, 2000, the Company had provided various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. The Company and RHC have agreed to amend that Agreement, effective March 1, 2000, to provide that, until such time as the Company makes an election to reject or assume the Agreement under Chapter 11 of the U.S. Bankruptcy Code, the annual fee payable by RHC under the Agreement will be reduced to nil and the Company will no longer be required to provide any services to RHC under the Agreement. That annual fee is subject to renegotiation in the event that RHC requests further services from the Company. If the Agreement were to become terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, the price payable to Blackstone upon a Put of its interests would, under the terms of the Put/Call Agreement, be no less than an amount equal to its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company regardless of the calculated equity value.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998 the Company assessed that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Rose Hills' shareholders' equity at December 31, 1998 taking into account Blackstone's return under the Put. No further write down was made in 2000 or 1999. As at December 31, 2000, 1999 and 1998, the carrying value of the Company's investment in Rose Hills was $43,990,000.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
prevailing market conditions. In the fourth quarter of 1999, due to the performance of Rose Hills and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Rose Hills, the Company increased the accrual of the contingent loss as at December 31, 1999. In 2000, the Company concluded that no change of the contingent loss accrual was required, as the estimates of EBITDA and debt were virtually unchanged. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in "Other liabilities," net of the carrying value of Rose Hills (see Note 14). In 2000, 1999 and 1998, the Company recognized income of $nil, $nil and $6,535,000, respectively, applicable to its investment in Rose Hills, excluding the investment impairment provisions and contingent losses.

    The latest available financial data reported by Rose Hills was:

                                                               NINE MONTHS        YEARS ENDED
                                                                  ENDED           DECEMBER 31
                                                              SEPTEMBER 30    -------------------
                                                                  2000          1999       1998
                                                              -------------   --------   --------
                                                               (UNAUDITED)
Income statement information:
  Revenue...................................................      $61,000     $88,403    $83,577
  Gross margin..............................................       20,166      31,669     69,814
  Earnings from operations..................................       11,717      20,610     19,538
  Payment-in-kind dividend..................................        8,716      10,525      9,568
  Net loss attributable to common shareholders..............       (9,437)     (6,828)    (8,534)

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Balance sheet information:
  Total assets..............................................    $314,725        $317,812
  Total liabilities.........................................     183,457         185,823
  Shareholders' equity......................................     131,268         131,989

    (c) PROPOSED BLACKSTONE SETTLEMENT

    Blackstone has filed proofs of claim against the Company in respect of the Prime Put, in which Blackstone calculates a Put price of $183,400,000. Blackstone has also filed proofs of claim against the Company in respect of the Rose Hills Put, in which Blackstone calculates a Put price of $158,800,000.

    In accordance with the Company's Amended Plan, it is contemplated that Blackstone, RHI Management Direct L.P. ("RHI") and the Company will enter into a settlement and resolution of any and

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  INVESTMENTS (CONTINUED)
all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Proposed Blackstone Settlement"):

    (i) each of Blackstone and RHI, on the one hand, and the Company and certain of its affiliates, on the other hand, will, effective as of the closing of the transactions described below, release, waive and discharge the other from any and all claims, demands, rights, causes of action and controversies arising from or relating to the Prime Put/Call Agreement (including the rejection thereof), the Rose Hills Put/Call Agreement or otherwise relating to Prime or Rose Hills;

    (ii) Reorganized LGII will assume the Rose Hills Put/Call Agreement as amended and modified by the agreement to be entered into to effect the Proposed Blackstone Settlement; and

   (iii) the Rose Hills Put/Call Agreement will be amended and modified to provide that:

       - the Rose Hills Put will automatically be exercised;

       - in full satisfaction of all of the Debtors' obligations under the Rose Hills Put/Call Agreement, Reorganized LGII will deliver to Blackstone and RHI $24,679,000 aggregate principal amount of Reorganized LGII unsecured subordinated convertible notes, a number of shares of Reorganized LGII common shares with an aggregate value of $6,515,000 using, for such purpose, the estimated value per share of Reorganized LGII common shares based on the midpoint of the assumed reorganization value of Reorganized LGII set forth in the Disclosure Statement filed with the Amended Plan, and assume the obligations under the $445,000 note issued by RHI;

       - in full satisfaction of all of the obligations of Blackstone and RHI under the Rose Hills Put/Call Agreement, Blackstone and RHI will convey to Reorganized LGII all of the Rose Hills common shares owned by them, free and clear of all liens; and

       - upon the closing of such transactions, the Rose Hills Put/Call Agreement will terminate and be of no further force or effect.

    The terms of the Proposed Blackstone Settlement, though tentatively agreed to, remain subject to change. The Company has determined that it is not possible at this time to predict the final outcome of these proceedings. Accordingly, no adjustments have been made to previously recorded provisions in the Company's consolidated financial statements as a result of the Proposed
Blackstone Settlement.

NOTE 6. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 2000 and 1999, no such agreements were outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value different from their fair value include:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Financial assets:
  Insurance invested assets and pre-arranged funeral
  services:
    Short-term investments..........................  $172,525   $171,338   $184,895   $185,692
    Fixed maturities................................   407,687    406,451    417,900    399,856
    Mutual funds....................................        32         34     10,148     10,161
    Equity securities...............................    88,471     88,555     61,344     63,038
    Insurance policies held by trust................    51,720     51,697     44,833     45,548
    Other...........................................     9,918      9,897        844        844
  Long-term receivables:
    Practicable to estimate fair value..............   433,527    439,746    395,155    407,262
    Not practicable to estimate fair value..........   101,137        n/a    182,578        n/a

    The fair value determination of insurance invested assets and pre-arranged funeral services and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of one to seven years and contractual or imputed interest ranging from 9.00% to 12.75%.

    Due to the Chapter 11 filings, calculation of fair values for the preferred securities of a subsidiary and liabilities subject to compromise cannot be determined as at December 31, 2000. Although not presently determinable, the Amended Plan proposes settlement amounts at substantially less than the carrying values of the preferred securities of a subsidiary and liabilities subject to compromise. As detailed in Note 3, the majority of the Company's long-term debt and the preferred securities of a subsidiary became subject to compromise effective June 1, 1999.

    Pre-arranged funeral services represents amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
pre-arranged funeral trust amounts when the funeral services are performed. The weighted average rate of return for the year ended December 31, 2000 was 4.3% (1999 -- 2.7%, 1998 -- 3.0%).

    On the insurance invested assets, the Company earned $21,642,000 of investment income for the year ended December 31, 2000 (1999 -- $19,450,000). Included in the market value of insurance invested assets are $4,522,000 and $7,887,000 of unrealized gains and losses, respectively (1999 -- $200,000 and $18,323,000, respectively). Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Due in one year or less.............................  $  1,056   $  1,053   $  4,770   $  4,387
Due in one to five years............................    31,157     29,777     20,656     19,663
Due in five to ten years............................    52,281     51,848     66,819     62,527
Thereafter..........................................    92,216     88,657    103,880     92,881
                                                      --------   --------   --------   --------
                                                      $176,710   $171,335   $196,125   $179,458
                                                      ========   ========   ========   ========

    The Company's mortgage-backed securities and collateralized mortgage obligations consist of:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
                                                      $101,721   $103,767   $ 66,142   $ 64,710
                                                      ========   ========   ========   ========

NOTE 7.  SHARE CAPITAL

    (a) AUTHORIZED

200,000,000             (1999 -- 200,000,000) First Preferred shares without par
                        value
 40,000,000             (1999 -- 40,000,000) Class A shares without par value
750,000,000             (1999 -- 750,000,000) Common shares without par value

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  SHARE CAPITAL (CONTINUED)

    (b) ISSUED AND OUTSTANDING SHARES

                                                              NUMBER OF
                                                                SHARES     STATED VALUE
                                                              ----------   ------------
Common shares and contributed surplus
  Outstanding December 31, 1997.............................  73,910,897    $1,271,177
  Issued for cash on exercise of stock options, including
    related tax benefits....................................      54,876         1,092
  Issued for cash under stock purchase plan.................      18,425           650
  Issued for acquisitions...................................      64,007         1,085
  Issued under employee stock bonus plan....................       7,885            92
                                                              ----------    ----------
Outstanding December 31, 1998...............................  74,056,090     1,274,096
  Issued for cash on exercise of stock options, including
    related tax benefits....................................       5,496           112
  Issued for cash under stock purchase plan.................         350             1
  Issued under acquisition option agreements, including
    related tax benefits....................................      80,000         2,223
  Issued under employee stock bonus plan....................       3,465             2
                                                              ----------    ----------
Outstanding December 31, 1999...............................  74,145,401     1,276,434
  Other.....................................................          65           (20)
                                                              ----------    ----------
Outstanding December 31, 2000...............................  74,145,466    $1,276,414
                                                              ==========    ==========
Preferred shares
  Series C Preferred shares.................................   8,799,900    $  157,144
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

    The Series C Preferred shares were issued for cash of $157,144,000 by public offering, net of expenses of $3,776,000, in 1996. The holders of Series C Preferred shares will have the right at any time before January 1, 2003, to convert each Series C Preferred share into that number of Common shares determined by dividing Cdn. $25.00 by Cdn. $38.125. Thereafter, a holder of Series C Preferred shares will have the right on January 1, 2003, and on the first business day of each quarter thereafter, to convert all or part of such Series C Preferred shares into that number of Common shares determined by dividing Cdn. $25.00 plus accrued and unpaid dividends by the greater of Cdn. $3.00 and 95% of the Current Market Price (as defined) on the date of conversion. During 2000, 100 Series C Preferred shares were converted into
65 Common shares.

    The holders of the Series C Preferred shares are entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly. In

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  SHARE CAPITAL (CONTINUED)
March 1999, the Company suspended future dividends on its Common shares and deferred future dividends on its Preferred shares.

    In August 2000, a motion was filed in the Canadian Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

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

    As of January 2, 2001, the Company had deferred payment of dividends for eight consecutive calendar quarters. Accordingly, these Preferred shares are currently convertible into Common shares at a ratio of 9.333 Common shares per Preferred share. However, the Company is not accepting requests for conversion.

                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Dividends in arrears:
  6.00% Preferred shares, Series C..........................        $15,398              $6,909

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

    (d) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 Common shares of the Company were reserved upon adoption by the Company of the MEIP on June 15, 1994. Senior Exchangeable Debentures amounting to $127,670,000 were issued by LGII to a wholly-owned subsidiary of LGII formed to act as agent for the MEIP. The Debentures are due July 15, 2001 and bear interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Company, each of which will be convertible into ten Common shares of the Company. As at December 31, 2000 and 1999, the MEIP participants had paid $2,869,000 for option rights to acquire $57,382,000 of Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001. If an option expires unexercised, the participant is entitled to a refund without interest of the amount paid to acquire such option right. In addition, as at December 31, 2000 and 1999, the former Chairman had paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  SHARE CAPITAL (CONTINUED)
    (e) STOCK OPTION PLANS

    The Company has separate fixed stock option plans for its United States and Canadian employees which enable the Company to grant options to its employees and Directors. The option plans are administered by the Compensation Committee of the Company's Board of Directors. Granting of stock options has been suspended since the Petition Date. At December 31, 2000, 1,752,025 options were exercisable at prices ranging from $0.93 to $41.25 per Common share. The Company has determined that, due to its reorganization proceedings and the expectation that existing Common shares will hold no value as contemplated in the Amended Plan, it is unlikely the outstanding options will be exercised. It is contemplated under the Amended Plan that Reorganized LGII will implement a new employee stock option plan upon emergence from reorganization proceedings.

NOTE 8.  LEGAL CONTINGENCIES

REORGANIZATION PROCEEDINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries and one foreign subsidiary filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244). On the same day, the Company and 117 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

    The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed the Plan and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court.

    The Company and its subsidiaries, under creditor protection, are presently operating their businesses as debtors-in-possession and are parties to the New DIP Facility, a $100,000,000 revolving credit agreement that has been approved by the U.S. Bankruptcy Court. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the reorganization proceedings.

    As a result of the Chapter 11 and the CCAA filings, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999, unless the stay is lifted by the applicable Bankruptcy Court, and any additional liabilities related thereto will be subject to compromise.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As at March 12, 2001, the Debtors have submitted approximately 560 proofs of claim to the ADR Procedures, of which, approximately 173 have been resolved, 273 are in arbitration and 114 are still in ADR Procedures. Of the 173 that were resolved, 95 have been approved by the U.S. Bankruptcy Court and 78 are awaiting
U.S. Bankruptcy Court approval. Of the 273 that are in arbitration, the Company has applied for a motion to dismiss 36 of the claims but the U.S. Bankruptcy Court has not yet ruled on the motion. For those claims that have been resolved, accrued liabilities, in the Company's consolidated financial statements, have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

    BANKERS TRUST ACTION

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors' Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

    Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Action. Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery. The Court has also established a mediation procedure with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator has been appointed and the initial mediation sessions occurred in February 2001. Additional sessions are scheduled for March and April 2001. Following the Court's denial of Bankers Trust Company's motion, the Company has filed an answer that, among other things, supports the treatment of the Subject Debt as set forth in the Amended Plan. Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement. The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action, when that litigation might be completed or whether the mediation will be successful in resolving the Collateral Trust Agreement disputes by settlement.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
    PREFERRED SHARES CONVERSION MOTION

    In August 2000, a motion was filed in the Canadian Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Company to convert the Preferred shares to Common shares upon request from the Preferred shareholders. The court denied that motion on September 29, 2000.

    PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), an LGII subsidiary, and various other unrelated insurance companies asserting similar claims and seeking class action certification. Security Industrial is one of the insurance subsidiaries that has been excluded from the Chapter 11 and the CCAA filings and, as a result, litigation involving Security Industrial is not subject to the automatic stay. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in
July 2000, the FLETCHER, FRANK and PRINCE cases were filed in October 2000, the JACKSON case was filed in November 2000, and the HALL case was filed in February 2001.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. The plaintiffs in the ALEXANDER, COTHRAN and SMITH cases also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including, where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The BEVERLY, FLETCHER, JACKSON, PRINCE and SUTHERLAND cases include an allegation that defendants violated the Civil Rights Act of 1866 (42 USC 1981), which provides for punitive damages in certain circumstances. In several of the cases, Security Industrial has filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment ("Motion to Dismiss").

    In October 2000, Unitrin, Inc., a defendant in the COTHRAN case and other related cases, filed a motion with the court administering the COTHRAN case requesting the transfer of the COTHRAN case and the other related cases to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes.

    On December 6, 2000, the MDL Panel granted Unitrin's motion for coordinated pretrial treatment of eight cases, including BEVERLY, COTHRAN, SMITH and SUTHERLAND, in the United States District Court for the Eastern District of Louisiana, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382. On December 21, 2000, the MDL Panel transferred the ALEXANDER, PRINCE and FRANK cases to Judge Feldman as related cases. Subsequently, Judge Feldman consolidated the FLETCHER case with the other cases subject to the MDL proceeding. The HALL case has not yet been consolidated. The parties in the MDL cases are currently negotiating a case management order to govern pretrial proceedings in those cases, including class certification, jurisdictional and discovery issues.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
    Following are certain procedural and other information relating to each of the ten lawsuits:

    - ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. 6:00CV1810). In October 2000, the plaintiffs filed a motion for class certification.

    - BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division, (No. CV00-1633L-0).

    - COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
      (No. 5:00CV1811).

    - FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2932 "S" (1)).

    - FRANK, ET AL. V. UNION NATIONAL LIFE INSURANCE CO. AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A).

    - HALL, ET AL. V. SECURITY INDUSTRIAL, filed in the 23rd Judicial Court for the Parish of Baton Rouge, State of Louisiana (No. 68938).

    - JACKSON, ET AL. V. SECURITY INDUSTRIAL AND SECURITY INDUSTRIAL LIFE INSURANCE CO., filed in the United States District Court, Northern District of Georgia (No. 4-00CV-339-RLV).

    - PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division
      (No. CV-00-2255, LO).

    - SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana.

    - SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana
      (No. 00-2076 "F" (2)).

    The Company has engaged in settlement discussions with attorneys for certain of the plaintiff groups and, in connection with that process, is attempting to effectuate a settlement of all of these cases through an agreement that would be approved in a State court proceeding, but which takes into account the multidistrict litigation and the orders issued by Judge Feldman.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, nor is it possible to establish a reasonable estimate of possible damages other than litigation defense costs. Accordingly, provision with respect to these lawsuits within the Company's consolidated financial statements has been limited to estimated defense costs.

SECURITIES CLASS ACTIONS

    Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
and Loewen Group Capital L.P. ("LGC") are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

    The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

    The Judicial Panel on Multidistrict Litigation granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's bankruptcy filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

    On January 18, 2001, plaintiffs filed a motion to remove the case from the Civil Suspense Docket, in which they indicated that they intend to pursue claims against certain individuals who are currently defendants and against other former officers and/or directors who are not currently defendants. Defendants have filed their opposition papers. The Court has requested additional briefing by the parties and has not yet ruled on this motion.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    As described in the Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    As described in the Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on Loewen and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired, in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the reorganization proceedings.

    On October 23, 2000, an arbitration was held with respect to this matter pursuant to the U.S. Bankruptcy Court's ADR Procedures for handling pending litigation against the Company. Plaintiffs sought an award of $2.4 million plus attorneys' fees and the right to purchase the Company's Erie County properties. Plaintiffs did not pursue their RICO and antitrust claims. On November 1, 2000, the arbitrator issued a decision denying all of plaintiffs' claims for relief and compensation. Pursuant to the U.S. Bankruptcy Court's ADR Procedures, however, plaintiffs have provided notice that they will contest the decision and proceed to trial in State court. Plaintiffs have not yet obtained relief from the automatic stay to recommence this litigation. Accordingly, no trial date has been set, and it is unclear when proceedings will commence again in the Ohio courts.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    In December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Company and LGII, alleging breach of contract in connection with the sale of a mausoleum and mortuary business to the Company and in connection with employment and consulting agreements entered into at the time of the share purchase agreement. Additionally, Ms. Flanagan alleged causes of action for intentional and negligent misrepresentation and declaratory relief.

    Pursuant to a settlement of a number of disputes between the Company and Ms. Flanagan that was approved by the U.S. Bankruptcy Court in July 2000, the case was dismissed with prejudice during the fourth quarter of 2000.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims for October 2001. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 9.  REORGANIZATION COSTS

    The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the CCAA as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Executory contracts submitted for rejection.................  $ 6,552    $26,955
Deferred debt issue costs written off.......................       --     23,035
PATS option liability recorded..............................       --      9,760
Key Employee Retention Plan costs...........................    7,279      5,676
Professional fees and other costs...........................   36,724     27,951
Interest income.............................................   (4,678)      (586)
                                                              -------    -------
                                                              $45,877    $92,791
                                                              =======    =======

    Professional fees and other costs include legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11 and the CCAA.

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process (see
Note 10).

NOTE 10.  COMMITMENTS AND CONTINGENCIES

    (a) KEY EMPLOYEE RETENTION PLAN

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan ("KERP"), a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process. The KERP is comprised of four separate components: a Retention

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Incentive Plan, a Performance Incentive Plan, a Confirmation Incentive Plan and a Severance Plan. The KERP supercedes previous employee arrangements, including the Executive Severance Arrangements. Pre-tax costs incurred in 2000 under the KERP amounted to $7,279,000 (1999 -- $5,676,000). The maximum remaining amount which could be incurred under the Confirmation Incentive Plan has been estimated at approximately $1,714,000. On the effective date of the reorganization, an additional amount of $4,500,000 could be incurred under employment agreements with certain employees.

    (b) LEASES

    The Company is committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2001........................................................     $12,695
2002........................................................       9,913
2003........................................................       8,364
2004........................................................       7,298
2005........................................................       5,835
Thereafter..................................................      34,533

    Total expense incurred under these operating leases for the year ended December 31, 2000 was $15,808,000 (1999 -- $19,344,000, 1998 -- $16,849,000).

    (c) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. During 2000 and 1999, the Company suspended payments applicable to the agreements which the Company has elected to reject (see Notes 3 and 9). The agreements for which payments have not been suspended will result in future payments in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2001........................................................     $4,971
2002........................................................      4,260
2003........................................................      3,434
2004........................................................      2,812
2005........................................................      2,362
Thereafter..................................................      7,743

    (d) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's policies are designed to assess and evaluate environmental risk and, when

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED) necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and can be reasonably estimated.

    The Company's policies are also designed to control environmental risk upon acquisition, through extensive due diligence and corrective measures taken prior to acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

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

NOTE 11.  RETIREMENT PLANS

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

    The Company's total expense for these retirement plans for the three years ended December 31, 2000, 1999 and 1998 was $2,585,890, $2,777,000 and
$3,271,000, respectively.

NOTE 12.  INCOME TAXES

    (a) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                %          %          %
Combined Canadian federal and provincial income tax rate....   (45.5)     (45.5)     (45.5)
Non-deductible amortization and write down of goodwill
  arising
  from acquisitions.........................................     9.4        5.9        1.5
Non-deductible restructuring and other charges..............    13.8        1.7        0.2
Substantively enacted change in tax rates, net of impact on
  valuation allowance of $21,271,000 (1999 -- nil;
  1998 -- nil)..............................................    (1.2)        --         --
Change in valuation allowance on future tax assets..........    34.2       27.9       21.7
Foreign income and losses taxed at lower rates..............     3.7        2.0       (2.0)
Other.......................................................    (0.4)       1.6        2.6
                                                               -----      -----      -----
                                                                14.0       (6.4)     (21.5)
                                                               =====      =====      =====

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 12.  INCOME TAXES (CONTINUED)
    (b) FUTURE TAX ASSETS AND LIABILITIES

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Future tax liabilities
  Long-term receivables.....................................  $ 103,999   $ 102,179
  Cemetery property.........................................    194,017     193,163
  Property and equipment....................................     37,690      60,754
  Insurance policy liabilities..............................     17,985      16,440
  Other.....................................................     19,740      25,151
                                                              ---------   ---------
  Total future tax liabilities..............................    373,431     397,687
                                                              ---------   ---------

Future tax assets
  Accounts payable and accrued liabilities..................     14,426      15,868
  Cemetery long-term liabilities............................     57,079      39,759
  Insurance assets..........................................     15,195      13,500
  Legal settlements.........................................     14,454      14,454
  Names and reputations.....................................     26,574      15,923
  Interest..................................................    182,986     173,069
  Unrealized losses on investments in Prime and Rose
    Hills...................................................     99,370     131,469
  Deferred costs related to pre-arranged funeral services...      6,966       7,417
  Share issue costs.........................................      1,417       4,926
  Operating and capital loss carryforwards..................    118,049     132,899
  Other.....................................................     23,606      23,670
                                                              ---------   ---------
    Total future tax assets before valuation allowance......    560,122     572,954
    Valuation allowance.....................................   (328,803)   (316,167)
                                                              ---------   ---------
    Total future tax assets after valuation allowance.......    231,319     256,787
                                                              ---------   ---------
    Net future tax liabilities..............................  $ 142,112   $ 140,900
                                                              =========   =========

    Although realization of the Company's future tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets after consideration of the valuation allowance. It is reasonably possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income or loss. During the year ended December 31, 2000, the Company increased its valuation allowance by approximately $12,636,000
(1999 -- $138,576,000).

    Debt discharged under Chapter 11 and the CCAA is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including but not limited to operating and capital loss carryforwards.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................  $   4,330   $   5,602   $  12,299
    Other...................................................    (19,392)    (43,903)     22,168
  Inventories...............................................     (3,247)       (384)        671
  Prepaid expenses..........................................      2,611      (3,672)      2,630
  Amounts receivable from cemetery merchandise trusts.......    (55,533)    (93,175)   (114,072)
  Installment contracts, net of allowances..................     67,562      66,885       6,481
  Cemetery property.........................................      5,507      (4,785)    (46,081)
  Other assets..............................................      6,587      (8,682)    (20,309)
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................      5,536      15,819      14,908
  Other liabilities.........................................     (2,523)     10,140       8,635
  Cemetery long-term liabilities............................    (10,570)     10,427     (15,046)
  Insurance policy liabilities..............................     20,520      17,287      22,935
  Other changes in non-cash balances........................      7,523         450      14,504
                                                              ---------   ---------   ---------
                                                              $  28,911   $ (27,991)  $ (90,277)
                                                              =========   =========   =========
Supplemental information:
  Interest paid.............................................  $   7,762   $  87,388   $ 174,628
  Taxes paid................................................     16,325       3,604      15,226
  Bad debt expense..........................................     25,415       8,374      14,322

Non-cash investing and financing activities:
  Non-cash debt and share consideration on acquisitions.....  $      --   $      --   $  25,395
  Non-cash share issues pursuant to option agreements.......         --      (2,280)         --
  Capital leases............................................    (11,399)    (14,846)         --

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Receivables, net of allowances:
  Trade accounts............................................  $  88,786   $  96,277
  Allowance for doubtful accounts...........................    (34,111)    (36,660)
  Other.....................................................     98,339      71,747
  Installment contracts.....................................     83,717     100,038
  Unearned finance income...................................    (12,640)    (15,218)
  Allowance for contract cancellations and refunds..........    (12,292)    (17,684)
                                                              ---------   ---------
                                                              $ 211,799   $ 198,500
                                                              =========   =========
Long-term receivables, net of allowances:
  Notes receivable..........................................  $   6,666   $   8,433
  Amounts receivable from cemetery merchandise trusts.......    437,884     412,325
  Installment contracts.....................................    125,632     233,706
  Unearned finance income...................................    (17,450)    (36,070)
  Allowance for contract cancellations and refunds..........    (18,068)    (40,661)
                                                              ---------   ---------
                                                              $ 534,664   $ 577,733
                                                              =========   =========
Cemetery property:
  Developed land and lawn crypts............................  $ 158,626   $ 171,874
  Undeveloped land..........................................    644,541     666,218
  Mausoleums................................................     78,913      85,252
                                                              ---------   ---------
                                                              $ 882,080   $ 923,344
                                                              =========   =========
Property and equipment:
  Land......................................................  $ 154,976   $ 176,516
  Buildings and improvements................................    531,769     553,280
  Automobiles...............................................    102,367      96,835
  Furniture, fixtures and equipment.........................    137,277     140,899
  Computer hardware and software............................     56,068      48,219
  Leasehold improvements....................................     17,702      18,239
  Accumulated depreciation and amortization.................   (312,355)   (234,175)
                                                              ---------   ---------
                                                              $ 687,804   $ 799,813
                                                              =========   =========
Names and reputations:
  Names and reputations.....................................  $ 742,805   $ 784,513
  Covenants not to compete..................................     71,623      82,518
  Accumulated amortization..................................   (213,719)   (216,831)
                                                              ---------   ---------
                                                              $ 600,709   $ 650,200
                                                              =========   =========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Other assets:
  Deferred debt issue costs.................................  $     619   $   3,035
  Deferred direct obtaining costs...........................    102,325     106,913
  Cemetery management contracts.............................     12,834      12,614
  Investments...............................................      1,807       2,469
  Other.....................................................      9,395       8,522
                                                              ---------   ---------
                                                              $ 126,980   $ 133,553
                                                              =========   =========
Accounts payable and accrued liabilities:
  Trade payables............................................  $  21,232   $  28,207
  Interest..................................................      5,646       4,046
  Insurance, property and business taxes....................      6,912       5,399
  Other.....................................................     78,597      59,985
                                                              ---------   ---------
                                                              $ 112,387   $  97,637
                                                              =========   =========
Other liabilities:
  Cemetery long-term liabilities............................  $ 165,102   $ 181,475
  Accrual for contingent losses (see Note 5)................    190,441     190,441
  Covenants not to compete..................................     12,158      18,695
  Regional partnership liabilities..........................      6,698       9,265
  Other.....................................................     25,494      26,143
                                                              ---------   ---------
                                                              $ 399,893   $ 426,019
                                                              =========   =========

NOTE 15.  SEGMENTED INFORMATION

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

    The insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services. The funeral home companies sell insurance contracts on behalf of the Company's

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
insurance operations for which they receive commission revenue. In 2000, the inter-company commissions amounted to $4,454,000 and were eliminated in the Company's consolidated financial statements (1999 -- $4,554,000,
1998 -- $3,717,000).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                        FUNERAL      CEMETERY    INSURANCE     OTHER     CONSOLIDATED
                                       ----------   ----------   ---------   ---------   ------------
Revenue earned from external sales:
  2000...............................  $  580,204   $  220,613   $ 95,245    $      --    $  896,062
  1999...............................     605,029      324,019     94,101           --     1,023,149
  1998...............................     625,766      408,117     96,516           --     1,130,399
Earnings (loss) from operations:
  2000...............................  $   44,390   $  (23,941)  $ 15,377    $ (62,059)   $  (26,233)
  1999...............................      52,994     (245,128)    20,344      (76,817)     (248,607)
  1998...............................     125,242     (301,789)    16,472     (103,891)     (263,966)
Investment revenue (included in
  earnings (loss) from operations):
  2000...............................  $    2,887   $   39,677   $ 21,642    $     909    $   65,115
  1999...............................       1,682       43,972     19,450        1,246        66,350
  1998...............................       3,391       34,432     21,351        1,774        60,948
Deprecation and amortization:
  2000...............................  $   41,802   $    8,072   $     31    $   7,114    $   57,019
  1999...............................      44,897        9,310         31        9,804        64,042
  1998...............................      47,287        9,679         31       14,206        71,203
Total assets:
  2000...............................  $1,827,934   $1,630,759   $318,178    $ 204,035    $3,980,906
  1999...............................   1,984,739    1,745,673    290,398       89,773     4,110,583
  1998...............................   2,059,422    2,175,663    276,098      162,725     4,673,908
Capital expenditures:
  2000...............................  $   11,306   $    4,717   $     --    $  10,469    $   26,492
  1999...............................      22,195       23,955        190        8,337        54,677
  1998...............................      74,681       26,370        420        6,513       107,984

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $  35,826   $(171,790)  $(160,075)
Other expenses of operations:
  General and administrative expenses.......................    (54,945)    (67,220)    (87,659)
  Depreciation and amortization.............................     (7,114)     (9,804)    (14,206)
  Other.....................................................         --         207      (2,026)
                                                              ---------   ---------   ---------
                                                                (62,059)    (76,817)   (103,891)
                                                              ---------   ---------   ---------
Total loss from operations..................................  $ (26,233)  $(248,607)  $(263,966)
                                                              =========   =========   =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Total assets of funeral, cemetery and insurance
  segments...............................................  $3,776,871   $4,020,810   $4,511,183
"Other" assets includes:
  Cash...................................................     133,215       24,642       61,012
  Receivables............................................      18,036       12,291       11,492
  Prepaid expenses.......................................       5,977        7,265        3,499
  Long-term receivables, net of allowances...............       5,486        5,397        7,753
  Investments............................................          --           --        2,581
  Property and equipment.................................      33,536       30,005       33,323
  Names and reputations..................................       3,139        3,548        4,358
  Future income tax assets...............................          --           --       10,243
  Deferred debt issue costs..............................         619        3,035       23,709
  Other..................................................       4,027        3,590        4,755
                                                           ----------   ----------   ----------
                                                              204,035       89,773      162,725
                                                           ----------   ----------   ----------
                                                           $3,980,906   $4,110,583   $4,673,908
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

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenue:
  United States..........................................  $  817,043   $  953,034   $1,059,677
  Canada.................................................      58,554       58,420       63,526
  Other..................................................      20,465       11,695        7,196
                                                           ----------   ----------   ----------
                                                           $  896,062   $1,023,149   $1,130,399
                                                           ==========   ==========   ==========

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Property and equipment, names and reputations and
  cemetery property:
  United States..........................................  $1,988,990   $2,180,204   $2,623,497
  Canada.................................................     160,319      168,848      163,932
  Other..................................................      21,284       24,305       23,068
                                                           ----------   ----------   ----------
                                                           $2,170,593   $2,373,357   $2,810,497
                                                           ==========   ==========   ==========

NOTE 16.  RELATED PARTY TRANSACTIONS

    As part of the acquisition of Osiris Holding Corporation ("Osiris") in 1995, the Company recorded a liability for the present value of contingent payments. The contingent payments were due over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. In 1999, the two officers of the Company entered into an agreement with the Company to purchase 124 cemeteries and three funeral homes and ended their association with the Company. The balance of the contingent payments, which was $14,947,000 at December 31, 1998, was paid out of the proceeds of the sale in 1999 (see
Note 4).

    In addition, as part of the acquisition of Shipper Management ("Shipper") in 1996, the Company recorded a liability for the present value of contingent payments. The contingent payments were payable through 2001, to the former shareholders of Shipper, one of whom was an officer of the Company. In 1999, the remaining balance of $4,838,000 became subject to compromise, as a result of the Chapter 11 and the CCAA filings.

    At December 31, 2000, current and former officers, directors and employees were indebted to the Company for approximately $12,875,000
(1999 -- $11,016,000). As at December 31, 2000, an allowance of $10,759,000
(1999 -- $8,041,000) was recorded against those amounts for former officers and employees.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below. The SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") is required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. The summary below does not reflect the effects of SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For U.S. GAAP purposes, the Company will implement SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings.

    (a) LOSS AND LOSS PER COMMON SHARE

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net loss in accordance with Canadian GAAP...................  $(112,717)  $(465,176)  $(598,969)
Less effects of differences in accounting for:
  Provision for asset impairment (c)........................        327     (56,624)         --
  Insurance operations (d)..................................     (6,402)     (3,436)      2,833
  Cost of start-up activities (e)...........................        487       1,819       1,915
  Income taxes (i)..........................................     (1,270)         --          --
  Other.....................................................        (18)        (22)        (36)
                                                              ---------   ---------   ---------
Net loss before cumulative effect of a change in accounting
  principle.................................................   (119,593)   (523,439)   (594,257)
Cumulative effect of adopting SOP 98-5 as of January 1, 1998
  (e).......................................................         --          --      (5,000)
                                                              ---------   ---------   ---------
Net loss in accordance with U.S. GAAP.......................   (119,593)   (523,439)   (599,257)
Other comprehensive income:
  Foreign currency translations:
    Unrealized foreign currency gains (losses) arising
      during the period.....................................     (3,155)      1,743         116
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period................................................         (1)     (8,066)     10,211
    Less: reclassification adjustment for gains (losses)
      included in
      net loss..............................................      6,223      (2,905)     (8,486)
                                                              ---------   ---------   ---------
Comprehensive loss in accordance with U.S. GAAP.............  $(116,526)  $(532,667)  $(597,416)
                                                              =========   =========   =========
Basic loss before cumulative effect of change in accounting
  principle per Common share................................  $   (1.73)  $   (7.18)  $   (8.15)
                                                              =========   =========   =========

    For the year ended December 31, 1998, the impact on basic loss per Common share of the cumulative effect of the change in accounting principle was $0.07, and would have resulted in basic loss per Common share of $8.22.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    Under U.S. GAAP, basic loss per Common share, similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year. Diluted loss per Common share is not materially different from basic loss per Common share. The computation of basic loss before the 1998 cumulative effect of the change in accounting principle per Common share is as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net loss before cumulative effect of change in accounting
  principle.................................................  $(119,593)  $(523,439)  $(594,257)
Less: Preferred share dividends.............................      8,886       8,885       8,900
                                                              ---------   ---------   ---------
Net loss before cumulative effect of change in accounting
  principle attributable to Common shareholders.............  $(128,479)  $(532,324)  $(603,157)
                                                              =========   =========   =========
Weighted average number of shares outstanding (thousands)...     74,145      74,114      73,989
Basic loss before cumulative effect of change in accounting
  principle per Common share................................  $   (1.73)  $   (7.18)  $   (8.15)
                                                              =========   =========   =========

    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that materially differ from those reported under Canadian GAAP are as follows:

                                                   DECEMBER 31, 2000            DECEMBER 31, 1999
                                              ---------------------------   --------------------------
                                               CANADIAN     UNITED STATES    CANADIAN    UNITED STATES
                                                 GAAP           GAAP           GAAP          GAAP
                                              -----------   -------------   ----------   -------------
Assets:
  Long-term receivables, net of
    allowances..............................  $   534,664    $  540,883     $  577,733    $  589,840
  Cemetery property.........................      882,080       804,998        923,344       845,840
  Insurance invested assets.................      302,515       298,635        281,423       263,960
  Other assets..............................      126,980       151,098        133,553       161,091
Liabilities and Shareholders' Equity:
  Insurance policy liabilities..............      204,727       241,570        184,207       217,915
  Future income tax liabilities.............      144,570       123,540        146,028       125,394
  Common shares.............................    1,276,414     1,302,819      1,276,434     1,302,806
  Deficit...................................   (1,117,634)   (1,179,122)    (1,004,917)   (1,059,529)
  Accumulated other comprehensive income:
    Unrealized gains (losses) on securities
      available for sale, net of tax........           --         2,188             --        (4,034)
    Foreign exchange adjustment.............       12,528       (16,469)        15,683       (13,314)

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

    During 1999, as a result of the Company's reorganization proceedings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries, which did not meet the criteria for inclusion in the Company's new business plan and were designated as potential divestiture candidates. The Company developed a program for disposition for these locations. In January 2000, the disposition program was approved by the U.S. Bankruptcy Court.

    Under Canadian GAAP, the asset impairment provision of $355,180,000 in 1999 was determined on the basis of undiscounted cash flows. The incremental effects resulting from the application of FAS 121 for U.S. GAAP purposes in 1999 was an additional pre-tax asset impairment provision of $73,014,000.

    During 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' assets of $132,276,000 under Canadian and U.S. GAAP. The net carrying amount of the long-lived assets of these locations, net of impairment provisions, is $23,260,000. The net carrying amount of long-lived assets excludes working capital and other financial assets and liabilities.

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

    DEFERRED POLICY ACQUISITION COSTS

    Under U.S. GAAP, the Company defers costs related to the production of new business, which consist principally of commissions, certain underwriting expenses, and the costs of issuing policies. Deferred

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) acquisition costs are amortized over the expected premium-paying periods of the related policies. Canadian GAAP does not permit deferral of such costs.

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

    SOP 98-5 was adopted in the fourth quarter of 1998, and was effective January 1, 1998. The effects on 1998 net loss and basic loss per Common share would be decreases of approximately $5,000,000 and $0.07, respectively, resulting from the cumulative effect of the adoption of SOP 98-5.

    (f) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under
U.S. GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $26,140,000 at December 31, 2000 (1999 -- $25,859,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 2000 and 1999, the Company had no securities classified as trading. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $702,228,000 at December 31, 2000 (1999 -- $625,596,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of shareholders' equity.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (g) STOCK-BASED COMPENSATION

    The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for U.S. GAAP purposes.

    The Company continues to record compensation expense for U.S. GAAP purposes following the intrinsic value principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in any of the three years ending December 31, 2000. The Company has determined that there is no material difference if compensation cost is determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123.

    (h) ADVERTISING COSTS

    Advertising costs were $12,793,000 for the year ended December 31, 2000 (1999 -- $14,876,000, 1998 -- $10,444,000).

    (i) INCOME TAXES

    The Company follows the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," for U.S. GAAP purposes. Under FAS 109, changes in tax rates are not accounted for until they are enacted. Accordingly, substantively enacted changes in Canadian tax rates have not been reflected for U.S. GAAP purposes.

    (j) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)," is for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As all existing derivatives were extinguished on or shortly after the Petition Date, the Company expects there to be little, if any, immediate impact on the Company's financial position or operating results.

    In December 1999, the SEC issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, pre-need revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) will be recorded at the time of product delivery, performance of services, or transfer of interment right title. This revenue recognition policy is required to be applied with effect from January 1, 2000. The effects of SAB 101 will result in a significant deferral of revenue for the Company. However, as a result of the Company's Chapter 11 filing and its expected emergence therefrom, the Company will be required to apply "fresh start" accounting principles in accordance with AICPA Statement of Position 90-7, "Financial

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
Reporting by Entities in Reorganization under the Bankruptcy Code," which in turn requires adherence to the principles of "purchase" accounting as prescribed by Accounting Principles Board Opinion No. 16, "Business Combinations." The effective result of these principles is to reflect the assets and liabilities of the emerging entity at fresh start at their fair values, similar to an acquisition. The effects of SAB 101, if applied by the Company prior to emergence from Chapter 11, would be significantly impacted by the application of "fresh start" accounting principles. Accordingly, the Company will implement SAB 101 for U.S. GAAP purposes prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings.

NOTE 18.  SUMMARIZED CHAPTER 11 AND CCAA FINANCIAL INFORMATION

    Summarized financial data for the companies under creditor protection of Chapter 11 and the CCAA are presented as follows:

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Income statement information:
  Revenue...................................................      $  699,482           $  785,515
  Gross margin..............................................         198,886              214,940
  Loss from operations......................................         (47,140)            (225,048)
  Net loss..................................................        (127,091)            (421,847)

                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Balance sheet information:
  Current assets............................................      $  351,969           $  247,268
  Net investment in subsidiaries not under creditor
    protection (a)..........................................         190,946              512,358
  Non-current assets........................................       3,074,367            3,031,798
                                                                  ----------           ----------
Total assets................................................       3,617,282            3,791,424

Liabilities not subject to compromise:
  Current liabilities.......................................          94,640               98,286
  Non-current liabilities...................................         904,693              966,191
Liabilities subject to compromise...........................       2,289,497            2,282,601
                                                                  ----------           ----------
Total liabilities...........................................       3,288,830            3,347,078
Shareholders' equity........................................         328,452              444,346

------------------------

(a) Net investments in subsidiaries not under creditor protection of Chapter 11 and the CCAA include the net assets of legal subsidiaries, as well as the net assets of cemetery operations legally owned by third parties. The net assets of the third parties are included in the Company's consolidated financial statements since the Company has the economic risks and rewards of ownership of the underlying operations.

                             THE LOEWEN GROUP INC.

                               SUPPLEMENTARY DATA

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

        EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS

                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER     QUARTER    QUARTER     QUARTER
                                                     --------   ---------   --------   ---------
Year ended December 31, 2000
  Revenue..........................................  $256,857   $ 218,852   $206,192   $ 214,161
  Gross profit.....................................    79,842      56,391     46,910      51,275
  Net earnings (loss)..............................    22,799     (76,346)    (2,969)    (56,201)
  Basic earnings (loss) per Common share...........  $   0.28   $   (1.06)  $  (0.07)  $   (0.79)

Year ended December 31, 1999
  Revenue..........................................  $306,813   $ 259,469   $234,003   $ 222,864
  Gross profit.....................................   102,141      67,669     55,327      39,397
  Net earnings (loss)..............................     6,927    (105,330)     1,916    (368,689)
  Basic earnings (loss) per Common share(1)........  $   0.06   $   (1.44)  $     --   $   (5.00)

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

                        LOEWEN GROUP INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Loewen Group International, Inc.

    We have audited the consolidated balance sheets of Loewen Group International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the years ended December 31, 1999 and 1998, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in accordance with Canadian generally accepted accounting principles.

    Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 2000 and assets, liabilities and shareholders' deficiency as at December 31, 2000 and 1999 to the extent summarized in Note 17 to the consolidated financial statements, except that the Company has not adopted the provisions of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which results in such information not being in accordance with accounting principles generally accepted in the United States.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 9, 2001

  COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -- U.S. REPORTING DIFFERENCE

    In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 9, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 9, 2001

                        LOEWEN GROUP INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets
  Cash......................................................  $   142,703   $    42,396
  Receivables, net of allowances............................      167,188       112,253
  Inventories...............................................       30,858        30,060
  Prepaid expenses..........................................        7,442        10,415
                                                              -----------   -----------
                                                                  348,191       195,124

Long-term receivables, net of allowances....................      480,621       474,146
Cemetery property...........................................      873,610       914,310
Property and equipment......................................      574,842       679,086
Names and reputations.......................................      537,953       580,976
Investments.................................................       30,009        30,133
Insurance invested assets...................................      302,515       281,423
Pre-arranged funeral services...............................      367,273       372,521
Other assets................................................      117,722       123,618
                                                              -----------   -----------
                                                              $ 3,632,736   $ 3,651,337
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $   100,198   $    87,040
    Long-term debt, current portion.........................       24,232        17,073
                                                              -----------   -----------
                                                                  124,430       104,113

  Long-term debt, net of current portion....................       43,905        64,960
  Other liabilities.........................................      408,257       432,745
  Insurance policy liabilities..............................      204,727       184,207
  Future income tax liabilities.............................      125,005       121,398
  Deferred pre-arranged funeral services revenue............      367,273       372,521

Liabilities subject to compromise...........................    3,214,528     3,115,990

Shareholders' deficiency
  Common shares.............................................      554,289       554,289
  Deficit...................................................   (1,401,131)   (1,288,969)
  Foreign exchange adjustment...............................       (8,547)       (9,917)
                                                              -----------   -----------
                                                                 (855,389)     (744,597)
                                                              -----------   -----------
                                                              $ 3,632,736   $ 3,651,337
                                                              ===========   ===========
REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION
  (NOTE 1)

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 8, 10, 12 AND 16)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                 YEARS ENDED DECEMBER 31
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Revenue
  Funeral..............................................  $   509,776   $   532,772   $   554,689
  Cemetery.............................................      204,177       312,029       415,954
  Insurance............................................       95,245        94,101        96,515
                                                         -----------   -----------   -----------
                                                             809,198       938,902     1,067,158
                                                         -----------   -----------   -----------
Costs and expenses
  Funeral..............................................      358,206       361,427       383,300
  Cemetery.............................................      165,035       265,147       355,509
  Insurance............................................       79,837        73,727        80,013
                                                         -----------   -----------   -----------
                                                             603,078       700,301       818,822
                                                         -----------   -----------   -----------
                                                             206,120       238,601       248,336
Expenses
  General and administrative...........................       61,209        84,692       103,061
  Depreciation and amortization........................       47,848        54,722        60,758
  Provision for asset impairment.......................      127,975       350,643       301,605
                                                         -----------   -----------   -----------
                                                             237,032       490,057       465,424
                                                         -----------   -----------   -----------
Loss from operations...................................      (30,912)     (251,456)     (217,088)
Interest and financing fee paid to affiliates, net.....         (252)       47,444       119,571
Interest on long-term debt.............................       11,800        75,319       165,403
Provision for investment impairment and contingent
  losses...............................................        1,370        50,248       313,459
Reorganization costs...................................       39,587        85,724            --
Dividends on preferred securities of subsidiary........           --         2,971         7,088
Other income...........................................       13,929        (2,189)      (10,929)
                                                         -----------   -----------   -----------
Loss before income taxes...............................      (97,346)     (510,973)     (811,680)
                                                         -----------   -----------   -----------
Income taxes
  Current..............................................       11,102         8,204         9,629
  Future...............................................        3,714       (53,380)     (185,397)
                                                         -----------   -----------   -----------
                                                              14,816       (45,176)     (175,768)
                                                         -----------   -----------   -----------
Loss for the year......................................     (112,162)     (465,797)     (635,912)
Deficit, beginning of year.............................   (1,288,969)     (823,172)     (187,260)
                                                         -----------   -----------   -----------
Deficit, end of year...................................  $(1,401,131)  $(1,288,969)  $  (823,172)
                                                         ===========   ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss...............................................  $ (112,162)  $ (465,797)  $ (635,912)
  Items not affecting cash
    Depreciation and amortization........................      63,108       70,765       76,225
    Amortization of debt issue costs.....................       3,142        3,838       25,018
    Provision for asset impairment.......................     127,975      350,643      301,605
    Provision for investment impairment and contingent
      loss...............................................       1,370       50,248      313,459
    Future income taxes..................................       3,714      (53,380)    (185,397)
    Loss (gain) on sale of investment....................      13,930       (2,687)      (6,768)
    Equity and other earnings of associated companies....          --          498      (10,929)
    Non-cash reorganization costs........................       6,294       57,250           --
    Proceeds on factored accounts receivable.............          --       88,010      142,181
    Other, including net changes in other non-cash
      balances...........................................     (60,467)    (139,678)    (223,157)
                                                           ----------   ----------   ----------
                                                               46,904      (40,290)    (203,675)
                                                           ----------   ----------   ----------
Investing
  Proceeds on disposition of assets and investments......      35,221      194,224       56,202
  Purchase of property and equipment.....................     (14,768)     (30,670)     (34,670)
  Construction of new facilities.........................      (2,413)     (12,580)     (17,929)
  Purchase of insurance invested assets..................    (141,873)    (147,510)    (224,145)
  Proceeds on disposition and maturities of insurance
    invested assets......................................     109,612      130,434      180,175
  Business acquisitions..................................          --         (173)    (236,737)
  Investments, net.......................................          --           --           16
                                                           ----------   ----------   ----------
                                                              (14,221)     133,725     (277,088)
                                                           ----------   ----------   ----------
Financing
  Increase in long-term debt.............................          --       14,776    1,102,681
  Repayment of long-term debt............................     (16,912)    (132,230)    (603,978)
  Debt issue costs.......................................        (725)      (8,218)     (16,954)
  Increase in loans and advances from affiliates.........      85,261        8,275      339,527
  Repayment of loans and advances from affiliates........          --      (46,075)    (291,874)
  Capital contribution from affiliate....................          --       28,231           --
                                                           ----------   ----------   ----------
                                                               67,624     (135,241)     529,402
                                                           ----------   ----------   ----------
Increase (decrease) in cash..............................     100,307      (41,806)      48,639
Cash, beginning of year..................................      42,396       84,202       35,563
                                                           ----------   ----------   ----------
Cash, end of year........................................  $  142,703   $   42,396   $   84,202
                                                           ==========   ==========   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOEWEN GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

REORGANIZATION PROCEEDINGS

    Loewen Group International, Inc. (the "Company") is a company organized under the laws of Delaware.

    On June 1, 1999 (the "Petition Date"), the Company, and each of approximately 850 United States subsidiaries voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court").

    The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

    The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court.

    The primary objectives of the Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides for, among other things:

    - transactions that will result in the ultimate parent company in the corporate structure being the Company, which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

    - the cancellation of the Company's currently outstanding Common shares;

    - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the Amended
      Plan);

    - the cancellation of debt claiming the benefit of the Collateral Trust Agreement dated as of May 15, 1996, in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

    - the cancellation of certain other indebtedness in exchange for cash, Reorganized LGII common shares, Reorganized LGII warrants or interests in a liquidating trust that will hold (i) five-year warrants of reorganized Prime Succession Holdings, Inc. ("Prime") issued to the Company in Prime's recent reorganization proceeding, and (ii) an undivided 25% interest in the net proceeds, if any, of The Loewen Group, Inc.'s (the "Parent Company") claim against the United States of America, ICSID case No. ARB
      (AF)/98/3, under the North American Free Trade Agreement (the "Liquidating Trust");

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED)
    - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp.;

    - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

    - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

    - the selection of boards of directors of Reorganized LGII and the Company's reorganized subsidiary Debtors.

    Current holders of the Parent Company's Common shares and Series C Preferred shares will receive no value under the Amended Plan. In addition to the principal transactions contemplated by the Amended Plan, pursuant to an order of the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts") and the Companies' Creditors Arrangement Act in Canada ("CCAA"), certain of the Parent Company's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of the Parent Company's assets to Reorganized LGII will be effected.

    There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Amended Plan and emergence from reorganization proceedings are subject to a number of significant conditions. The Amended Plan is subject to conditions and requirements for confirmation, including the vote of creditors to accept the Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Amended Plan. Due to the uncertainty regarding the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") under the Collateral Trust Agreement (see Note 3), the Company anticipates that certain creditors are likely to challenge the Amended Plan.

    If the Amended Plan is not confirmed, the Company, by itself, or (subject to the Company's exclusive periods under Chapter 11 to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code. The impact on carrying values in this scenario cannot be determined.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared on a "going concern" basis in accordance with Canadian generally accepted accounting principles (GAAP). The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the Chapter 11 reorganization proceedings and circumstances relating to this event, including

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 1. REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION (CONTINUED) the Company's debt structure, recent losses and cash flow. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

    The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit agreement, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

    Additionally, if the Amended Plan (or other plan of reorganization) is confirmed by the U.S. Bankruptcy Court, the Company will be required to adopt "fresh start" accounting under Canadian and U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. As a result, the reported amounts in the consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries are wholly owned at December 31, 2000, except for a few companies with small minority interests.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MEASUREMENT UNCERTAINTY

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

    A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the maintenance costs of cemeteries. Additionally, pursuant to various state and provincial laws, a

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables. Earnings of merchandise and services trust funds are recognized in income in the year realized; increases of cost in the merchandise and services are recognized as a charge to income.

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

CASH

    Cash includes cash, restricted cash and term deposits with an initial maturity less than or equal to 90 days.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the recoverability of long-lived assets, including names and reputations, cemetery property, property and equipment, investments and other assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their estimated net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

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

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents, trade accounts receivable and installment contracts receivable.

    The Company maintains its cash and cash equivalents with various high quality and reputable financial institutions. The Company's policies with respect to cash and cash equivalents are specifically designed to minimize concentrations of credit risk.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Concentrations of credit risk with respect to both trade accounts receivable and installment contracts receivable are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

DERIVATIVE INSTRUMENTS

    Prior to the Chapter 11 filing, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in 2000.

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES

    In the Chapter 11 proceedings, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the U.S. Bankruptcy Court after submission to any required vote and approval by creditors. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise in the consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors arising from pre-Petition Date events are stayed while the Debtors continue their business operations as debtors-in-possession. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, was December 15, 1999. In June 2000, the Company filed amended schedules identifying additional potential creditors, for which the Bar Date was set at July 14, 2000.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As at March 12, 2001, the Debtors have submitted approximately 560 proofs of claim to the ADR Procedures, of which, approximately 173 have been resolved, 273 are in arbitration and 114 are still in ADR Procedures. Of the 173 that were resolved, 95 have been approved by the U.S. Bankruptcy Court and 78 are awaiting U.S. Bankruptcy Court approval. Of the 273 that are in arbitration, the Company has applied for a motion to dismiss 36 of the claims but the U.S. Bankruptcy Court has not yet ruled on the motion. For those claims that have been resolved, accrued liabilities, in the Company's consolidated financial statements, have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

    Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval including those described in Note 10. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection, after December 15, 1999, of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The Company has suspended payments applicable to these non-compete agreements. The U.S. Bankruptcy Court disallowed the Company's motion to reject these non-compete agreements as a group in August 1999. In September 2000, the Debtors filed motions to reject 32 pre-Petition Date non-competition agreements (the "September Rejected Non-competition Agreements"). At the same time, the Debtors also filed motions to reject 56 consulting agreements (the "Rejected Consulting Agreements"). In addition, the Debtors notified 36 other non-Debtor parties to non-competition agreements that the Debtors determined to be non-executory, that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants set forth therein. As of February 28, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 26 of the September Rejected Non-competition Agreements and approximately 47 of the Rejected Consulting Agreements. The Company may submit applications to reject additional executory contracts in the future.

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

    The Company filed the Plan with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan with the
U.S. Bankruptcy Court. Under the Amended Plan, liabilities subject to compromise have been categorized into a class of allowed claim and futher categorized into divisions. Certain of these allowed claims will receive a pro rata share of Reorganized LGII common shares, warrants and the Liquidating Trust. The amount of any claim that ultimately is allowed by the U.S. Bankruptcy Court may be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of allowed unsecured claims may differ significantly from the amounts recorded in the Company's consolidated financial statements. Accordingly, the amount of the pro rata distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust that ultimately will be received by a holder of an allowed unsecured claim may be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims have been resolved.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    The liabilities subject to compromise, debt and loans and advances from affiliates are as follows:

                                                                                DECEMBER 31
                                                             -------------------------------------------------
                                                                      2000                      1999
                                                             -----------------------   -----------------------
                                                             LIABILITIES               LIABILITIES
                                                             SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                             COMPROMISE      DEBT      COMPROMISE      DEBT
                                                             -----------   ---------   -----------   ---------
Debt and other liabilities:
  DIP Facilities...........................................  $       --     $    --    $       --     $ 8,000
  Bank credit agreements...................................     353,115          --       338,689          --
  7.82% Series E senior amortizing notes due in 2004.......      30,432          --        30,432          --
  7.50% Series 1 senior notes due in 2001..................     225,000          --       225,000          --
  7.75% Series 3 senior notes due in 2001..................     125,000          --       125,000          --
  8.25% Series 2 and 4 senior notes due in 2003............     350,000          --       350,000          --
  7.20% Series 6 senior notes due in 2003..................     200,000          --       200,000          --
  7.60% Series 7 senior notes due in 2008..................     250,000          --       250,000          --
  6.70% Pass-through Asset Trust Securities ("PATS") and
    related option liability recorded, due in 1999.........     309,760          --       309,760          --
  Promissory notes and capital lease obligations...........      86,481      68,137        79,707      74,033
  Accounts payable and accrued liabilities.................      80,350          --        90,716          --
  9.45% Cumulative Monthly Income Preferred Securities,
    Series A ("MIPS')......................................      75,000          --        75,000          --
  Executory contracts......................................      28,966          --        26,523          --
                                                             ----------     -------    ----------     -------
                                                              2,114,104      68,137     2,100,827      82,033
                                                             ----------                ----------
  Less current portion of long-term debt...................                  24,232                    17,073
                                                                            -------                   -------
  Total long term debt.....................................                 $43,905                   $64,960
                                                                            =======                   =======
Loans and advances from (to) affiliates:
  Term loan from affiliated company
    Interest at 11.50%.....................................     889,905                   889,905
    Revolving credit loans from affiliated companies
      Interest at U.S. treasury rate plus 5% due in 2002...     136,781                   136,781
        Interest at 11.25% due in 1999.....................      10,291                    10,291
        Interest at prime plus 2% due in 1999..............      11,526                    11,526
    Other loans from (to) affiliates
      Due from Parent Company..............................     (44,800)                  (36,540)
      Due to (from) other affiliates, net..................      96,721                     3,200
                                                             ----------                ----------
                                                              1,100,424                 1,015,163
                                                             ----------                ----------
Total liabilities subject to compromise....................  $3,214,528                $3,115,990
                                                             ==========                ==========

    Litigation against the Company and its filing subsidiaries arising from events occurring prior to June 1, 1999 and any additional liabilities related thereto will be subject to compromise (see Note 8).

    As a result of the Chapter 11 filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without U.S. Bankruptcy Court approval or until a plan of

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
reorganization providing for the repayment terms has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

    In March 1999, the Company deferred future dividends applicable to the MIPS. Since June 1, 1999, as a result of the Chapter 11 filing, the Company was in default of its bank credit agreements, Series E senior amortizing notes, Series 1 through 4, 6 and 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and undersecured debt obligations.

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $161,544,000 for the year ended December 31, 2000
(1999 -- $92,299,000). Contractual interest expense not recorded on loans and advances from affiliates subject to compromise totaled $119,443,000 for the year ended December 31, 2000 (1999 -- $68,736,000).

    The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Interest payments in arrears:
  Bank credit agreements....................................       $ 65,776             $ 21,417
  7.82% Series E senior notes...............................          3,461                  958
  7.50% Series 1 senior notes...............................         26,274                8,438
  8.25% Series 2 senior notes...............................         16,116                5,156
  7.75% Series 3 senior notes...............................         15,102                4,844
  8.25% Series 4 senior notes...............................         29,008                9,281
  7.20% Series 6 senior notes...............................         30,393               14,659
  7.60% Series 7 senior notes...............................         40,221               19,361
  6.70% PATS................................................         10,050               10,050
                                                                   --------             --------
                                                                   $236,401             $ 94,164
                                                                   ========             ========
Principal payments in arrears:
  7.82% Series E senior notes...............................       $  7,143             $     --
  6.70% PATS................................................        300,000              300,000
                                                                   --------             --------
                                                                   $307,143             $300,000
                                                                   ========             ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................       $ 12,994             $  5,906
                                                                   ========             ========

    The Company and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). On May 24, 2000, the Company and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility will be used primarily to fund

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
the Company's working capital needs during the course of the reorganization proceedings. The credit limit was reduced to $100,000,000 and the number of participating banks was reduced from 15 to seven. The material covenants include restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. The Company believes that sufficient cash resources currently exist, and no borrowings are outstanding or expected to be required of the New DIP Facility to satisfy its near-term obligations, though further use of the New DIP Facility for letters of credit will be restricted until a waiver is obtained.

    Use of the New DIP Facility for letters of credit is limited to a maximum of $50,000,000. The New DIP Facility matures on June 30, 2001 and is secured by a perfected security interest in substantially all of the existing and future assets of the Company and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in the Company's reorganization proceedings.

    Net cash proceeds, after payment of certain direct selling costs, generated from the Company's asset disposition program approved by the U.S. Bankruptcy Court are subject to restrictions on use. The New DIP Facility requires that such proceeds must first be used to repay any outstanding balances under the New DIP Facility. The remaining cash proceeds are required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds shall be distrbuted. As at December 31, 2000, cash in this segregated deposit account amounted to approximately $23 million
(1999 -- $nil).

    Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at December 31, 2000, there were no borrowings under the New DIP Facility and the letters of credit outstanding were $12,380,000.

    In 1996, the Company, the Parent Company and a trustee entered into a collateral trust agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis (the "Collateral Trust Agreement"). The security for lenders under the Collateral Trust Agreement consists of (i) all of the Company's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that pledged shares. The security is held by the trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, aggregated $1,843,000,000.

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Subject Debt. The aggregate principal amount outstanding of the Subject Debt is $1,100,000,000. In April 2000, the Company announced that there is uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Company has treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    The Amended Plan provides for the cancellation of the debt claiming the benefit of Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes or five-year secured notes, or both in exchange for cancellation of such debt.

    It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's consolidated financial statements.

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding (see Note 8).

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

    Included in interest expense for the year ended December 31, 2000 is $3,142,000 of amortization and write-offs of unamortized debt issue costs
(1999 -- $4,279,000, 1998 -- $25,018,000). In 1999, unamortized debt issue costs applicable to debt which is subject to compromise of $21,730,000 was charged to reorganization costs (see Note 9).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE, DEBT AND LOANS AND ADVANCES FROM AFFILIATES (CONTINUED)
    Maturities of long-term debt which are not subject to compromise are as follows:

                                                          DECEMBER 31
                                                          ------------
2001....................................................     $24,232
2002....................................................       9,712
2003....................................................       7,871
2004....................................................      11,968
2005....................................................       4,415
  Thereafter............................................       9,938
                                                             -------
                                                             $68,136
                                                             =======

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

    During 1999, as a result of the Company's reorganization proceedings and operating performance decline, the Company conducted extensive reviews of each of its operating locations, resulting in a pre-tax asset impairment provision for long-lived assets of $340,068,000. In calculating the long-lived asset impairment provision, the Company used estimated cash flow from operations for properties anticipated to be held for their remaining life and, for locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties.

    The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations. In January 2000, the U.S. Bankruptcy Court approved the Company's program for disposition.

    At June 30, 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' long-lived assets of $92,031,000. Furthermore, during the first two months of 2001, the Company completed the sale of 49 funeral homes and 43 cemeteries for gross proceeds of $25,267,000. As a result, an additional pre-tax asset impairment provision of $40,245,000 has been provided for in 2000.

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

    The asset impairment provisions were based on management estimates. The Company continues to assess these estimates as it proceeds with the disposition of locations identified as probable for sale. As a result, actual results could differ significantly from these estimates. In addition, due to the reorganization proceedings, other properties, although not specifically identified, could be sold.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS (CONTINUED)
    During 2000, the Company sold 93 funeral homes and 33 cemeteries for gross proceeds of $37,291,000, before closing and other settlement costs of $2,070,000, resulting in a pre-tax loss of $13,915,000.

    In 1999, the Company sold 124 cemeteries and three funeral homes to an investor group for gross proceeds of $193,000,000, before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1,122,000. A pre-tax asset impairment provision for long-lived assets of $301,605,000, relating to these properties, was recorded in 1998. Concurrently, in 1999, an affiliate of the Company sold related accounts receivable, at their carrying value of $43,231,000, to the same investor group.

    In 1998, the Company sold First Capital Life Insurance Company of Louisiana, a wholly owned subsidiary, for gross proceeds of $24,522,000 resulting in a pre-tax gain of $6,768,000.

NOTE 5.  INVESTMENTS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
4103 Investments Ltd. ("4103")..............................  $    --    $    --
Prime Succession Holdings, Inc. ("Prime")...................       --         --
Rose Hills Holdings Corp. ("Rose Hills")....................       --         --
TLGI Management Corp.
  70,586,000 Preferred shares representing 40.34%...........   28,626     28,626
Other.......................................................    1,383      1,507
                                                              -------    -------
                                                              $30,009    $30,133
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

    On November 25, 1998, the Company's investment became a joint venture when the Company received, as a capital contribution 1,000 Class A Common voting shares of 4103 Investments, representing 50% of the voting rights, from the Parent Company. Effective from that date, the Company has accounted for its investment in 4103 Investments common shares by the proportionate consolidation method. The net loss recorded by 4103 Investments subsequent to November 25, 1998 was $205,944,000, which included an investment impairment charge of $209,323,000. Prior to November 25, 1998, the Company accounted for its investment in 4103 Investments by the equity method. Accordingly, the Company's proportionate share of the assets and liabilities are reflected in the Company's balance sheet at December 31, 2000 and 1999. All of 4103's assets represent investments in affiliated companies. For the period to November 25, 1998,

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
equity income of $14,107,000 was recorded which includes $4,455,000 of income related to equity earnings from Prime and Rose Hills.

    Summarized financial data for 4103 Investments is presented as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income statement information:
  Earnings (loss) before income taxes and equity loss of
    associated company......................................  $ (2,813)  $  4,001
  Net loss..................................................    (2,813)   (16,394)
Balance sheet information:
  Current assets............................................  $     --   $     --
  Non-current assets........................................    91,029     91,029
                                                              --------   --------
  Total assets..............................................    91,029     91,029
  Current liabilities.......................................        49         49
  Non-current liabilities...................................        --         --
                                                              --------   --------
  Total liabilities.........................................        49         49

  Shareholders' equity......................................    90,980     90,980

    (b) PRIME

    The Company owned 163.0475 shares of Prime common stock, representing 16.67% of Prime's voting common stock, and 48.68% of Prime's non-voting preferred stock, with a 10% cumulative annual payment-in-kind dividend. Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone") owned 764.7059 shares of Prime common stock, representing 78.2% of Prime's voting common stock. The remaining 5.13% of Prime's voting common stock and 51.32% of Prime's non-voting preferred stock are owned by a company affiliated with LGII.

    Prime held all of the outstanding common shares of Prime Succession, Inc., an operator of funeral homes and cemeteries in the United States. Prime Succession, Inc. was purchased on August 26, 1996 for approximately $320,000,000 of which $52,000,000 was funded by Blackstone and $78,000,000 by the Company. The excess of the purchase price over the fair value of net assets of approximately $230,000,000, was established as goodwill in Prime
Succession, Inc. and was being amortized over 40 years.

    During 2000, Prime was reorganized under Chapter 11 in the U.S. Bankruptcy Court. Prime's common shares were cancelled and the Company received five-year warrants to purchase 500,000 new common shares of reorganized Prime at an exercise price of $16.76 per common share. The Prime plan of reorganization also provides that 5,000,000 new common shares will be issued to certain creditors of Prime. The Company is unable at this time to predict what value, if any, it may ultimately realize in respect to its interest in Prime. Accordingly, these warrants have been recorded at a nominal value.

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

    Due to liquidity concerns of the Company in 1998, the performance of Prime and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998, the Company concluded that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Prime's shareholders' equity. In 1999, due to the performance of Prime, the Company wrote off its remaining investment.

    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Prime which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Prime and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Prime, the Company reduced the accrual of its contingent loss as at December 31, 1999. In 2000, the Company concluded that no change of the contingent loss accrual was required, as the estimate of EBITDA and debt were virtually unchanged, and, in light of the tentative resolution of the status of obligations of the Put/Call Agreement in the reorganization proceedings of Prime and the Company. The respective contingent liability has been recorded in "Other liabilities," (Note 14). In 2000, 1999, and 1998, the Company recognized loss of $nil, $(1,392,000) and $(3,100,000), respectively, applicable to its investment in Prime, excluding the investment impairments and contingent losses.

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

    Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. The Parent Company guaranteed the Company's obligations.

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

    Prior to March 1, 2000, the Company had provided various management and administrative services to RHC and subsidiaries under an Administrative Services Agreement for an annual fee of $250,000. The Company and RHC have agreed to amend that Agreement, effective March 1, 2000, to provide that, until such time as the Company makes an election to reject or assume the Agreement under Chapter 11 of the U.S. Bankruptcy Code, the annual fee payable by RHC under the Agreement will be reduced to nil and the Company will no longer be required to provide any services to RHC under the Agreement. That annual fee is subject to renegotiation in the event that RHC requests further services from the Company. If the Agreement were to become terminable by Blackstone due to the Company's material breach thereof or other failure to comply in any material respect, the price payable to Blackstone upon a Put of its interests would, under the terms of the Put/Call Agreement, be no less than an amount equal to its original investment plus a 25% compound return per annum thereon which increases to 27.5% in the event of a change in control of the Company regardless of the calculated equity value.

    Prior to the fourth quarter of 1998, the Company evaluated the exercise of the Call on the fourth anniversary date as likely. Due to liquidity concerns of the Company, the performance of Rose Hills and the reduced market values for the Company's and other industry participants' stock, the Company has determined the exercise of the Call on the fourth anniversary as unlikely and the exercise of the Put as likely. Accordingly, in 1998 the Company assessed that its investment had suffered a decline in value that was other than temporary and wrote down its investment based on an assumed distribution of Rose Hills' shareholders' equity at December 31, 1998 taking into account Blackstone's return under the Put. No further write down was made in 2000 or 1999. As at December 31, 2000, 1999 and 1998, the carrying value of the Company's investment in Rose Hills was $27,452,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
    In addition, the Company estimated the expected Put option price on the sixth anniversary, the first date the Put option becomes exercisable by Blackstone, based on the Company's best estimate of EBITDA and debt at that time and the relevant formula in the Put/Call Agreement. The Company accrued a contingent loss at December 31, 1998 based upon the difference between the estimated Put option price and the Company's estimate of the fair value of Blackstone's equity in Rose Hills which is based in part on prevailing market conditions. In the fourth quarter of 1999, due to the performance of Rose Hills and the reduced market values and performance of other industry participants, the Company re-assessed the estimates of EBITDA and debt at the first date the Put option becomes exercisable by Blackstone. Based upon changes to the estimates of the expected Put option price and the fair value of Blackstone's equity in Rose Hills, the Company increased the accrual of the contingent loss as at December 31, 1999. In 2000, the Company concluded that no change of the contingent loss accrual was required, as the estimate of EBITDA and debt were virtually unchanged. Such amount could change based on changes in the estimated future value of the business. The respective contingent liability has been recorded in Other Liabilities, net of the carrying value of Rose Hills (see
Note 14). In 2000, 1999 and 1998, the Company recognized income of $nil, $nil, $3,699,000, respectively, applicable to its investment in Rose Hills, excluding the investment impairment and contingent loss in 1998.

    The latest available financial data reported by Rose Hills was:

                                                               NINE MONTHS        YEARS ENDED
                                                                  ENDED           DECEMBER 31
                                                              SEPTEMBER 30    -------------------
                                                                  2000          1999       1998
                                                              -------------   --------   --------
                                                               (UNAUDITED)
Income statement Information
  Revenue...................................................     $ 61,000     $ 88,403   $ 83,577
  Gross margin..............................................       20,166       31,669     69,814
  Earnings from operations..................................       11,717       20,610     19,538
  Payment-in-kind dividend..................................        8,716       10,525      9,568
  Net loss attributable to common shareholders..............       (9,437)      (6,828)    (8,534)

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Balance sheet information
  Total assets..............................................    $314,725        $317,812
  Total liabilities.........................................     183,457         185,823
  Shareholders' equity......................................     131,268         131,989

    (d) PROPOSED BLACKSTONE SETTLEMENT

    Blackstone has filed proofs of claim against the Company in respect of the Prime Put, in which Blackstone calculates a Put price of $183,400,000. Blackstone has also filed proofs of claim against the Company in respect of the Rose Hills Put, in which Blackstone calculates a Put price of $158,800,000.

    In accordance with the Company's Amended Plan, it is contemplated that Blackstone, RHI Management Direct L.P. ("RHI") and the Company will enter into a settlement and resolution of any and

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 5.  INVESTMENTS (CONTINUED)
all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Proposed Blackstone Settlement"):

    (i) each of Blackstone and RHI, on the one hand, and the Company, the Parent Company and certain of its affiliates, on the other hand, will, effective as of the closing of the transactions described below, release, waive and discharge the other from any and all claims, demands, rights, causes of action and controversies arising from or relating to the Prime Put/Call Agreement (including the rejection thereof), the Rose Hills Put/Call Agreement or otherwise relating to Prime or Rose Hills;

    (ii) Reorganized LGII will assume the Rose Hills Put/Call Agreement as amended and modified by the agreement to be entered into to effect the Proposed Blackstone Settlement; and

   (iii) the Rose Hills Put/Call Agreement will be amended and modified to provide that:

       - the Rose Hills Put will automatically be exercised;

       - in full satisfaction of all of the Debtors' obligations under the Rose Hills Put/Call Agreement, Reorganized LGII will deliver to Blackstone and RHI $24,679,000 aggregate principal amount of Reorganized LGII unsecured subordinated convertible notes, a number of shares of Reorganized LGII common shares with an aggregate value of $6,515,000 using, for such purposes, the estimated value per share of Reorganized LGII common shares based upon the midpoint of the assumed reorganization value of Reorganized LGII set forth in the Disclosure Statement filed with the Amended Plan, and assume the obligations under the $445,000 note issued by RHI;

       - in full satisfaction of all of the obligations of Blackstone and RHI under the Rose Hills Put/Call Agreement, Blackstone and RHI will convey to Reorganized LGII all of the Rose Hills common shares owned by them, free and clear of all liens; and

       - upon the closing of such transactions, the Rose Hills Put/Call Agreement will terminate and be of no further force or effect.

    The terms of the Proposed Blackstone Settlement, though tentatively agreed to, remain subject to change. The Company has determined that it is not possible at this time to predict the final outcome of these proceedings. Accordingly, no adjustments have been made to previously recorded provisions in the Company's consolidated financial statements as a result of the Proposed
Blackstone Settlement.

    (e) TLGI MANAGEMENT CORP

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 6. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Prior to the Chapter 11 filing, the Company used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Company entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 2000 and 1999, no such agreements were outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value different from their fair value include:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Financial assets:
  Insurance invested assets and pre-arranged funeral
  services:
    Short-term investments..........................  $113,194   $112,008   $124,266   $125,062
    Fixed maturities................................   406,642    405,375    412,509    394,463
    Mutual funds....................................        32         34     10,148     10,161
    Equity securities...............................    88,471     88,555     61,344     63,038
    Insurance policies held by trust................    51,532     51,508     44,833     45,548
    Other...........................................     9,917      9,897        844        844
  Long-term receivables:
    Practicable to estimate fair value..............   433,527    439,746    395,155    407,262
    Not practicable to estimate fair value..........    47,094        n/a     78,991        n/a

    The fair value determination of insurance invested assets and pre-arranged funeral services and long-term receivables is based on quoted market prices. The long-term receivables for which it is not practicable to estimate fair value comprise primarily installment receivables on cemetery sales, which generally have terms of one to seven years and contractual or imputed interest ranging from 9.0% to 12.75%.

    Due to the Chapter 11 filings, calculation of fair values for the preferred securities of a subsidiary and liabilities subject to compromise cannot be determined as at December 31, 2000. Although not presently determinable, the Amended Plan proposes settlement amounts at substantially less than the carrying values of the preferred securities of a subsidiary and liabilities subject to compromise. As detailed in Note 3, the majority of the Company's long-term debt and the preferred securities of a subsidiary became subject to compromise effective June 1, 1999.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 6. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Pre-arranged funeral services represents amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Company will receive the pre-arranged funeral trust amounts when the funeral services are performed.

    On the insurance invested assets, the Company earned $21,642,000 of investment income for the year ended December 31, 2000 (1999 -- $19,450,000). Included in the market value of insurance invested assets are $4,522,000 and $7,887,000 of unrealized gains and losses, respectively (1999 -- $200,000 and $18,323,000, respectively). Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, are estimated as follows:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Due in one year or less.............................  $  1,056   $  1,053   $  4,770   $  4,387
Due in one to five years............................    31,157     29,777     20,656     19,663
Due in five to ten years............................    52,281     51,848     66,819     62,527
Thereafter..........................................    92,216     88,657    103,880     92,881
                                                      --------   --------   --------   --------
                                                      $176,710   $171,335   $196,125   $179,458
                                                      ========   ========   ========   ========

    The Company's mortgage-backed securities and collateralized mortgage obligations consist of:

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                      CARRYING    MARKET    CARRYING    MARKET
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
                                                      $101,721   $103,767   $ 66,142   $ 64,710
                                                      ========   ========   ========   ========

NOTE 7.  SHARE CAPITAL

    (a) AUTHORIZED

    3,000 Common shares with a par value of $0.01

    (b) ISSUED AND OUTSTANDING

                                                                 NUMBER OF
                                                                  SHARES             STATED VALUE
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Common shares.............................................   1,521      1,521     $     --   $     --
Contributed surplus.......................................                         554,289    554,289
                                                                                  --------   --------
                                                                                  $554,289   $554,289
                                                                                  ========   ========

    During 1999, the Parent Company contributed capital of $28,231,000 to the Company.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES

REORGANIZATION PROCEEDINGS

    On June 1, 1999, the Company and each of approximately 850 United States subsidiaries filed a voluntary petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (IN RE: LOEWEN GROUP INTERNATIONAL, INC., ET AL., No. 99-1244).

    The Company is reorganizing its affairs under the protection of Chapter 11. The Company filed the Plan and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court.

    The Company and its subsidiaries under creditor protection are presently operating their businesses as debtors-in-possession and are parties to the New DIP Facility, a $100,000,000 revolving credit agreement that has been approved by the U.S. Bankruptcy Court. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the reorganization proceedings.

    As a result of the Chapter 11 filing, litigation against the Company and its filing subsidiaries was stayed as of June 1, 1999 (unless the stay is lifted by the U.S. Bankruptcy Court), and any additional liabilities related thereto will be subject to compromise.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As at March 12, 2001, the Debtors have submitted approximately 560 proofs of claim to the ADR Procedures, of which, approximately 173 have been resolved, 273 are in arbitration and 114 are still in ADR Procedures. Of the 173 that were resolved, 95 have been approved by the U.S. Bankruptcy Court and 78 are awaiting U.S. Bankruptcy Court approval. Of the 273 that are in arbitration, the Company has applied for a motion to dismiss 36 of the claims but the U.S. Bankruptcy Court has not yet ruled on the motion. For those claims that have been resolved, accrued liabilities, in the Company's consolidated financial statements, have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

    BANKERS TRUST ACTION

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors' Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

    Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Action. Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery. The Court has also established a mediation procedure with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator has been appointed and the initial mediation sessions occurred in February 2001. Additional sessions are scheduled for March and April 2001. Following the Court's denial of Bankers Trust Company's motion, the Company has filed an answer that, among other things, supports the treatment of the Subject Debt as set forth in the Amended Plan. Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement. The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action, when that litigation might be completed or whether the mediation will be successful in resolving the Collateral Trust Agreement disputes by settlement.

    PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), an LGII subsidiary, and various other unrelated insurance companies asserting similar claims and seeking class action certification. Security Industrial is one of the insurance subsidiaries that has been excluded from the Chapter 11 filing and, as a result, litigation involving Security Industrial is not subject to the automatic stay. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in July 2000, the FLETCHER, FRANK and PRINCE cases were filed in October 2000, and the JACKSON case was filed in November 2000, and the HALL case was filed in February 2001.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs seek injunctive relief, equitable relief, restitution, disgorgement, increased death benefits,

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
premium refunds (in one case, with interest), costs and attorney fees. The plaintiffs in the ALEXANDER, COTHRAN and SMITH cases also allege racial discrimination under the Louisiana Constitution as well as unfair trade practices, and seek compensatory damages, including, where applicable, punitive, exemplary or special damages; however, Louisiana law prohibits punitive damages unless specifically authorized by Federal law. The BEVERLY, FLETCHER, JACKSON, PRINCE and SUTHERLAND cases include an allegation that defendants violated the Civil Rights Act of 1866 (42 USC 1981), which provides for punitive damages in certain circumstances. In several of the cases, Security Industrial has filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment ("Motion to Dismiss").

    In October 2000, Unitrin, Inc., a defendant in the COTHRAN case and other related cases, filed a motion with the court administering the COTHRAN case requesting the transfer of the COTHRAN case and the other related cases to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes.

    On December 6, 2000, the MDL Panel granted Unitrin's motion for coordinated pretrial treatment of eight cases, including BEVERLY, COTHRAN, SMITH and SUTHERLAND, in the United States District Court for the Eastern District of Louisiana, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382. On December 21, 2000, the MDL Panel transferred the ALEXANDER, PRINCE and FRANK cases to Judge Feldman as related cases. Subsequently, Judge Feldman consolidated the FLETCHER case with the other cases subject to the MDL proceeding. The HALL case has not yet been consolidated. The parties in the MDL cases are currently negotiating a case management order to govern pretrial proceedings in those cases, including class certification, jurisdictional and discovery issues.

    Following are certain procedural and other information relating to each of the ten lawsuits:

    - ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. 6:00CV1810). In October 2000, the plaintiffs filed a motion for class certification.

    - BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division, (No. CV00-1633L-0).

    - COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
      (No. 5:00CV1811).

    - FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana (No. 00-2932 "S" (1)).

    - FRANK, ET AL. V. UNION NATIONAL LIFE INSURANCE CO. AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A).

    - HALL, ET AL. V. SECURITY INDUSTRIAL, filed in the 23rd Judicial Court for the Parish of Baton Rouge, State of Louisiana (No. 68938).

    - JACKSON, ET AL. V. SECURITY INDUSTRIAL AND SECURITY INDUSTRIAL LIFE INSURANCE CO., filed in the United States District Court, Northern District of Georgia (No. 4-00CV-339-RLV).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
    - PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division
      (No. CV-00-2255, LO).

    - SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana.

    - SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana
      (No. 00-2076 "F" (2)).

    The Company has engaged in settlement discussions with attorneys for certain of the plaintiff groups and, in connection with that process, is attempting to effectuate a settlement of all of these cases through an agreement that would be approved in a State court proceeding, but which takes into account the multidistrict litigation and the orders issued by Judge Feldman.

    The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, nor is it possible to establish a reasonable estimate of possible damages other than litigation defense costs. Accordingly, provision with respect to these lawsuits within the Company's consolidated financial statements has been limited to estimated defense costs.

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

    The Judicial Panel on Multidistrict Litigation granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's Chapter 11 filing, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

    On January 18, 2001, plaintiffs filed a motion to remove the case from the Civil Suspense Docket, in which they indicated that they intend to pursue claims against certain individuals who are currently

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
defendants and against other former officers and/or directors who are not currently defendants. Defendants have filed their opposition papers. The Court has requested additional briefing by the parties and has not yet ruled on this motion.

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

FELDHEIM ET AL. V. SI-SIFH CORP. ET AL. AND DUFFY ET AL. V. SI-SIFH CORP ET AL.

    As described in the Parent Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

LUENING, ET AL. V. SI-SIFH CORP., ET AL.

    As described in the Parent Company's previous periodic reports, in April 1999 the Louisiana Supreme Court declined to review lower courts' decisions to deny class action status. Due to the small number of plaintiffs that have been specifically identified and the range of potential damages, the Company has determined that it is likely that damages, if any, awarded in connection with this lawsuit will not be material.

F. LEO GROFF, INC. ET AL. V. RESTLAWN MEMORIAL GARDENS, INC. ET AL.

    This action (No. 96-CV-397, Court of Common Pleas, Erie County, Ohio) was served on the Company and other defendants on September 19, 1996. Plaintiffs allegedly compete with defendants Restlawn Memorial Park Association, Restlawn Memorial Gardens, Inc., and Sinfran, Inc., which were acquired by the Company. Plaintiffs allege thirteen counts, including counts alleging that defendant Restlawn engaged in false and deceptive advertising, misused confidential information, defamed plaintiffs, breached contractual obligations, misappropriated trade secrets, and tortiously interfered with plaintiffs' contractual relationships. Plaintiffs further allege that the Company knew or should have known of Restlawn's conduct and adopted and continued Restlawn's alleged unfair, false, and deceptive practices. Plaintiffs also allege that the defendants conspired, in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO") to destroy the plaintiffs' business and created a "trust in order to prevent competition" in violation of Ohio's antitrust laws. Plaintiffs seek compensatory damages, which are unspecified but alleged to exceed $350,000; punitive damages, which are unspecified but alleged to exceed $300,000; and injunctive relief. Defendants' summary judgment motion was denied as to all but one of plaintiffs' counts. A trial set for July 12, 1999 was stayed as a result of the reorganization proceedings.

    On October 23, 2000, an arbitration was held with respect to this matter pursuant to the U.S. Bankruptcy Courts ADR Procedures for handling pending litigation against the Company. Plaintiffs

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
sought an award of $2.4 million plus attorneys' fees and the right to purchase the Company's Erie County properties. Plaintiffs did not pursue their RICO and antitrust claims. On November 1, 2000, the arbitrator issued a decision denying all of plaintiffs' claims for relief and compensation. Pursuant to the Bankruptcy Court's ADR Procedures, however, plaintiffs have provided notice that they will contest the decision and proceed to trail in State court. Plantiffs have not yet obtained relief from the automatic stay to recommence this litigation. Accordingly, no trial date has been set, and it is unclear when proceedings will commence again in the Ohio courts.

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

FLANAGAN V. THE LOEWEN GROUP INC., ET AL.

    As described in the Parent Company's prior periodic reports, in December 1998, Honorine T. Flanagan filed a complaint in the Superior Court of the State of California in the County of Los Angeles against the Parent Company and the Company, alleging breach of contract in connection with the sale of a mausoleum and morturary business to the Company and in connection with employment and consulting agreements entered into at the time of the Share Purchase Agreement. Additionally, Ms. Flanagan alleged causes of action for intentional and negligent misrepresentation and declaratory relief.

    Pursuant to a settlement of a number of disputes between the Company and Ms. Flanagan that was approved by the U.S. Bankruptcy Court in July 2000, the case was dismissed with prejudice during the fourth quarter of 2000.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Parent Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims for October 2001. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded to the Company.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 8.  LEGAL CONTINGENCIES (CONTINUED)
OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

NOTE 9.  REORGANIZATION COSTS

    (a) REORGANIZATION COSTS

    The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 as follows:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Executory contracts submitted for rejection.................  $ 6,552    $26,483
Deferred debt issue costs written off.......................       --     21,730
PATS option liability recorded..............................       --      9,760
Key Employee Retention Plan costs...........................    4,914      3,998
Professional fees and other costs...........................   32,326     24,213
Interest income.............................................   (4,205)      (460)
                                                              -------    -------
                                                              $39,587    $85,724
                                                              =======    =======

    Professional fees and other costs include legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11.

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process (see
Note 10).

NOTE 10.  COMMITMENTS AND CONTINGENCIES

    (a) KEY EMPLOYEE RETENTION PLAN

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan ("KERP"), a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process. The KERP is comprised of four separate components: a Retention Incentive Plan, a Performance Incentive Plan, a Confirmation Incentive Plan and a Severance Plan. The KERP supercedes previous employee arrangements, including the Executive Severance Arrangements. Pre-tax costs incurred in 2000 under the KERP amounted to $4,914,000 (1999 -- $3,998,000). The maximum remaining amount which could be incurred under the Confirmation Incentive Plan has been estimated at approximately $290,000.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (b) LEASES

    The Company is committed to operating lease payments for premises, automobiles and office equipment in the following approximate amounts:

                                                              DECEMBER 31
                                                              ------------
2001........................................................     $ 9,400
2002........................................................       8,110
2003........................................................       7,054
2004........................................................       6,324
2005........................................................       5,193
Thereafter..................................................      29,103

    Total expense incurred under these operating leases for the year ended December 31, 2000 was $11,090,000 (1999 -- $15,998,000) and
(1998 -- $13,462,000).

    (c) COVENANTS NOT TO COMPETE

    In connection with various acquisitions, the Company has entered into non-competition agreements ("covenants not to compete") with certain key management personnel of operations acquired. The Company's payments under the agreements may be made at closing or over future periods and are expensed over the terms of the specific contracts. During 2000 and 1999, the Company suspended payments applicable to the agreements which the Company has elected to reject (see Note 3 and 9). The agreements for which payments have not been suspended will result in future payments in the following approximate amounts:

                                                                      DECEMBER 31
                                                                      ------------
        2001........................................................     $4,971
        2002........................................................      4,260
        2003........................................................      3,434
        2004........................................................      2,812
        2005........................................................      2,362
        Thereafter..................................................      7,743

    (d) ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's policies are designed to assess and evaluate environmental risk and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and can be reasonably estimated.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company's policies are also designed to control environmental risk upon acquisition, through extensive due diligence and corrective measures taken prior to acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

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

NOTE 11.  RETIREMENT PLANS

    The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 2% and 15% of eligible compensation. The Company will match 100% of employee contributions to a maximum of 2% of employees' eligible compensation. There are no required future contributions under this plan in respect of past service.

    The total expense for the retirement plan for the three years ended December 31, 2000, 1999 and 1998 was $1,841,523, $1,912,000 and $2,622,000
respectively.

NOTE 12.  INCOME TAXES

    (a) EFFECTIVE TAX RATE

    The Company's effective income tax rate is derived as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                                 %          %          %
                                                              --------   --------   --------
Combined United States federal and state income tax rate....   (40.0)     (40.0)     (40.0)
Non-deductible amortization and write down of goodwill
  arising from acquisitions.................................     7.7        4.7        0.8
Non-deductible restructuring and other charges..............     9.7        1.4        0.1
Substantively enacted change in tax rates, net of impact on
  valuation allowance of $7,568,053 (1999 -- nil;
  1998 -- nil)..............................................      --         --         --
Change in valuation allowance on future tax assets..........    33.1       22.0       15.5
Other.......................................................     4.8        3.1        1.9
                                                               -----      -----      -----
                                                                15.3       (8.8)     (21.7)
                                                               =====      =====      =====

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 12.  INCOME TAXES (CONTINUED)

    (b) FUTURE TAX ASSETS AND LIABILITIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Future tax liabilities:
  Long-term receivables.....................................  $110,133   $ 91,633
  Cemetery property.........................................   195,225    193,543
  Property and equipment....................................    36,986     56,251
  Insurance policy liabilities..............................    17,985     16,440
  Other.....................................................     8,892     16,722
                                                              --------   --------
  Total future tax liabilities..............................   369,221    374,589
                                                              --------   --------
Future tax assets:
  Accounts payable and accrued liabilities..................    13,508     13,303
  Cemetery long-term liabilities............................    57,181     39,759
  Legal settlements.........................................    14,454     14,454
  Insurance assets..........................................    15,195     13,500
  Names and reputations.....................................    26,508     16,767
  Interest..................................................   182,986    173,068
  Unrealized losses on investments in Prime and Rose
    Hills...................................................    95,892    113,165
  Deferred costs related to pre-arranged funeral services...     6,966      7,417
  Operating and capital loss carryforwards..................    82,972     87,376
  Other.....................................................    23,162     24,357
                                                              --------   --------
  Total future tax assets before valuation allowance........   518,824    503,166
  Valuation allowance.......................................  (274,608)  (249,975)
                                                              --------   --------
  Total future tax assets after valuation allowance.........   244,216    253,191
                                                              --------   --------
  Net future tax liabilities................................  $125,005   $121,398
                                                              ========   ========

    Although realization of the Company's future tax assets is not assured, management believes that it is more likely than not that reversals of future tax liabilities provide sufficient taxable income to realize the future tax assets after consideration of the valuation allowance. It is reasonably possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of future tax liabilities, sales of operations, and future income or loss. During the year ended December 31, 2000, the Company increased its valuation allowance by approximately $24,633,000
(1999 -- $112,372,000).

    Debt discharged under Chapter 11 and is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including but not limited to operating and capital loss carryforwards.

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................  $ (28,920)  $ (21,010)  $  20,279
    Other...................................................    (17,823)    (45,464)         --
  Inventories...............................................     (3,250)       (287)        565
  Prepaid expenses..........................................      2,896      (3,578)      1,771
  Amounts receivable from cemetery merchandise trusts.......    (55,446)    (92,644)    (98,114)
  Installment contracts, net of allowances..................      8,566     (37,078)   (119,759)
  Cemetery property.........................................      6,509      (4,934)    (47,286)
  Other assets..............................................      7,133      (2,332)    (19,327)
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................      3,338      18,964       9,684
  Other liabilities.........................................     (2,534)     10,525       8,597
  Cemetery long-term liabilities............................     (9,031)     11,239     (15,448)
  Insurance policy liabilities..............................     20,520      17,287      22,935
Other changes in non-cash balances..........................      7,575       9,634      12,946
                                                              ---------   ---------   ---------
                                                              $ (60,467)  $(139,678)  $(223,157)
                                                              =========   =========   =========
Supplemental information:
  Interest paid.............................................  $   7,246   $  73,333   $ 160,012
  Taxes paid................................................     13,043       2,442          80
  Bad debt expense..........................................     24,306       8,003      13,430

Non-cash investing and financing activities:
  Non-cash debt and share consideration on acquisitions.....  $      --   $      --   $  21,623
  Increase in loans and advances from affiliates in
    consideration for share issuances.......................         --          --      38,544
  Capital leases............................................    (11,062)         --          --

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Receivables, net of allowances:
  Trade accounts............................................  $  59,859   $  29,011
  Allowance for doubtful accounts...........................    (11,828)     (9,684)
  Other.....................................................     95,467      35,671
  Installment contracts.....................................     34,755      70,453
  Unearned finance income...................................     (5,157)     (5,631)
  Allowance for contract cancellations and refunds..........     (5,908)     (7,567)
                                                              ---------   ---------
                                                              $ 167,188   $ 112,253
                                                              =========   =========
Long-term receivables, net of allowances:
  Notes receivable..........................................      6,666   $   8,433
  Amounts receivable from cemetery merchandise trusts.......    437,123     411,620
  Installment contracts.....................................     52,183      83,507
  Unearned finance income...................................     (7,722)    (13,701)
  Allowance for contract cancellations and refunds..........     (7,629)    (15,713)
                                                              ---------   ---------
                                                              $ 480,621   $ 474,146
                                                              =========   =========
Cemetery property:
  Developed land and lawn crypts............................    155,892   $ 168,789
  Undeveloped land..........................................    640,533     661,854
  Mausoleums................................................     77,185      83,667
                                                              ---------   ---------
                                                              $ 873,610   $ 914,310
                                                              =========   =========
Property and equipment:
  Land......................................................    127,987   $ 147,535
  Buildings and improvements................................    458,102     477,231
  Automobiles...............................................     93,647      84,229
  Furniture, fixtures and equipment.........................    117,144     120,744
  Computer hardware and software............................     24,731      22,609
  Leasehold improvements....................................     14,753      15,501
  Accumulated depreciation and amortization.................   (261,522)   (188,763)
                                                              ---------   ---------
                                                              $ 574,842   $ 679,086
                                                              =========   =========
Names and reputations:
  Names and reputations.....................................    665,591   $ 701,707
  Covenants not to compete..................................     70,883      81,753
  Accumulated amortization..................................   (198,521)   (202,484)
                                                              ---------   ---------
                                                              $ 537,953   $ 580,976
                                                              =========   =========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Other assets:
  Deferred debt issue costs.................................  $     619   $   3,035
  Deferred direct obtaining costs...........................     95,096      99,716
  Cemetery management contracts.............................     12,834      12,614
  Other.....................................................      9,173       8,253
                                                              ---------   ---------
                                                              $ 117,722   $ 123,618
                                                              =========   =========
Accounts payable and accrued liabilities:
  Trade payables............................................  $  18,672   $  25,849
  Interest..................................................      5,307       3,791
  Insurance, property and business taxes....................      5,681       4,565
  Other.....................................................     70,538      52,835
                                                              ---------   ---------
                                                              $ 100,198   $  87,040
                                                              =========   =========
Other liabilities:
  Cemetery long-term liabilities............................  $ 158,165   $ 172,935
  Accrual for contingent loss (see Note 5)..................    206,979     206,979
  Covenants not to compete..................................     12,158      18,695
  Regional partnership liabilities..........................      6,698       9,265
  Other.....................................................     24,257      24,871
                                                              ---------   ---------
                                                              $ 408,257   $ 432,745
                                                              =========   =========

NOTE 15.  SEGMENTED INFORMATION

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

    The insurance companies sell a variety of life insurance products, primarily to fund pre-arranged funeral services. The funeral home companies sell insurance contracts on behalf of the Company's insurance operations for which they receive commission revenue. In 2000, the inter-company commissions

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
amounted to $4,454,000 and were eliminated in the Company's consolidated financial statements (1999 -- $4,554,000, 1998 -- $3,717,000).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on earnings from operations of the respective businesses.

                                         FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
                                        ----------   ----------   ---------   --------   ------------
Revenue earned from external sales:
  2000................................  $  509,776   $  204,177   $ 95,245    $     --    $  809,198
  1999................................     532,772      312,029     94,101          --       945,697
  1998................................     554,689      415,954     96,515          --     1,067,158
Earnings (loss) from operations:
  2000................................  $   28,735   $  (41,219)  $ 15,377    $(33,805)   $  (30,912)
  1999................................      41,811     (246,510)    20,343     (67,100)     (251,456)
  1998................................     113,608     (262,366)    16,472     (84,802)     (217,088)
Investment revenue (included in
  earnings (loss) from operations):
  2000................................  $    2,749   $   38,626   $ 21,642    $    605    $   63,622
  1999................................       1,491       42,778     19,450         720        64,439
  1998................................       3,197       33,602     21,351       1,590        59,740
Depreciation and amortization:
  2000................................  $   36,788   $    7,815   $     31    $  3,214    $   47,848
  1999................................      40,039        9,021         31       5,631        54,722
  1998................................      42,309        9,038         31       9,380        60,758
Total assets:
  2000................................  $1,595,718   $1,529,878   $318,177    $188,964    $3,632,737
  1999................................   1,700,601    1,576,398    290,398      83,940     3,651,337
  1998................................   1,790,679    1,923,540    276,098     150,197     4,140,514
Capital expenditures:
  2000................................  $   10,237   $    4,437   $     --    $  2,507    $   17,181
  1999................................      18,461       23,567        190       1,204        43,422
  1998................................      64,845       25,574        420       3,448        94,287

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to earnings (loss) before income taxes and identifies the components of "Other" segment earnings from operations:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $   2,893   $(184,356)  $(132,286)
Other expenses of operations:
  General and administrative expenses.......................    (30,591)    (61,469)    (74,846)
  Depreciation and amortization.............................     (3,214)     (5,631)     (9,380)
  Other.....................................................         --          --        (576)
                                                              ---------   ---------   ---------
Total loss from operations..................................  $ (30,912)  $(251,456)  $(217,088)
                                                              =========   =========   =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which is mainly comprised of corporate assets:

                                                                       DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Total assets of funeral, cemetery and insurance
  segments...............................................  $3,443,773   $3,567,397   $3,990,317
"Other" assets includes:
  Cash...................................................     117,608       12,313       52,007
  Receivables............................................      17,556       14,788       16,233
  Prepaid expenses.......................................       4,163        5,960        2,362
  Long-term receivables, net of allowances...............       5,486        5,397        7,696
  Investments............................................      29,299       29,299       30,245
  Property and equipment.................................       8,220        7,725       13,338
  Names and reputations..................................       3,139        3,548        4,358
  Deferred debt issue costs..............................         619        3,035       21,137
  Other..................................................       2,874        1,875        2,821
                                                           ----------   ----------   ----------
                                                              188,964       83,940      150,197
                                                           ----------   ----------   ----------
                                                           $3,632,737   $3,651,337   $4,140,514
                                                           ==========   ==========   ==========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 16.  RELATED PARTY TRANSACTIONS

    During 1999, the Company entered into agreements, through a series of transactions, to sell cemetery installment contract receivables to an affiliate of the Company for $59,804,000 (1998 -- $112,861,000), resulting in a loss of $4,938,000 (1998 -- $11,189,000) and funeral home contract receivables for $29,605,000 (1998 -- $23,674,000) resulting in a loss of $2,378,000
(1998 -- $1,903,000).

    For the year ended December 31, 2000, the Company paid management fees to the Parent Company of $34,728,000 (1999 -- $32,426,000; 1998 -- $23,264,000).

    As part of the acquisition of Osiris Holding Corporation ("Osiris") in 1995, the Company recorded a liability for the present value of contingent payments. The contingent payments were due over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Company. In 1999, the two officers of the Company entered into an agreement with the Company to purchase 124 cemeteries and three funeral homes and ended their association with the Company. The balance of the contingent payments, which was $14,947,000 at December 31, 1998, was paid out of the proceeds of the sale in 1999 (see
Note 4).

    In addition, as part of the acquisition of Shipper Management ("Shipper") in 1996, the Company recorded a liability for the present value of contingent payments. The contingent payments were payable through 2001, to the former shareholders of Shipper, one of whom was an officer of the Company. In 1999, the remaining balance of $4,838,000 became subject to compromise, as a result of the Chapter 11 filing.

    At December 31, 2000, current and former officers, directors and employees of the Company were indebted to the Company for approximately $12,355,000 (1999 -- $10,898,000). As at December 31, 2000 an allowance of $10,675,000 has been recorded against those amounts for former officers and employees
(1999 -- $7,952,000).

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES

    The consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below. The U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") is required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. The summary below does not reflect the effects of SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For U.S. GAAP purposes, the Company will implement SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings.

    (a) (LOSS)

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net loss in accordance with Canadian GAAP...................  $(112,162)  $(465,797)  $(635,912)
Less effects of differences in accounting for:
  Provision for asset impairment (c)........................        191     (52,900)         --
  Factoring transactions (d)................................     (4,507)     (4,392)        604
  Insurance operations (e)..................................     (6,402)     (3,436)      2,833
  Cost of start-up activities (f)...........................        473         404       2,302
                                                              ---------   ---------   ---------
Net loss before cumulative effect of a change in accounting
  principle.................................................   (122,407)   (526,121)   (630,173)
Cumulative effect of adopting SOP 98-5 as of January 1, 1998
  (f).......................................................         --          --      (3,940)
                                                              ---------   ---------   ---------
Net loss in accordance with U.S. GAAP.......................   (122,407)   (526,121)   (634,113)
Other comprehensive income:
  Foreign currency translations.............................      1,370      (1,949)     (7,968)
Unrealized gains (losses) on securities:
  Unrealized holding gains arising during the period........         (1)     (8,066)     10,211
Less: reclassification adjustment for gains included in net
  earnings..................................................      6,223      (2,905)     (8,486)
                                                              ---------   ---------   ---------
Comprehensive loss in accordance with U.S. GAAP.............  $(114,815)  $(539,041)  $(640,356)
                                                              =========   =========   =========

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (b) BALANCE SHEET

    The amounts in the consolidated balance sheet that materially differ from those reported under Canadian GAAP are as follows:

                                        DECEMBER 31, 2000                    DECEMBER 31, 1999
                                ----------------------------------   ----------------------------------
                                CANADIAN GAAP   UNITED STATES GAAP   CANADIAN GAAP   UNITED STATES GAAP
                                -------------   ------------------   -------------   ------------------
Assets
  Receivables, net of
    allowances................   $   167,188       $   189,803        $   112,253       $   183,598
  Long-term receivables, net
    of allowances.............       480,621           539,235            474,146           576,146
  Cemetery property...........       873,610           801,895            914,310           842,349
  Insurance invested assets...       302,515           298,635            281,423           263,960
  Other assets................       117,722           141,870            123,618           151,209
Liabilities and Shareholders'
  Equity (Deficiency)
  Loans and advances from
    affiliates, current
    portion...................            --            19,912                 --            64,707
  Loans and advances from
    affiliates................            --            48,401                 --            82,324
  Insurance policy
    liabilities...............       204,727           241,570            184,207           217,915
  Future income tax
    liabilities...............       125,005           108,636            121,398           109,731
  Share capital...............       554,289           555,963            554,289           555,963
  Deficit.....................    (1,401,131)       (1,459,002)        (1,288,969)       (1,336,595)
  Accumulated other
    comprehensive income:
    Unrealized gains (losses)
      on securities available
      for sale, net of tax....            --             2,188                 --            (4,034)

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

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    During 1999, as a result of the Company's reorganization proceedings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries, which did not meet the criteria for inclusion in the Company's new business plan and were designated as potential divestiture candidates. The Company developed a program for disposition for these locations. In January 2000, the disposition program was approved by the U.S. Bankruptcy Court.

    Under Canadian GAAP the pre-tax asset impairment provision of $350,643,000 in 1999 was determined on the basis of undiscounted cash flows. The incremental effects resulting from the application of FAS 121 for U.S. GAAP purposes in 1999 was an additional pre-tax asset impairment provision of $67,022,000.

    During 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' assets of $132,276,000 under Canadian and U.S. GAAP. The net carrying amount of the long-lived assets of these locations, net of impairment provisions, is $23,260,000. The net carrying amount of long-lived assets excludes working capital and other financial assets and liabilities.

    (d) SALES OF RECEIVABLES

    The Company adopted Financial Accounting Standard No. 125 ("FAS 125"), "Accounting for Transfers and Servicing of Financial Assets," for transfers of financial assets after December 31, 1996. Under FAS 125, the Company does not recognize the sales of receivables until the transferred receivables are put beyond the reach of the Company's creditors. The Company's cemetery installment contract receivables have been sold to an affiliate whose capital stock is pledged as collateral for the benefit of the Company's senior lenders, see
Note 3. Accordingly, for U.S. GAAP purposes, the Company continues to carry the transferred receivables on its financial statements, the proceeds from the sales of receivables have been reflected in loans and advances from affiliates and the related losses are deferred and recognized as interest expense over the life of the loan.

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

    (g) UNREALIZED GAINS AND LOSSES

    Amounts receivable from cemetery merchandise trusts and insurance invested assets are subject to the provisions of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity" under
U.S. GAAP. Under FAS 115, fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $26,140,000 at December 31, 2000 (1999 -- $25,859,000). Debt and equity securities that are held with the objective of trading to generate profits on short-term differences in price are carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 2000 and 1999, the Company had no securities classified as trading. All other fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value which was approximately $702,228,000 at December 31, 2000 (1999 -- $625,596,000). Available-for-sale securities may be sold in response to changes in interest rates and liquidity needs. Unrealized holding gains and losses related to available-for-sale investments, after deducting amounts allocable to income taxes, are reflected as a separate component of shareholders' equity.

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

NOTE 17.  UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED)
    (i) STOCK-BASED COMPENSATION

    The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", for U.S. GAAP purposes.

    The Company continues to record compensation expense for U.S. GAAP purposes following the intrinsic value principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for the plans. Under APB 25, no compensation expense has been recognized for its stock-based compensation plans in any of the three years ending December 31, 2000. The Company has determined that there is no material difference if compensation cost is determined based on fair value at the grant dates for awards under those plans consistent with the measurement provisions of FAS 123.

    (j) ADVERTISING COSTS

    Advertising costs were $11,461,000 for the year ended December 31, 2000 (1999 -- $13,546,000, 1998 -- $8,796,000).

    (k) RECENT ACCOUNTING STANDARDS

    The effective date for Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as deferred by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133 (an amendment of FASB statement
No. 133)" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As all existing derivatives were extinguished on or shortly after the Petition Date, the Company expects there to be little, if any, immediate impact on the Company's financial position or operating results.

    In December 1999, the SEC issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, pre-need revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) will be recorded at the time of product delivery, performance of services, or transfer of interment right title. This revenue recognition policy is required to be applied with effect from January 1, 2000. The effects of SAB 101 will result in a significant deferral of revenue for the Company. However, as a result of the Company's Chapter 11 filing and its expected emergence therefrom, the Company will be required to apply "fresh start" accounting principles in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which in turn requires adherence to the principles of "purchase" accounting as prescribed by Accounting Principles Board Opinion No. 16, "Business Combinations." The effective result of these principles is to reflect the assets and liabilities of the emerging entity at fresh start at their fair values, similar to an acquisition. The effects of SAB 101, if applied by the Company prior to emergence from Chapter 11, would be significantly impacted by the application of "fresh start" accounting principles. Accordingly, the Company will implement SAB 101 for U.S. GAAP purposes prospectively for pre-need sales contracts consummated on or after January 1, 2001, but will not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts

                        LOEWEN GROUP INTERNATIONAL, INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS

NOTE 17. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED) consummated prior to January 1, 2001. The Company's 2000 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect
SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings.

NOTE 18.  SUMMARIZED CHAPTER 11 FINANCIAL INFORMATION

    Summarized financial data for the companies under creditor protection of Chapter 11 are presented as follows:

                                                                  YEAR ENDED           YEAR ENDED
                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Income statement information:
  Revenue...................................................       $ 624,873            $ 714,075
  Gross margin..............................................         172,899              192,380
  Loss from operations......................................         (51,873)            (227,210)
  Net loss..................................................        (127,076)            (421,263)

                                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                                              ------------------   ------------------
Balance sheet information:
  Current assets............................................      $  288,604           $  150,911
  Net investment in subsidiaries not under creditor
    protection (a)..........................................         182,819              484,128
  Non-current assets........................................       2,798,570            2,705,667
                                                                  ----------           ----------
Total assets................................................       3,269,993            3,340,706

Liabilities not subject to compromise:
  Current liabilities.......................................          83,841               88,811
  Non-current liabilities...................................         827,013              880,502
Liabilities subject to compromise:
  Loans from affiliated companies...........................       1,100,424            1,015,163
  Debt and other liabilities................................       2,114,104            2,100,827
                                                                  ----------           ----------
Total liabilities...........................................       4,125,382            4,085,303

Shareholders' deficiency....................................        (855,389)            (744,597)

------------------------

(a) Net investments in subsidiaries not under creditor protection of Chapter 11 include the net assets of legal subsidiaries, as well as the net assets of cemetery operations legally owned by third parties. The net assets of the third parties are included in the Company's consolidated financial statements since the Company has the economic risks and rewards of ownership of the underlying operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                          EXECUTIVE OFFICERS OF LOEWEN

    See Part I, page 14, for details.

                              DIRECTORS OF LOEWEN

    See Part I, page 16, for details.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors ("Board") has established a standing Audit Committee, a standing Compensation Committee, and a standing Corporate Governance Committee (each, a "Committee"). The Board itself does not have an Executive Committee or a Nominating Committee, although the Corporate Governance Committee is responsible for the nomination of Directors.

    The Audit Committee receives and considers the reports of the Company's independent auditors and approves the consolidated financial statements of the Company. This Committee also oversees the Company's internal auditing and compliance with the Company's environmental policies and environmental laws. The members of this Committee are Charles B. Loewen (Chairman), James D. McLennan, The Right Honourable John N. Turner, P.C., C.C., Q.C. and John J. Wiesner, all of whom are non-employee Directors. The Audit Committee held 13 meetings during 2000.

    The Corporate Governance Committee considers and makes recommendations concerning the composition and functioning of the Board of Directors and Committees thereof and generally all matters pertaining to the organization and management of the Company. The Corporate Governance Committee held six meetings during 2000. For particulars of the functions and composition of the Corporate Governance Committee, see "Corporate Governance" below.

    The Compensation Committee reviews and recommends, for approval by the Board of Directors, specifically the executive compensation of the Chief Executive Officer and generally the Company's executive compensation policies. The Compensation Committee held four meetings in 2000. For particulars of the functions and composition of the Compensation Committee, see "Executive Compensation -- Composition of the Compensation Committee" and "Report on Executive Compensation" below.

                              CORPORATE GOVERNANCE

    In December 1995, a Corporate Governance Committee was established as a permanent standing Committee of the Board. The current members of the Corporate Governance Committee are William R. Riedl (Chairman), The Right Honourable
John N. Turner, P.C., C.C., Q.C. and John S. Lacey, each of whom brings to the Corporate Governance Committee the benefit of his experience in sitting on other public company boards. Mr. Riedl, Chairman of the Committee, was a founder of Fairvest Securities Corporation, a leading Canadian advocate of shareholder rights and corporate governance issues, and recently retired as its President. The Corporate Governance Committee met six times in 2000.

    In January 2000, the size of the Board was increased from seven to eight members, and two new Directors were appointed: Donna R. Moore and John J. Wiesner. The Board presently consists of eight members, with only two inside Directors, namely, John S. Lacey, who is Chairman and Paul A. Houston, who is President and Chief Executive Officer.

CHAPTER 11 AND CCAA FILINGS

    On June 1, 1999, Loewen and certain of its subsidiaries, as detailed in
Part I, Item 1, filed for creditor protection under Chapter 11 and CCAA (the "Chapter 11 and CCAA Filings"). In June 1999, the U.S. Trustee for the District of Delaware appointed an Official Unsecured Creditors' Committee (the "Creditors' Committee"). The Board has met twice with the Creditors' Committee.

    The Chapter 11 and CCAA Filings impact corporate governance issues in two important ways.

    First, the Company is now operating under the Bankruptcy Courts' supervision, which may require the Company to obtain the Bankruptcy Courts' authorization to engage in certain acts. The Company is otherwise subject to such orders as the Bankruptcy Courts may make, and to the laws governing Chapter 11 and CCAA proceedings.

    Second, as a consequence of the Company's insolvency, the fiduciary duties of the Board and management are owed to an expanded group of stakeholders, including the Company's creditors.

NOMINATING COMMITTEE

    In July 2000 the Company, in consultation with the Creditors' Committee, established a Nominating Committee with a proposed membership to include representatives of the Company and the Creditors' Committee and the principal bondholder group. The Nominating Committee is not a committee of the Board.

    The mandate of the Nominating Committee is to make recommendations for inclusion in the Plan as to the Board of Directors of Reorganized LGII, including recommendations as to: size of the new Board; composition (background, experience, qualifications) of the new Board; a process for identification and selection of candidates; new Board remuneration; and committee structure of the new Board.

    The five Nominating Committee members as of December 31, 2000 were:
William R. Riedl and John S. Lacey, representing the present Board and the Company; Sharon Manewitz and Mark R. Slane, representing the Creditors' Committee; and Jeff Altman, representing the principal bondholder group.

    The Nominating Committee retained the search firm of Spencer Stuart to provide specialized advice and assistance. The Nominating Committee met three times during 2000 and expects to complete its work prior to June 30, 2001.

                         REPORT ON CORPORATE GOVERNANCE

    The Company's Common shares and Series C Preferred shares were suspended from trading on the TSE on November 21, 2000, however, the Company remains listed on the TSE. The TSE requires each listed company to disclose in its information circular or annual report its approach to corporate governance. The following discussion is provided in compliance with such listing requirement. The TSE recommends 14 guidelines with respect to systems of corporate governance generally, which guidelines were adopted in 1995 in a policy of the TSE (the "TSE Policy"). The Company is fully or substantially aligned with all of the guidelines applicable in the Company's present circumstances.

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

 2. Majority of directors should be         Yes          Of the eight Board members, six are
    "unrelated" (independent of                          "unrelated." John S. Lacey, Chairman, and
    management and free from                             Paul A. Houston, President and Chief
    conflicting interest).                               Executive Officer, are treated as "related"
                                                         because they are employees of the Company.

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

 4. Appoint a committee responsible         Yes          The Corporate Governance Committee of the
    for appointment/assessment                           Board and the Nominating Committee perform
    of directors.                                        this function.

   A majority of the members                Yes
   are "unrelated."

 5. Implement a process for            Yes               See (4) above.
    considering the assessment of the
    effectiveness of the board, its
    committees and individual
    directors.

                                          DOES THE
                                        COMPANY ALIGN
             TSE POLICY                     WITH
   CORPORATE GOVERNANCE GUIDELINES     THE GUIDELINES?                     COMMENTS
   -------------------------------     ---------------                     --------
 6. Provide orientation and education       Yes          Prior to official appointment, new Directors
    programs for new directors.                          are provided education and orientation about
                                                         the Company and the industry.

 7. Consider reducing the size of           Yes          Since 1998 the Board size has been reduced
    board, with a view to improving                      from 15 to 8.
    effectiveness.

 8. Review compensation of directors        Yes          The Compensation Committee reviews this item
    in light of risks                                    on a periodic basis. The Nominating
    and responsibilities.                                Committee is also reviewing this item.

 9. Committees should generally be          Yes          All of the Committees are composed solely of
    composed of non-management                           non-management and "unrelated" Directors,
    directors.                                           with the exception of the Corporate
                                                         Governance Committee of which Mr. Lacey is a
                                                         member.

   Majority of committee members            Yes
   should be "unrelated."

10. Appoint a committee responsible         Yes          The Board has appointed the Corporate
    for the approach to corporate                        Governance Committee, which is responsible
    governance issues.                                   for the Company's approach to corporate
                                                         governance issues.

11. Define limits to management's           Yes          See "Chapter 11 and CCAA Filings" and (1)
    responsibilities by developing                       above.
    mandates for:
    (i) The board
   (ii) The CEO.

   Board should approve CEO's               Yes
   corporate objectives.

12. Establish structures and                Yes          The Board of eight has only two Directors
    procedures to enable the board to                    from management and only two Directors
    function independently                               treated as related pursuant to TSE Policy.
    of management.                                       The Board has three standing Committees
                                                         (Audit, Compensation and Corporate
                                                         Governance) each of which is composed
                                                         entirely of Directors who are "unrelated"
                                                         with the exception of Mr. Lacey who is a
                                                         member of the Corporate Governance
                                                         Committee.

                                          DOES THE
                                        COMPANY ALIGN
             TSE POLICY                     WITH
   CORPORATE GOVERNANCE GUIDELINES     THE GUIDELINES?                     COMMENTS
   -------------------------------     ---------------                     --------
13. Establish an audit committee with       Yes          The Board has an Audit Committee with a
    a specifically defined mandate.                      specifically defined mandate.

   All members should be                    Yes          See (9) above.
   non-management directors.

14. Implement a system to enable            Yes          Individual Directors can engage outside
    individual directors to engage                       advisors with the authorization of the
    outside advisors, at                                 Corporate Governance Committee. The
    corporation's expense.                               Nominating Committee (of which
                                                         two Directors are members) has engaged
                                                         Spencer Stuart as an outside advisor.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and beneficial owners of more than 10% of the outstanding Common shares (collectively, "reporting persons") to file with the U.S. Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of the Company. Based solely upon its review of such reports and written representations from the reporting persons that Form 5 was either filed or not required to be filed by such reporting persons, the Company believes that all of the reporting persons (19 persons total) complied with the Section 16(a) filing requirements during the year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

    The following table sets forth compensation earned during the last three fiscal years by each person who served as the Chief Executive Officer during 2000 and the Company's four most highly compensated executive officers, other than the persons who served as Chief Executive Officer, who served as executive officers at the end of 2000 (collectively, the "Named Executive Officers"). In accordance with SEC rules, Mr. Cashner is also listed as a Named Executive Officer even though he was not serving as an executive officer at the end of 2000 because he was more highly compensated than some of the other Named Executive Officers.

                         SUMMARY COMPENSATION TABLE (1)

----------------------------------------------------------------------------------------------------------------------
                                                            ANNUAL COMPENSATION (2)
                                                -------------------------------------------------
                                                                                      AWARDS
                                                                                    -----------

                                                                                    SECURITIES
                                                                    OTHER ANNUAL    UNDER OPTIONS      ALL OTHER
                                              SALARY      BONUS     COMPENSATION      GRANTED         COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR        ($)        ($)      ($) (3)             (#)               ($)
----------------------------------------------------------------------------------------------------------------------
John S. Lacey                        2000     500,000      --          53,250 (5)       --                --
Chairman of the Board (4)            1999     338,642      --          --                 2,000           --
                                     1998       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------
Paul A. Houston                      2000     409,039      --          --               --                 17,766 (7)
President and                        1999      32,719      --          --               --                  2,230
Chief Executive Officer (6)          1998       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner (8)               2000     300,000     75,000       --               --                  7,873 (9)
                                     1999     300,000    161,250       --               --                  3,200
                                     1998     200,000      --          --               --                  3,000
----------------------------------------------------------------------------------------------------------------------
Michael A. Cornelissen (10)          2000     288,375     97,463       --               --                --
                                     1999     198,316      --          --               --                --
                                     1998       --         --          --               --                --
----------------------------------------------------------------------------------------------------------------------
Bradley D. Stam                      2000     240,331     60,083       --               --                 30,527 (12)
Senior Vice-President,               1999     238,232    120,149       --               --                  6,292
Legal and Asset Management (11)      1998     166,977      --          --                50,000             4,984
----------------------------------------------------------------------------------------------------------------------
Michael G. Weedon                    2000     252,440      --          --               --                  9,432 (14)
Senior Vice-President,               1999     252,406    126,203       --               --                  7,659
Trust & Insurance (13)               1998     235,579      --          --               150,000             6,501
----------------------------------------------------------------------------------------------------------------------

(1) All dollar amounts are expressed in U.S. dollars, unless indicated otherwise. The applicable exchange rate to translate amounts expressed in U.S. dollars to Canadian dollars for 2000 is $1 US = $1.4855 Canadian, (1999 -- $1 US = $1.4857 Canadian, 1998 -- $1 US = $1.4831 Canadian). These
    rates are based on a weighted average of the Bank of Canada noon spot rate exchange.

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

(4) Mr. Lacey became Chairman of the Board in January 1999. In addition, he agreed to provide for compensation such services as determined from time to time by the Board in connection with strategic alternatives being pursued by the Company and the development of a plan or plans of reorganization or restructuring. Mr. Lacey became an employee of the Company effective
    January 1, 2001. See "Employment Contracts" below.

(5) Mr. Lacey served as an Outside Director during 2000 and received annual director retainer and director meeting fees aggregating $53,250 during 2000.

(6) Mr. Houston became President and Chief Executive Officer in December 1999.

(7) Consists of car allowance ($4,847), taxable car allowance ($1,496), club membership ($6,664), taxable medical benefits ($215) and taxable contributions to the Company's group registered retirement savings plan ($4,544).

(8) Mr. Cashner retired as Senior Vice-President, USA in September 2000 but continues to be employed by the Company.

(9) Consists of matching contributions to the LGII 401(k) retirement plan ($3,400) and a reimbursement of excess contributions ($4,473).

(10) The services of Michael A. Cornelissen as Senior Vice-President, Chief Financial Officer until November 2000, and as consultant to the Company since that time, are provided pursuant to a consulting agreement made as of June 30, 1999 between the Company and Cornscape Enterprises Ltd. ("Cornscape"). Mr. Cornelissen is an officer, director, and shareholder of Cornscape.

(11) Mr. Stam commenced employment with the Company in March 1998.

(12) Consists of car allowance ($4,039), taxable car allowance ($1,410), taxable medical benefits ($506), taxable contributions to the Company's group registered retirement savings plan ($4,544), taxable moving allowance ($19,590) and non-taxable moving allowance ($438).

(13) Mr. Weedon commenced employment with the Company in November 1997.

(14) Consists of car allowance ($3,728), taxable car allowance ($679), taxable medical benefits ($481) and taxable contributions to the Company's group registered retirement savings plan ($4,544).

                            OPTION GRANTS DURING THE
                          YEAR ENDED DECEMBER 31, 2000

    There were no individual grants of stock options by the Company during the year ended December 31, 2000.

      AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2000
                       AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information regarding options exercised during the year ended December 31, 2000 and options held by the Named Executive Officers as at December 31, 2000. No options were exercised during 2000.

----------------------------------------------------------------------------------------------------------------
                                                                                         NUMBER OF SECURITIES
                                                                                        UNDERLYING UNEXERCISED
                                                         SECURITIES     AGGREGATE             OPTIONS AT
                                                         ACQUIRED        VALUE        DECEMBER 31, 2000 (#) (1)
                                                           ON           REALIZED      --------------------------
NAME                                                     EXERCISE (#)     ($)         EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
John S. Lacey                                              --             --             1,000         1,000
----------------------------------------------------------------------------------------------------------------
Paul A. Houston                                            --             --             --           --
----------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                                         --             --            14,324        --
----------------------------------------------------------------------------------------------------------------
Michael A. Cornelissen                                     --             --             --           --
----------------------------------------------------------------------------------------------------------------
Bradley D. Stam                                            --             --            20,000        30,000
----------------------------------------------------------------------------------------------------------------
Michael G. Weedon                                          --             --            60,000        90,000
----------------------------------------------------------------------------------------------------------------

(1) Common shares of the Company were delisted by the NYSE on April 13, 2000 and trading in the Common shares was suspended by the TSE on November 21, 2000. Securities that have been suspended from trading for a period of one year by the TSE and which have not been approved for reinstatement by the TSE will be automatically delisted at that time. The options are presently out-of-the-money and are considered by management to have little or no value.

PENSION BENEFITS

    The Company does not have any defined benefit or actuarial pension plans. The Company does have a defined contribution retirement plan for United States employees, the LGII 401(k) Retirement Plan. For Canadian employees, the Company has a group registered retirement savings plan.

    The estimated aggregate cost to the Company for the year ended December 31, 2000 for pension benefits for senior officers under the Company's group registered retirement savings plan was $61,991, and for a senior officer resident in the United Kingdom, the Company paid, pursuant to his employment contract, a retirement savings plan benefit of $5,981.

    The estimated aggregate cost to the Company for the year ending December 31, 2000 for benefits, for senior officers of the Company under the LGII 401(k) Retirement Plan, was $67,051. Annual discrimination testing (that is to say, the testing of the entitlement of more highly compensated employees against the entitlement of employees with lower compensation) gave rise to adjustments in respect of 13 United States-based senior officers for 2000 in the aggregate amount of $67,051. Refunded sums represent compensation to such officers and were included in the amounts set out above in the Summary Compensation Table (as to the portions paid to Named Executive Officers).

EMPLOYMENT CONTRACTS

    All of the Named Executive Officers have written agreements with the Company providing for their services.

    In October 1999, the Company entered into a consulting agreement with John S. Lacey and Doncaster Consolidated Limited, a corporation of which
Mr. Lacey is an employee, officer and director (the "Doncaster Agreement"). The provisions of the Doncaster Agreement, which generally follow those of the Employment and Release Agreement of the Company's Key Employee Retention Program ("KERP") (see "Report on Executive Compensation" below), were approved by the Bankruptcy Courts. Under the terms of the Doncaster Agreement, Mr. Lacey agreed to serve as a director and as non-executive Chairman of the Board and agreed to provide such additional services as determined from time to time by the Board, including services in connection with the Chapter 11 and CCAA Filings and the efforts of the Company to develop a plan or plans of reorganization or restructuring. The Doncaster Agreement provided for an annual base fee in respect of the services of Mr. Lacey in the amount of $500,000 from June 1, 1999 plus eligibility for Mr. Lacey to participate in the Confirmation Incentive and Corporate Incentive Plans of the KERP, together with eligibility of Mr. Lacey for a possible value-added payment in connection with a plan or plans of reorganization or restructuring of the Company. The value-added payment (if any) was contingent upon (i) the percentage of value ultimately recovered by the senior secured public debtholders in the reorganization of the Company and
(ii) the timing of the effective date of the confirmation of a plan or plans of reorganization, compromise or arrangement. There would be no value-added payment if the percentage recovery was less than 65% or if the confirmation date was April 1, 2001 or later.

    In the opinion of the Company, the Board and the Creditors' Committee, while work on the Company's reorganization and planned emergence continued through 2000, it became increasingly important for the Company (i) to secure a longer term commitment from Mr. Lacey for his services, and (ii) to provide a more effective reorganization incentive.

    An updated agreement providing for Mr. Lacey's services was made with Doncaster Consolidated Limited and Mr. Lacey in November 2000 (the "Second Doncaster Agreement"), following approval of proposed terms by the Compensation Committee and the U.S. Bankruptcy Court. The Second Doncaster Agreement commits Mr. Lacey to provide his services for a fixed term extending to August 1, 2004, with a continuing base fee or salary of $500,000 per annum.

    Mr. Lacey is eligible to participate in any cash or stock-based incentive plan as may be adopted by the Company or Reorganized LGII. Mr. Lacey's previous reorganization incentives (consisting of both a confirmation incentive payment and a value-added payment) were replaced in the Second Doncaster Agreement with a single reorganization incentive in the amount of $3,000,000 payable within 15 days of the effective date of the plan of reorganization being confirmed by the Bankruptcy Courts. Mr. Lacey agrees to purchase, no later than 30 days following payment of this incentive, shares of Common stock of Reorganized LGII having an aggregate value equal to 25% of the net after tax incentive. Mr. Lacey will retain such shares through the term of the Second Doncaster Agreement.

    Total payments in 2000 by the Company, pursuant to the Doncaster Agreement and the Second Doncaster Agreement, were $500,000.

    In January 2001, the Second Doncaster Agreement was amended to provide that Mr. Lacey would become an employee of the Company effective January 1, 2001.

    Paul A. Houston's services as President and Chief Executive Officer are provided pursuant to an agreement made in November 2000. See "Chief Executive Officer Compensation" below.

    The agreements with respect to Michael A. Cornelissen, Jeffrey L. Cashner, Bradley D. Stam, and Michael G. Weedon are in the general form of the "Employment and Release Agreement For Corporate and Country Management" (the "Employment and Release Agreement") as specified in the KERP. See "Report on Executive Compensation" below. The Employment and Release Agreement provides for the continuing employment of the executive at the executive's salary and the entitlement of the executive to benefits under the KERP for which the executive may be eligible. The executive agrees with confidentiality and non-competition provisions and releases the Company from all claims arising from pre-existing employment arrangements with the Company. Pursuant to the Employment and Release Agreement, the employment of each executive is at will, subject to the severance provisions of the KERP.

    Certain present or former executive officers and other key employees of the Company, including all Named Executive Officers, are presently participating in the KERP which is described in the "Report on Executive Compensation" below.

                        REPORT ON EXECUTIVE COMPENSATION

    The Company's executive compensation program is directed and monitored by the Compensation Committee. The Compensation Committee reviews and recommends, for approval by the Board, specifically the executive compensation of the Chief Executive Officer and generally the Company's executive compensation policies. With respect to the Company's stock plans (presently suspended), awards made to executive officers have generally been made by the Compensation Committee (and approval of the full Board has not been sought) in order to provide for the deductibility of stock-based compensation under United States income tax laws. See "Policy with Respect to Deductibility of Compensation" below.

COMPOSITION OF THE COMPENSATION COMMITTEE

    The Chairman of the Compensation Committee is James D. McLennan. In addition to Mr. McLennan, the current members of the Compensation Committee are Charles
B. Loewen and Donna R. Moore. The Compensation Committee met four times in 2000. All members are Outside Directors of the Company.

COMPENSATION PHILOSOPHY

    The Company's executive compensation program was amended in 1999 to provide competitive financial incentives for executives (i) to remain in the Company's employ through to the effective date of a plan or plans of reorganization being approved by the Bankruptcy Courts, (ii) to assume the additional administrative and operational burdens imposed on the Company by the need to develop a plan or plans of reorganization, and (iii) to use their best efforts to improve the Company's financial performance and to facilitate a successful plan or plans of reorganization. That program remained in effect throughout 2000.

ANNUAL OR SHORT TERM INCENTIVES (BONUSES)

    1999 KERP

    Following the Chapter 11 and CCAA Filings, the Company established the KERP as a way to keep the compensation and other incentives of the Company's executives at competitive levels on an ongoing basis and having regard to the Chapter 11 and CCAA Filings.

    The Company worked with its professional advisor, William M. Mercer Ltd. ("Mercer"), and the Creditors' Committee and its advisors to develop the KERP, which is designed to provide the incentives necessary for the Company to retain its management team and other key employees and to assist with the recruiting of key executives while adhering to the financial constraints and obligations to creditors that the Company faces as a Chapter 11 and CCAA debtor. The KERP was approved by the Bankruptcy Courts.

    The retention incentive measures have been designed to improve the retention of the Company's management employees at all levels at the lowest possible cost. These measures were based upon competitive conditions, industry-wide standards and the Company's past practices and were developed with the assistance of the Company's employee compensation consultant, Mercer. Mercer has advised the Company that the retention incentive measures that the Company offers are incentives comparable to (i) those provided to employees with similar positions and experience at competitors of the Company in the funeral home and cemetery industries and (ii) similar arrangements that have been approved for employees of comparable Chapter 11 debtors.

    The KERP includes four separate components: (i) a retention incentive plan (the "Retention Incentive Plan"), designed to provide retention incentives to key management employees; (ii) a performance incentive plan (the "Performance Incentive Plan"), designed to encourage employees to devote their efforts to improving the Company's financial performance; (iii) a confirmation incentive plan (the "Confirmation Incentive Plan"), designed to provide an additional incentive to those key management employees who are particularly essential to the development of a successful plan of reorganization; and (iv) an employee severance plan (the "Severance Plan"), designed to ensure basic job protection for all employees.

    The KERP remained in effect throughout 2000.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

    In December 1999, the Compensation Committee recommended a base salary of $425,000 per year for the new Chief Executive Officer, Paul A. Houston, together with eligibility for certain incentive entitlements under the KERP and eligibility for a possible value-added payment in connection with a plan or plans of reorganization of the Company. The value-added payment (if any) was contingent upon (i) the percentage of value ultimately recovered by the senior secured public debtholders in the reorganization of the Company and (ii) the timing of the effective date of the confirmation of a plan or plans of reorganization, compromise or arrangement. There would be no value-added payment if the percentage recovery was less than 65% or if the confirmation date was April 1, 2001 or later.

    In the opinion of the Company, the Board and the Creditors' Committee, while work on the Company's reorganization and planned emergence continued through 2000, it became increasingly important for the Company (i) to secure a longer term commitment from Mr. Houston for his services, and (ii) to provide a more effective reorganization incentive.

    A new employment agreement was made with Mr. Houston in November 2000, following approval of proposed terms by the Compensation Committee and the Creditors' Committee. The new employment agreement commits Mr. Houston to serve as President and Chief Executive Officer for a fixed term extending to August 1, 2004, with a continuing base salary of $425,000 per annum for the period through December 31, 2000; $500,000 per annum from January 1, 2001 until the earlier of June 1, 2001 or the effective date of the plan of reorganization being confirmed by the Bankruptcy Courts; and $600,000 per annum for the period beginning at the earlier of June 1, 2001 or the effective date of the plan of reorganization.

    Mr. Houston is eligible to participate in any cash or stock-based incentive plan as may be adopted by the Company or the Reorganized LGII. Mr. Houston's previous reorganization incentives (consisting of both a confirmation incentive payment and a value-added payment) were replaced in the new employment agreement with a single reorganization incentive in the amount of $1,500,000 payable within 15 days of the effective date of the plan of reorganization being confirmed by the Bankruptcy Courts. Mr. Houston agrees to purchase, no later than 30 days following payment of this incentive, shares of Common stock of Reorganized LGII having an aggregate value equal to 25% of the net after-tax incentive. Mr. Houston will retain such shares through the remaining term of the employment agreement.

    Mr. Houston is a KERP participant and was throughout 2000.

POLICY WITH RESPECT TO DEDUCTIBILITY OF COMPENSATION

    Section 162(m) of the United States Internal Revenue Code of 1986, as amended ("Section 162(m)"), governs the deductibility of discretionary, incentive-based compensation in excess of $1 million paid annually to the Chief Executive Officer and certain other highly paid executive officers.

    The Company believes that the MEIP and the Company's Employee Stock Option Plans qualify for an exception from the $1 million limitation. The Company's incentive programs and the KERP, currently do not so qualify, but the Company does not anticipate that this will result in any significant cost. The Compensation Committee will continue to monitor the impact of Section 162(m) and will recommend modification to the Company's compensation program in the future if appropriate.

    Submitted by the Compensation Committee:

                                          James D. McLennan, Chairman
                                          Charles B. Loewen
                                          Donna R. Moore

          DIRECTOR MEETINGS, DIRECTOR COMPENSATION AND OTHER PAYMENTS

    The Board held nine meetings in 2000, of which one was held by telephone conference call and eight were held in person. The aggregate average attendance at meetings of the Board and its permanent standing Committees was 90%. During his or her 2000 incumbency, each incumbent Director attended at least 75% of the total number of meetings of the Board and the respective Committees on which he or she served.

    Directors who are not officers or employees of the Company or any of its subsidiaries ("Outside Directors") were each entitled to an annual retainer of $23,500 for 2000. In addition, each Outside Director was entitled to $1,500 for attendance in person at a meeting (Board or Committee), $250 for attendance by telephone at a meeting (Board or Committee), $5,000 per annum for being a member of a Committee and $5,000 per annum for chairing a Committee. Fees were prorated for service periods of less than a complete year. Directors are reimbursed their reasonable travel expenses for attending meetings of the Board and its Committees.

    In July 1994, the Company entered into a consulting agreement with Charles B. Loewen and a corporation of which Mr. Loewen is an employee, officer and director (the "C.B. Loewen Agreement"). Under the terms of the C.B. Loewen Agreement, Mr. Loewen agrees to provide, from time to time as requested, advice on financial planning, financial presentation, Board and other matters relating to compensation, corporate governance, audit and general corporate policy, in exchange for payments to be made for such services, which payments are, in each case, in lieu of payments to him personally of Directors' retainer, Committee and meeting fees. The 2000 payment was $65,250.

    Based on information furnished by the Directors individually, no Director beneficially owns, directly or indirectly, or exercises control or direction over shares of the Company carrying 10% or more of the voting rights attaching to shares of the Company.

                               PERFORMANCE GRAPH

    The following graph compares the cumulative total shareholder return on the Common shares (see "Part II. Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.") with the cumulative return on the Peer Group Total Return Index, TSE 300 Total Return Index and Standard & Poor's 500 Total Return Index for a five-year period. Such cumulative shareholder return and the Total Return Indices reflect the cumulative return, including dividend reinvestment. The Peer Group Total Return Index is comprised of the cumulative shareholder return on the common stock of Service Corporation International (listed on the NYSE) and Stewart Enterprises, Inc. (quoted on the Nasdaq National Market) and the Class A and Class B shares of Arbor Memorial Services, Inc. (listed on the TSE).

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      S&P 500 TOTAL RETURN INDEX  THE LOEWEN GROUP INC.  PEER GROUP TOTAL RETURN INDEX  TSE 300 COMPOSITE
1995                     100.000                100.000                        100.000            100.000
1996                     123.577                155.340                        129.684            125.745
1997                     172.069                106.739                        177.787            142.132
1998                     237.464                 37.540                        193.657            137.603
1999                     271.595                  1.839                         35.312            178.504
2000                     255.490                  0.136                         10.769            189.534

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

DIRECTORS' AND OFFICERS' REMUNERATION

    The aggregate compensation paid or payable directly to the Company's Directors and senior officers as a group (including the Named Executive Officers) by the Company and its subsidiaries for the year ended December 31, 2000 was $8,656,996. These amounts include salaries, fees (including Directors' retainer and meeting fees), commissions and bonuses, cash bonuses to be paid for services rendered in 2000, cash bonuses paid in 2000 for services rendered in previous years, any 2000 severance payments, and all deferred compensation earned in 2000, but excludes compensation paid in 2000 in respect of another year that was described in a previous information circular or Form 10-K and excludes the value of options granted in partial compensation for salary or bonus. The Directors and senior officers as a group earned taxable benefits in 2000 aggregating $298,745 including, among other benefits, taxable auto benefits, medical insurance, life insurance (taxable benefits portion only), relocation expenses and imputed interest on non-interest-bearing loans and contributions to the Company's group registered retirement plan.

OPTIONS

    There were no individual option grants by the Company to Directors or senior officers during the year ended December 31, 2000.

                 INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS

    (THE INFORMATION SET FORTH IN THIS SECTION IS STIPULATED FOR DISCLOSURE PURSUANT TO THE SECURITIES ACT OF BRITISH COLUMBIA AND, IN SOME INSTANCES, BY THE SEC.)

INDEBTEDNESS UNDER SECURITIES PURCHASE PROGRAMS

    As at February 28, 2001, the aggregate indebtedness

    (i) to the Company or any of its subsidiaries, or

    (ii) to another entity which is the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding provided by the Company or any of its subsidiaries of all officers, Directors, employees and former officers, Directors and employees of the Company or any of its subsidiaries in connection with the purchase of securities of the Company or any of its subsidiaries was $393,085.

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

             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES PURCHASE PROGRAMS

---------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL        INVOLVEMENT        LARGEST AMOUNT            AMOUNT OUTSTANDING        FINANCIALLY ASSISTED
POSITION                 OF ISSUER OR         OUTSTANDING                    AS AT               SECURITIES PURCHASED
(IN ALPHABETICAL ORDER)   SUBSIDIARY     DURING 2000 ($) (1)(2)   FEBRUARY 28, 2001 ($) (1)(2)       DURING 2000
---------------------------------------------------------------------------------------------------------------------
Ronald P. Gushulak       Owed to LGII             57,056                     57,056                      n/a
  Vice-President,
  Operations
  Development
---------------------------------------------------------------------------------------------------------------------
Dwight K. Hawes          Owed to LGII            118,075                    118,075                      n/a
  Senior
  Vice-President,
  Corporate Controller
---------------------------------------------------------------------------------------------------------------------
Peter S. Hyndman         Owed to LGII             59,671                     59,671                      n/a
  Corporate Secretary
---------------------------------------------------------------------------------------------------------------------
Douglas D. Routley       Owed to LGII            118,050                    118,050                      n/a
  Vice-President,
  Accounting &
  Administration
---------------------------------------------------------------------------------------------------------------------
F. Duane Schaefer        Owed to LGII            136,936                    136,936                      n/a
  Vice-President,
  Asset Development
---------------------------------------------------------------------------------------------------------------------

(1) In each case, indebtedness is to LGII. Such indebtedness had been to a third party lender and was guaranteed by LGII and TLGI. The guarantee was supported by a letter of credit. Following the Chapter 11 and CCAA Filings the third party lender on June 7, 1999 drew upon the letter of credit for the full amount of principal and interest under all the indebtedness. The issue of whether the indebtedness should continue to accrue interest following June 7, 1999 is under consideration by the Compensation Committee in consultation with the Creditors' Committee.

(2) The indebtedness represents a 5% down payment on an option to acquire exchangeable debentures issued by LGII. Payment of the remaining 95% of the exercise price entitles the optionholder to acquire debentures exchangeable for Series B Preferred shares of the Company. The Series B Preferred shares are immediately convertible to Common shares.

INDEBTEDNESS OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

    As at February 28, 2001, the aggregate indebtedness

    (i) to the Company or any of its subsidiaries, or

    (ii) to another entity which is the subject of a guarantee, support agreement, letter of credit or similar arrangement or undertaking provided by the Company or any of its subsidiaries,

of all officers, Directors, employees and former officers, Directors and employees of the Company or any of its subsidiaries not entered into in connection with securities purchase programs of the Company or any of its subsidiaries is estimated at $2,181,837 based upon actual January 31, 2001 accounts.

    The following table sets forth the indebtedness of Directors, executive officers and senior officers other than indebtedness pursuant to the MEIP. All dollar amounts are expressed in United States dollars unless indicated otherwise.

             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS
       AND SENIOR OFFICERS OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

-----------------------------------------------------------------------------------------------------------------
                                                  INVOLVEMENT OF            LARGEST          AMOUNT OUTSTANDING
                                                    THE COMPANY       AMOUNT OUTSTANDING            AS AT
NAME AND PRINCIPAL POSITION                        OR SUBSIDIARY        DURING 2000 ($)     FEBRUARY 28, 2001 ($)
-----------------------------------------------------------------------------------------------------------------
Jeffrey L. Cashner                              Company is lender           189,237                171,127
  Market General Manager, South East
  Texas (1)
-----------------------------------------------------------------------------------------------------------------
Ronald L. Costigan                              Company is lender            59,992                 59,992
  Vice-President, Credit & Acceptance (2)
-----------------------------------------------------------------------------------------------------------------
Ronald P. Gushulak                              LGII is lender               40,000                 40,000
  Vice-President, Operations Development (3)
-----------------------------------------------------------------------------------------------------------------
Charles D. Kizina                               Company was lender           59,992                 59,992
  Vice-President, Compliance, Environment &
  Safety (4)
-----------------------------------------------------------------------------------------------------------------
Craig Nelke                                     LGII is lender               44,980                 44,980
  Vice-President, Construction &
  Maintenance (5)
-----------------------------------------------------------------------------------------------------------------
Gordon D. Orlikow                               Company is lender           133,316                133,316
  Senior Vice-President, People (6)
-----------------------------------------------------------------------------------------------------------------

(1) Jeffrey L. Cashner, of Montgomery, Texas, is indebted to the Company for a secured promissory note in the amount of $320,000. The note bears interest at 7% per annum from February 18, 1997 and was due and payable on February 18, 1999. Mr. Cashner repaid $68,892 for his principal indebtedness in September 1997, $37,213 in April 1999, $38,719 in February 2000, and $20,000 in December 2000. The balance of the indebtedness and accrued interest remains unpaid and an understanding has been reached to have this loan repaid by March 31, 2001.

(2) Ronald L. Costigan of Aurora, Ontario, is indebted to the Company for a home purchase and relocation loan in the amount of $59,992 secured by a second mortgage on the purchased property. The loan has a three year term and is interest free from December 8, 2000, and is due and payable during each twelve month period of the three year term in an amount of at least 50% of the estimated after-tax amount of an annual incentive payment pursuant to the Company's Corporate Incentive Program or upon employment termination or upon breach of agreement or sale of the property.

(3) Ronald P. Gushulak, of Conroe, Texas, is indebted to LGII for a promissory note in the amount of $40,000. The note was issued in August 1995, is interest free and no payments are required until April 1, 2001, after which all after-tax incentive payments are to be applied to principal repayment.

(4) Charles D. Kizina of Stouffville, Ontario, was indebted to the Company for a short-term bridge loan in the amount of $59,992. The loan was interest free from November 20, 2000, and was due and payable on January 31, 2001. The loan was repaid in full in March 2001.

(5) Craig Nelke of Ferndale, Washington, was indebted to the Company for a promissory note in the amount of $44,980. The housing and relocation loan was interest free from October 15, 1998, and was due and payable on the earlier of the sale of a New Jersey residence or July 15, 1999. The loan was repaid in March 2001.

(6) Gordon D. Orlikow of Nobleton, Ontario, is indebted to the Company for a house purchase and relocation loan in the amount of $133,316 secured by a second mortgage on the purchased property.

    The loan has a three year term and is interest free from November 15, 2000, and is due and payable during each twelve month period of the three year term in an amount of at least 50% of the estimated after-tax amount of an annual incentive payment pursuant to the Company's Corporate Incentive Program or upon employment termination or upon breach of agreement or sale of the property.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  VOTING SHARES AND PRINCIPAL HOLDERS THEREOF

    The authorized capital of the Company consists of 990,000,000 shares divided into 750,000,000 Common shares without par value, 40,000,000 Class A shares without par value (the "Class A shares") and 200,000,000 First Preferred shares without par value of which 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred shares, Series A ("Series A Preferred shares"), 425,000 shares are designated as Convertible First Preferred shares, Series B ("Series B Preferred shares") and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred shares, Series C ("Series C Preferred shares"). As of February 28, 2001, there were 74,145,466 Common shares outstanding. As of February 28, 2001, there were 8,799,900
Series C Preferred shares outstanding. There are no Class A shares, Series A Preferred shares or Series B Preferred shares outstanding. The Company has no current intention to issue Class A shares or Series A Preferred shares. All of the Series B Preferred shares have been allotted for issuance pursuant to the MEIP.

    The Directors and officers of the Company are not aware of any person or company that beneficially owns, directly or indirectly, or exercises control or direction over, shares carrying more than five percent (5%) of the voting rights attached to the Common shares of the Company as at the close of business on February 28, 2001, other than:

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

    The following table shows: (i) the number of Common shares beneficially owned by each of the Directors, the Named Executive Officers (as defined herein) and all Directors and executive officers as a group, as of February 28, 2001, excluding shares which such persons have the right to acquire within 60 days of February 28, 2001, but do not actually own, (ii) the number of Common shares which each of such persons has the right to acquire within 60 days of February 28, 2001, but does not actually own, and (iii) the total number of Common shares which each of such persons owns as of February 28, 2001, and has the right to acquire within 60 days of February 28, 2001. No Director or executive officer beneficially owns 1% or more of the Common shares outstanding. All of the Directors and executive officers together beneficially own approximately 0.4% of the Common shares outstanding. None of the Directors or Named Executive Officers is related to one another.

              SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

-------------------------------------------------------------------------------------------------------
                                             NUMBER OF SHARES
                                            BENEFICIALLY OWNED,   RIGHT TO ACQUIRE      TOTAL NUMBER
                                            EXCLUDING RIGHT TO     SHARES WITHIN         OF SHARES
NAME                                          ACQUIRE SHARES          60 DAYS        BENEFICIALLY OWNED
-------------------------------------------------------------------------------------------------------
DIRECTORS:

Paul A. Houston                                  --                    --                 --
-------------------------------------------------------------------------------------------------------
John S. Lacey                                         434                2,000               2,434
-------------------------------------------------------------------------------------------------------
Charles B. Loewen                                --                     28,000              28,000
-------------------------------------------------------------------------------------------------------
James D. McLennan                                   7,658               24,929              32,587
-------------------------------------------------------------------------------------------------------
Donna R. Moore                                   --                    --                 --
-------------------------------------------------------------------------------------------------------
William R. Riedl                                      597                2,000               2,597
-------------------------------------------------------------------------------------------------------
John N. Turner                                   --                     26,274              26,274
-------------------------------------------------------------------------------------------------------
John J. Wiesner                                  --                    --                 --
-------------------------------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS WHO ARE
NOT DIRECTORS:

Jeffrey L. Cashner                                     55               14,324              14,379
-------------------------------------------------------------------------------------------------------
Michael A. Cornelissen                           --                    --                 --
-------------------------------------------------------------------------------------------------------
Bradley D. Stam                                  --                     30,000              30,000
-------------------------------------------------------------------------------------------------------
Michael G. Weedon                                       5               90,000              90,005
-------------------------------------------------------------------------------------------------------
ALL DIRECTORS AND EXECUTIVE OFFICERS AS
A GROUP (20 TOTAL)                                  8,769              359,398             368,167
-------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    No reportable transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS

       THE LOEWEN GROUP INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 2000 and 1999

           Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Retained Earnings (Deficit) for the Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

           Supplementary Data: Quarterly Financial Data (unaudited)

       LOEWEN GROUP INTERNATIONAL, INC.

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 2000 and 1999

           Consolidated Statements of Operations and Deficit for the Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE

       Schedule II--Valuation and Qualifying Accounts

    (3) EXHIBITS

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
               2                 PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
                                   LIQUIDATION OR SUCCESSION

               2.1.1             Joint Plan of Reorganization (the "Plan of Reorganization")
                                   of Loewen Group International, Inc. ("LGII"), The Loewen
                                   Group Inc. ("Loewen") and their Debtor Subsidiaries as
                                   filed with the U.S. Bankruptcy Court for the District of
                                   Delaware on November 14, 2000(1)

               2.1.2             Disclosure Statement Pursuant to Section 1125 of the
                                   Bankruptcy Code ("Disclosure Statement") for the Plan of
                                   Reorganization(1)

               2.2.1             First Amended Joint Plan of Reorganization of LGII, Loewen
                                   and their Debtor Subsidiaries as filed with the
                                   U.S. Bankruptcy Court for the District of Delaware on
                                   February 16, 2001(2)

               2.2.2             Disclosure Statement for the First Amended Joint Plan of
                                   Reorganization(2)

               3                 CHARTER DOCUMENTS

               3.1               Certificate of Incorporation of Loewen issued by the British
                                   Columbia Registrar of Companies ("Registrar") on
                                   October 30, 1985(3)

               3.2               Altered Memorandum of Loewen, filed with the Registrar on
                                   June 21, 1996(4)

               3.3               Articles of Loewen, restated, filed with the Registrar on
                                   March 1, 1988, as amended on March 30, 1988, April 21,
                                   1988, May 19, 1989, May 28, 1992, May 20, 1993, June 29,
                                   1994, December 21, 1995 and February 7, 1996(5)

               4                 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                                   INCLUDING INDENTURES

               4.1.1             Note Agreement, dated for reference September 1, 1993, by
                                   and between Loewen and LGII re 9.62% Senior Guaranteed
                                   Notes, Series D, due September 11, 2003, issued by Loewen
                                   ("Series D Notes"), as amended on June 10, 1994(3)

               4.1.2             Second Amendment, dated for reference May 15, 1996, to Note
                                   Agreement, dated for reference September 1, 1993, among
                                   Loewen, LGII and institutions named therein, re Series D
                                   Notes(6)

               4.1.3             Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party(7)

               4.2               Guaranty Agreement by LGII re Series D Notes, dated for
                                   reference April 1, 1993(3)

               4.3.1             Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed
                                   Notes, Series E, due February 25, 2004, issued by LGII
                                   ("Series E Notes"), dated for reference February 1,
                                   1994(3)

               4.3.2             Second Amendment, dated for reference May 15, 1996, to Note
                                   Agreement, dated for reference February 1, 1994, among
                                   Loewen, LGII and Teachers Insurance and Annuity
                                   Association of America, re Series E Notes(6)

               4.3.3             Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

               4.4               Guaranty Agreement by Loewen re Series E Notes, dated for
                                   reference February 1, 1994(3)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
               4.5.1             Amended and Restated 1994 MEIP Credit Agreement, dated as of
                                   June 14, 1994, amended and restated as of May 15, 1996
                                   (the "MEIP Credit Agreement"), by and between Loewen
                                   Management Investment Corporation, in its capacity as
                                   agent for LGII ("LMIC"), Loewen and the banks listed
                                   therein (the "MEIP Banks") and Wachovia Bank of Georgia,
                                   N.A., as agent for the MEIP Banks ("MEIP Agent")(8)

               4.5.2             First Amendment to the MEIP Credit Agreement, dated as of
                                   December 2, 1996(9)

               4.5.3             Second Amendment to the MEIP Credit Agreement, dated as of
                                   April 30, 1997(9)

               4.5.4             Third Amendment to the MEIP Credit Agreement, dated as of
                                   May 21, 1997(10)

               4.5.5             Fourth Amendment to the MEIP Credit Agreement, dated as of
                                   September 29, 1997(10)

               4.5.6             Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

               4.6               Security Agreement, dated as of June 14, 1994, by and
                                   between LMIC and the MEIP Agent(3)

               4.7               Guaranty dated as of June 14, 1994, by LGII in favor of the
                                   MEIP Agent for the ratable benefit of the MEIP Banks(3)

               4.8               Guaranty dated as of June 14, 1994, by Loewen in favor of
                                   the MEIP Agent for the ratable benefit of the MEIP
                                   Banks(3)

               4.9               Exchange Acknowledgment by Loewen, with respect to the 1994
                                   Exchangeable Floating Rate Debentures due July 1, 2001
                                   issued by LGII, dated June 15, 1994(3)

               4.10              Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee with respect to 9.45% Junior
                                   Subordinated Debentures, Series A, due 2024, issued by
                                   LGII and guaranteed by Loewen(11)

               4.11              MIPS Guarantee Agreement, dated August 15, 1994(11)

               4.12              Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee,
                                   with respect to Series 1 and 2 Senior Guaranteed Notes of
                                   LGII(5)

               4.13              Form of Senior Guarantee of LGII's Series 1 and 2 Notes
                                   (included in Exhibit 4.12)

               4.14              Form of Global Series 1 and 2 Exchange Notes of LGII(6)

               4.15              Form of Physical Series 1 and 2 Exchange Notes of LGII(6)

               4.16              Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
                                   Notes (included in Exhibits 4.14 and 4.15)

               4.17.1            Amended and Restated Credit Agreement, dated as of
                                   March 27, 1998 ("BMO Credit Agreement"), among LGII, as
                                   borrower, Loewen, as a guarantor, the lenders named
                                   therein, as the lenders, Goldman, Sachs & Co., as the
                                   documentation agent, and Bank of Montreal, as issuer,
                                   swingline lender and administrative and syndication
                                   agent(10)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
               4.17.2            Summary of Terms and Conditions, dated March 30, 1999,
                                   amending certain credit agreements to which Loewen is a
                                   party (see Exhibit 4.1.3)

               4.18              Collateral Trust Agreement, dated as of May 15, 1996, among
                                   Bankers Trust Company, as trustee, Loewen, LGII and
                                   various other pledgors(6)

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

               4.20              Form of Senior Guarantee of LGII's Series 3 and 4 Notes
                                   (included in Exhibit 4.19)

               4.21              Form of Global Series 3 and 4 Exchange Notes of LGII(12)

               4.22              Form of Physical Series 3 and 4 Exchange Notes of LGII(12)

               4.23              Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
                                   Notes (included in Exhibits 4.21 and 4.22)

               4.24              Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of
                                   Bank of Montreal, as trustee, with respect to the
                                   Series 5 Guaranteed Notes(13)

               4.25              Form of Series 5 Guaranteed Notes of LGII(13)

               4.26              Form of Loewen Guarantee of LGII's Series 5 Notes(13)

               4.27              Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
                                   Trust Company, as trustee, with respect to the Series 5
                                   Senior Guaranteed Notes due 2009(13)

               4.28              Form of Global "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(13)

               4.29              Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
                                   LGII(13)

               4.30              Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
                                   Notes due 2009(13)

               4.31              Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating
                                   to the Debt Securities that may be issued pursuant to
                                   Registration Statement No. 333-29443(14)

               4.32              Indenture dated as of May 28, 1998, between LGII, as issuer,
                                   Loewen, as guarantor, and State Street Bank and Trust
                                   Company, as trustee, with respect to the Series 6 and 7
                                   Notes(15)

               4.33              Form of Senior Guarantee of Series 6 and 7 Notes of LGII
                                   (included in Exhibit 4.33)

               4.34              Form of Global Series 6 and 7 Exchange Notes of LGII(16)

               4.35              Form of Physical Series 6 and 7 Exchange Notes of LGII(16)

               4.36              Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
                                   Notes (included in Exhibits 4.35 and 4.36)

               4.37              Debtor-In-Possession Credit Agreement, dated as of May 24,
                                   2000 (the "New DIP Agreement"), by and among LGII, as
                                   debtor and debtor-in-possession, each of LGII's
                                   subsidiaries listed on the signature pages thereof, each
                                   as debtor and debtor-in-possession, Loewen, the Lenders
                                   named therein, as the initial Lenders, and First Union
                                   National Bank, as the L/C Issuer and as the Administrative
                                   Agent for the Lenders(17)

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
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

              10                 MATERIAL CONTRACTS

              10.1               Receipt Agreement, dated as of January 3, 1996, for the
                                   Cumulative Redeemable Convertible First Preferred Shares,
                                   Series C, of Loewen ("Series C Shares")(5)

              10.2               Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
                                   subdivide the Series C Shares(5)

              10.3*              Form of Indemnification Agreement with Outside Directors(20)

              10.4*              Form of Indemnification Agreement with Officers(20)

              10.5.1*            The Loewen Group Inc. Corporate Incentive Plan(18)

              10.5.2*            The Loewen Group Inc. Operations Incentive Plan(18)

              10.5.3*            The Loewen Group Inc. Basic Employee Severance Plan(18)

              10.5.4*            The Loewen Group Inc. Executive and Other Specified Employee
                                   Severance Plan(18)

              10.5.5*            The Loewen Group Inc. Confirmation Incentive Plan(18)

              10.5.6*            The Loewen Group Inc. Retention Incentive Plan(18)

              10.5.7*            Form of Employment and Release Agreement for Corporate and
                                   Country Management(18)

              10.5.8*            Form of Employment and Release Agreement for Employees Other
                                   Than Corporate and Country Management(18)

              10.6*              1994 Management Equity Investment Plan (the "MEIP")(18)

              10.7*              Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(7)

              10.8*              Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(7)

              10.9*              Form of Stay Put Bonus Plan Letters, dated February 26,
                                   1999(7)

              10.10*             Consulting Agreement, dated July 18, 1994, by and between
                                   Loewen and Charles B. Loewen, LGII, and Corporate Services
                                   International Inc.(3)

              10.11*             Employment Agreement, dated October 31, 1997, by and between
                                   Loewen and Michael G. Weedon(10)

              10.12*             Indemnification Agreement, dated February 3, 1999, by and
                                   between Loewen and Robert Lundgren(7)

              10.13*             Employment Agreement dated November 1, 2000, by and between
                                   Loewen and John S. Lacey.

              10.14*             Employment Agreement dated November 1, 2000, by and between
                                   Loewen and Paul A. Houston.

              21                 SUBSIDIARIES OF LOEWEN

              23                 CONSENTS OF EXPERTS

               EXHIBIT
               NUMBER            DESCRIPTION
        ---------------------    -----------
              23.1               Consent of KPMG LLP

              24                 POWERS OF ATTORNEY (INCLUDED IN THE SIGNATURE PAGES TO THIS
                                   REPORT)

              99                 ADDITIONAL EXHIBITS

              99.1               Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or
                                   entities listed on the signature pages thereof, Loewen and
                                   Blackhawk Acquisition Corp.(20)

              99.2               Put/Call Agreement, dated as of August 26, 1996, by and
                                   among Blackstone, Blackstone Offshore Capital Partners II
                                   L.P. ("Blackstone Offshore"), Blackstone Family Investment
                                   Partnership II L.P. ("Blackstone Family"), PSI Management
                                   Direct L.P. ("PSI"), LGII and Loewen(21)

              99.3               Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime
                                   Succession Holdings, Inc.), Blackstone, Blackstone
                                   Offshore, Blackstone Family, PSI and LGII(20)

              99.4               Subscription Agreement, dated as of November 19, 1996, by
                                   and among Rose Hills Holdings Corp. ("Rose Hills"),
                                   Blackstone, Blackstone Rose Hills Offshore Capital
                                   Partners L.P. ("Blackstone Rose Hills"), Blackstone
                                   Family, Roses Delaware, Inc. ("RDI"), Loewen, LGII and RHI
                                   Management Direct, L.P. ("RHI")(22)

              99.5               Put/Call Agreement, dated as of November 19, 1996, by and
                                   among Blackstone, Blackstone Offshore, Blackstone Family,
                                   Blackstone Rose Hills, LGII, RDI, Loewen and RHI(22)

              99.6               Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
                                   Blackstone Family, RDI, LGII and RHI(22)

              99.7               Form of Letter of Transmittal(23)

              99.8               Form of Notice of Guaranteed Delivery(23)

       -------------------------------

       *   Compensatory plan or management contract

        (1) Incorporated by reference from Loewen's Periodic Report on
           Form 8-K, dated November 14, 2000, filed November 14, 2000 (File No. 1-12163)

        (2) Incorporated by reference from Loewen's Periodic Report on
           Form 8-K, dated February 16, 2001, filed February 16, 2001 (File No. 1-12163)

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

        (6) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended by the Registration Statement on Form S-4/A filed by Loewen on June 20, 1996 and the Registration Statement on Form S-4/A filed by Loewen on August 26, 1996 (File No. 333-03135)

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

       (10) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

       (11) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

       (12) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

       (13) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

       (14) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

       (15) Incorporated by reference from Loewen's Quarterly Report on
           Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

       (16) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

       (17) Incorporated by reference from Loewen's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000 (File No. 1-12163)

       (18) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

       (19) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 16, 2000 (File No. 1-12163)

       (20) Incorporated by reference from Loewen's Periodic Report on
           Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

       (21) Incorporated by reference from Loewen's Periodic Report on
           Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

       (22) Incorporated by reference from Loewen's Periodic Report on
           Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

       (23) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

    (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K were filed by Loewen during the last quarter of fiscal 2000:

        FILING DATE                 ITEM NUMBER            DESCRIPTION
        -----------                 -----------            -----------
        November 14, 2000 (dated    Item 5. Other Events   Press release announcing the filing
        November 14, 2000)                                 of the Plan of Reorganization and
                                                           Disclosure Statement for the Company
                                                           and numerous subsidiaries with the
                                                           U.S. Bankruptcy Court for the
                                                           District of Delaware

        November 6, 2000 (dated     Item 5. Other Events   Press release announcing the
        November 3, 2000)                                  appointment of Kenneth A. Sloan as
                                                           Chief Financial Officer

        October 31, 2000 (dated     Item 5. Other Events   Press release reporting third
        October 30, 2000)                                  quarter 2000 results

        October 4, 2000 (dated      Item 5. Other Events   Press release announcing that the
        October 2, 2000)                                   Ontario Supreme Court of Justice
                                                           denied a motion from certain holders
                                                           of First Preferred Shares, Series C
                                                           seeking an order which would allow
                                                           conversion of their Series C
                                                           Preferred shares into Common shares

    (c) Financial statements of Loewen Group International, Inc. ("LGII") are included in this Annual Report on Form 10-K because the outstanding shares of LGII constitute a "substantial portion" of the collateral (within the meaning of Securities and Exchange Commission Rule 3-16 under Regulation S-X) that secures the Series 1 through 4 Notes and Series 6 and 7 Notes that were issued by LGII and guaranteed by Loewen.

                             THE LOEWEN GROUP INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 2000

                         (IN THOUSANDS OF U.S. DOLLARS)

                                       BALANCE AT    CHARGED TO   CHARGED TO
                                      BEGINNING OF   COSTS AND       OTHER                       BALANCE AT
DESCRIPTION                              PERIOD       EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)   END OF PERIOD
-----------                           ------------   ----------   -----------   -------------   -------------
Current -- Allowance for doubtful
  accounts

Year ended December 31, 2000........     $36,660       $ 8,015      $(1,235)      $ (9,329)        $34,111
Year ended December 31, 1999........      33,862         8,374          335         (5,911)         36,660
Year ended December 31, 1998........      25,481        14,322          519         (6,460)         33,862

Current -- Allowance for contract
  cancellations and refunds

Year ended December 31, 2000........     $17,684       $    --      $  (217)      $ (5,175)        $12,292
Year ended December 31, 1999........      24,118        14,281       (1,327)       (19,388)         17,684
Year ended December 31, 1998........       7,388        33,193          541        (17,004)         24,118

Allowance for long-term contract
  cancellations and refunds

Year ended December 31, 2000........     $40,661       $17,419      $(1,341)      $(38,671)        $18,068
Year ended December 31, 1999........      56,892        33,323       (3,097)       (46,457)         40,661
Year ended December 31, 1998........      20,112        65,669        1,338        (30,227)         56,892

------------------------

(1) Primarily related to disposals in connection with locations sold.

(2) Uncollected receivables written off, net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE LOEWEN GROUP INC.

Dated: March 19, 2001                                  By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Paul A. Houston and Kenneth A. Sloan, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments (including without limitation post-effective amendments) to this report necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in this report as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2001              /s/ PAUL A. HOUSTON
                                   -------------------------------------------------
                                   Paul A. Houston
                                   President, Chief Executive Officer and Director
                                   (Principal Executive Officer)

Dated: March 19, 2001              /s/ KENNETH A. SLOAN
                                   -------------------------------------------------
                                   Kenneth A. Sloan
                                   Senior Vice-President, Chief Financial Officer
                                   (Principal Financial Officer)

Dated: March 19, 2001              /s/ DWIGHT K. HAWES
                                   -------------------------------------------------
                                   Dwight K. Hawes
                                   Senior Vice-President, Corporate Controller
                                   (Principal Accounting Officer)

Dated: March 19, 2001              /s/ JOHN S. LACEY
                                   -------------------------------------------------
                                   John S. Lacey
                                   Chairman of the Board

Dated: March 19, 2001              /s/ CHARLES B. LOEWEN
                                   -------------------------------------------------
                                   Charles B. Loewen
                                   Director

Dated: March 19, 2001              /s/ JAMES D. MCLENNAN
                                   -------------------------------------------------
                                   James D. McLennan
                                   Director

Dated: March 19, 2001              /s/ DONNA R. MOORE
                                   -------------------------------------------------
                                   Donna R. Moore
                                   Director

Dated: March 19, 2001              /s/ WILLIAM R. RIEDL
                                   -------------------------------------------------
                                   William R. Riedl
                                   Director

Dated: March 19, 2001              /s/ JOHN N. TURNER
                                   -------------------------------------------------
                                   The Right Honourable John N. Turner,
                                   P.C., C.C., Q.C.
                                   Director

Dated: March 19, 2001              /s/ JOHN J. WIESNER
                                   -------------------------------------------------
                                   John J. Wiesner
                                   Director

AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

    The undersigned is the Registrant's authorized representative in the United States.

Dated: March 19, 2001              /s/ DONALD F. DELANEY
                                   -------------------------------------------------
                                   Donald F. Delaney
                                   Vice-President, Corporate Controller