Form 10-Q
period 2001-03-31
LOEWEN GROUP INC
filed 2001-05-14
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     [X]         For the quarterly period ended March 31, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                         COMMISSION FILE NUMBER 1-12163
                      ------------------------------------

                             THE LOEWEN GROUP INC.
             (Exact name of registrant as specified in its charter)
                      ------------------------------------

              BRITISH COLUMBIA                                   98-0121376
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

           11TH FLOOR, ATRIA III                                  M2J 5C2
    2225 SHEPPARD AVENUE EAST, TORONTO,                        (Postal Code)
              ONTARIO, CANADA
  (Address of principal executive offices)

        Registrant's telephone number, including area code: 604-299-9321

   Former name, former address and former fiscal year, if changed since last report: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      ------------------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      ------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of outstanding Common shares as of April 30, 2001 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS:
                    CONSOLIDATED BALANCE SHEETS
                    as of March 31, 2001 and December 31, 2000..................     1
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                    for the Three Months Ended March 31, 2001 and 2000..........     2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the Three Months Ended March 31, 2001 and 2000..........     3
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........     4

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...................................    26

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK........................................................    34

 PART II.  OTHER INFORMATION
           ITEM 1.  LEGAL PROCEEDINGS...........................................    35

           ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................    36

           ITEM 5.  OTHER INFORMATION...........................................    36

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    40

SIGNATURES......................................................................    46

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                               MARCH 31      DECEMBER 31
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash......................................................  $   195,666    $   159,090
  Receivables, net of allowances............................      191,065        211,799
  Inventories...............................................       34,795         35,418
  Prepaid expenses..........................................       16,838          9,551
                                                              -----------    -----------
                                                                  438,364        415,858
Long-term receivables, net of allowances....................      510,555        534,664
Cemetery property...........................................      878,585        882,080
Property and equipment......................................      670,747        687,804
Names and reputations.......................................      583,324        600,709
Insurance invested assets...................................      309,846        302,515
Future income tax assets....................................        2,458          2,458
Pre-arranged funeral services...............................      432,751        427,838
Other assets................................................      127,470        126,980
                                                              -----------    -----------
                                                              $ 3,954,100    $ 3,980,906
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
     Accounts payable and accrued liabilities...............  $   104,920    $   112,387
     Long-term debt, current portion........................       23,810         25,598
                                                              -----------    -----------
                                                                  128,730        137,985
                                                              -----------    -----------
  Long-term debt, net of current portion....................       44,970         47,944
  Other liabilities.........................................      392,489        399,893
  Insurance policy liabilities..............................      210,248        204,727
  Future income tax liabilities.............................      142,423        144,570
  Deferred pre-arranged funeral services revenue............      432,751        427,838

Liabilities subject to compromise...........................    2,287,021      2,289,497

Shareholders' equity
  Common shares.............................................    1,276,414      1,276,414
  Preferred shares..........................................      157,144        157,144
  Deficit...................................................   (1,128,080)    (1,117,634)
  Foreign exchange adjustment...............................        9,990         12,528
                                                              -----------    -----------
                                                                  315,468        328,452
                                                              -----------    -----------
                                                              $ 3,954,100    $ 3,980,906
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

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

 EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS AND NUMBER OF
                                     SHARES

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                                     (UNAUDITED)
Revenue
  Funeral...................................................  $   143,720    $   161,070
  Cemetery..................................................       47,291         71,228
  Insurance.................................................       26,084         24,559
                                                              -----------    -----------
                                                                  217,095        256,857
                                                              -----------    -----------
Costs and expenses
  Funeral...................................................      102,633        106,274
  Cemetery..................................................       37,872         51,634
  Insurance.................................................       21,528         19,107
                                                              -----------    -----------
                                                                  162,033        177,015
                                                              -----------    -----------
                                                                   55,062         79,842
Expenses
  General and administrative................................       15,592         17,745
  Depreciation and amortization.............................       13,580         14,571
  Provision for asset impairment............................       17,880             --
                                                              -----------    -----------
                                                                   47,052         32,316
                                                              -----------    -----------
Earnings from operations....................................        8,010         47,526
Interest on long-term debt..................................        2,780          3,298
Reorganization costs........................................        9,785          6,939
Other expenses..............................................        2,490          1,666
                                                              -----------    -----------
Earnings (loss) before income taxes.........................       (7,045)        35,623
Income taxes................................................        3,401         12,824
                                                              -----------    -----------
Net earnings (loss) for the period..........................  $   (10,446)   $    22,799
Deficit, beginning of period................................   (1,117,634)    (1,004,917)
                                                              -----------    -----------
Deficit, end of period......................................  $(1,128,080)   $  (982,118)
                                                              ===========    ===========
Earnings (loss) per Common share:
  Net earnings (loss) for the period........................  $   (10,446)   $    22,799
     Less provision for Preferred share dividends...........        2,160          2,270
                                                              -----------    -----------
  Net earnings (loss) attributable to Common shareholders...  $   (12,606)   $    20,529
                                                              -----------    -----------
  Weighted average number of shares outstanding
     (thousands)............................................       74,145         74,145
Basic and diluted earnings (loss) per Common share..........  $     (0.17)   $      0.28

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net earnings (loss).......................................  $(10,446)   $ 22,799
  Items not affecting cash
     Depreciation and amortization..........................    18,297      19,869
     Provision for asset impairment.........................    17,880          --
     Loss on disposition of assets and investments..........     2,490       1,666
     Future income taxes....................................    (1,894)      8,146
     Non-cash reorganization costs..........................        --         170
  Other, including net changes in other non-cash balances...     2,134         432
                                                              --------    --------
                                                                28,461      53,082
                                                              --------    --------
Investing
  Proceeds on disposition of assets and investments.........    28,823       5,752
  Purchase of property and equipment........................    (7,094)     (4,926)
  Purchase of insurance invested assets.....................   (38,803)    (36,107)
  Proceeds on disposition and maturities of insurance
     invested assets........................................    29,148      27,947
                                                              --------    --------
                                                                12,074      (7,334)
                                                              --------    --------
Financing
  Repayment of long-term debt...............................    (3,959)    (11,739)
  Debt issue costs..........................................        --        (381)
                                                              --------    --------
                                                                (3,959)    (12,120)
                                                              --------    --------
Increase in cash............................................    36,576      33,628
Cash, beginning of period...................................   159,090      55,166
                                                              --------    --------
Cash, end of period.........................................  $195,666    $ 88,794
                                                              ========    ========

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

     The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court. On May 7, 2001, the Company announced an intention to file a Second Amended Joint Plan of Reorganization (the "Second Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court.

     The primary objectives of the Second Amended Plan will be to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides, and the Second Amended Plan will provide for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being Loewen Group International, Inc. ("LGII"), which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     -  the cancellation of currently outstanding LGII common shares;

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the proposed plan of reorganization);

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

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

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

     - the satisfaction of certain administrative claims through the issuance of Reorganized LGII unsecured subordinated convertible notes and common shares, which will result in Reorganized LGII becoming the owner of all of the outstanding common shares of Rose Hills Holdings Corp. ("Rose Hills");

     - the assumption, assumption and assignment or rejection of executory contracts and unexpired leases to which any Debtor is a party;

     - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

     - the selection of boards of directors of Reorganized LGII and the Company's reorganized subsidiary Debtors.

     The Second Amended Plan will differ from the Amended Plan, primarily in that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement (see Note 3) will no longer be treated on a pari passu basis.

     Current holders of the Company's Common shares and Series C Preferred shares would receive no value under the Amended Plan or Second Amended Plan. In addition to the principal transactions contemplated by the Amended Plan and Second Amended Plan, pursuant to an order of the Canadian Court, certain of the Company's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of the Company's assets to Reorganized LGII will be effected.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Second Amended Plan and emergence from reorganization proceedings will be subject to a number of significant conditions. The Second Amended Plan will be subject to certain conditions and requirements for confirmation, including the vote of creditors to accept the Second Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Second Amended Plan. Due to the uncertainty regarding the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") under the Collateral Trust Agreement, the Company anticipates that certain creditors are likely to challenge the Second Amended Plan.

     If the Second Amended Plan is not confirmed, the Company, by itself or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases, could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code. The impact on carrying values in this scenario cannot be determined.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

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

     Additionally, if the Second Amended Plan (or other plan of reorganization) is confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. As a result, the reported amounts in the interim consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada for interim financial reporting, which in the case of the Company, generally conform with those established in the United States, except as explained in Note
10. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with Canadian GAAP.

     The United States dollar is the principal currency of the Company's business and, accordingly, the interim consolidated financial statements are expressed in United States dollars.

     The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The interim consolidated financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 and should be read in conjunction therewith.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

  CHANGE IN ACCOUNTING PRINCIPLES

     The Company adopted the recommendations of the Canadian Institute of Chartered Accountants Handbook Section 3500, "Earnings Per Share," effective January 1, 2001. The Company's per share information for the current and prior periods must now disclose basic and diluted earnings (loss) per share, whether or not materially different, together with a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations. In addition, the Company's per share information for the prior periods has been restated to reflect the new calculation methodology, with no impact on earnings per share.

  COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

     In the Chapter 11 and the CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the U.S. Bankruptcy Court after submission to any required vote and approval by creditors. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and the CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities, as well as all pending litigation against the Debtors arising from pre-Petition Date events, are stayed while the Debtors continue their business operations as debtors-in-possession, except in instances where the stay has been lifted by the applicable Bankruptcy Court. The Bar Date, which was the last date by which claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, was December 15, 1999. In June 2000, the Company filed amended schedules identifying additional potential creditors, for which the Bar Date was set at July 14, 2000. The Bar Date for claims against operating entities applicable to the CCAA proceedings was extended to and expired on March 17, 2000.

     As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties'

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As of April 30, 2001, the Debtors have submitted approximately 632 proofs of claim for resolution pursuant to the ADR Procedures, of which, approximately 180 claims have been resolved, 102 claims might still be resolved by the settlement offer exchange procedures and 350 claims will be arbitrated. Of the 180 claims that have been resolved, the resolution of 96 of these claims has been approved by the U.S. Bankruptcy Court. In addition, on May 4, 2001, the Company filed a motion to implement the resolution of 57 of these claims. The Company will seek U.S. Bankruptcy Court approval of the resolution of the remaining 27 claims shortly thereafter. Of the 102 as yet unresolved claims, the Company intends to file a motion to dismiss 39, based upon the claimants' failure to comply with the ADR Procedures. For those claims that have been resolved, accrued liabilities in the Company's interim consolidated financial statements have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, the ultimate settlement amount of these liabilities is not presently determinable.

     Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection of executory contracts, after December 15, 1999, will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In August 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The U.S. Bankruptcy Court denied the Company's motion to reject these non-compete agreements as a group in August 1999. In view of the U.S. Bankruptcy Court's ruling, the Debtors notified the 200 non-Debtor parties to the non-compete agreements that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants. In September 2000, the Debtors filed motions to reject 32 pre-Petition Date non-competition agreements (the "September Rejected Non-Competition Agreements"). At the same time, the Debtors also filed motions to reject 56 consulting agreements (the "Rejected Consulting Agreements"). In addition, the Debtors notified 36 other non-Debtor parties to non-competition agreements that the Debtors determined to be non-executory that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants set forth therein. As of April 30, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 26 of the September Rejected Non-Competition Agreements and approximately 47 of the Rejected Consulting Agreements. The Company may submit applications to reject additional executory contracts in the future.

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

     The Company filed the Plan with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan with the U.S. Bankruptcy Court. On May 7, 2001, the Company announced an intent to file the Second Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court. Under the Amended Plan and Second Amended Plan, liabilities subject to

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

compromise will be categorized into a class of allowed claims and further categorized into divisions. Certain of these allowed claims will receive a pro rata share of Reorganized LGII common shares, warrants and the Liquidating Trust. The amount of any claim that ultimately is allowed by the U.S. Bankruptcy Court may be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of allowed unsecured claims may differ significantly from the amounts recorded in the Company's interim consolidated financial statements. Accordingly, the amount of the pro rata distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust that ultimately will be received by a holder of an allowed unsecured claim may be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims have been resolved.

     The liabilities subject to compromise and debt are as follows:

                                                      MARCH 31, 2001           DECEMBER 31, 2000
                                                  -----------------------   -----------------------
                                                  LIABILITIES               LIABILITIES
                                                  SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                  COMPROMISE      DEBT      COMPROMISE      DEBT
                                                  -----------   ---------   -----------   ---------
                                                        (UNAUDITED)
Bank credit agreements..........................  $  352,908     $    --    $  353,115     $    --
11.12% Series D senior amortizing notes due in
  2003..........................................      36,518          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004..........................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001.........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003.........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001.........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003.........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002 (Cdn.
  $200,000,000).................................     126,791          --       133,315          --
7.20% Series 6 senior notes due in 2003.........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008.........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities
  ("PATS") and related option liability
  recorded, due in 1999.........................     309,760          --       309,760          --
Promissory notes and capital lease
  obligations...................................      89,148      68,780        86,934      73,542
Accounts payable and accrued liabilities........      84,423          --        85,126          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A..........................      75,000          --        75,000          --
Executory contracts.............................      32,041          --        29,297          --
                                                  ----------     -------    ----------     -------
                                                   2,287,021      68,780     2,289,497      73,542
Less current portion of long-term debt..........          --      23,810            --      25,598
                                                  ----------     -------    ----------     -------
                                                  $2,287,021     $44,970    $2,289,497     $47,944
                                                  ==========     =======    ==========     =======

     Litigation against the Company and its filing subsidiaries arising from events occurring prior to the Petition Date and any additional liabilities related thereto will be subject to compromise (see Note 6(a)).

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

providing for the repayment terms has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

     In March 1999, the Company deferred future dividends applicable to the MIPS. Since the Petition Date, as a result of the Chapter 11 and the CCAA filings, the Company was in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

     Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $42,872,000 for the three months ended March 31, 2001 (2000 -- $43,065,000).

     The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                                 MARCH 31      DECEMBER 31
                                                                   2001           2000
                                                                -----------    -----------
                                                                (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................     $ 76,560       $ 65,776
  11.12% Series D senior notes..............................        8,582          6,207
  7.82% Series E senior notes...............................        4,786          3,461
  7.50% Series 1 senior notes...............................       26,274         26,274
  8.25% Series 2 senior notes...............................       16,116         16,116
  7.75% Series 3 senior notes...............................       15,102         15,102
  8.25% Series 4 senior notes...............................       29,008         29,008
  6.10% Series 5 senior notes...............................       11,959         12,574
  7.20% Series 6 senior notes...............................       30,393         30,393
  7.60% Series 7 senior notes...............................       40,221         40,221
  6.70% PATS................................................       10,050         10,050
                                                                 --------       --------
                                                                 $269,051       $255,182
                                                                 ========       ========
Principal payments in arrears:
  11.12% Series D senior notes..............................     $ 17,143       $ 17,143
  7.82% Series E senior notes...............................       14,286          7,143
  6.70% PATS................................................      300,000        300,000
                                                                 --------       --------
                                                                 $331,429       $324,286
                                                                 ========       ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................     $ 14,766       $ 12,994
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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

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

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company does not plan to renew or replace the $100,000,000 New DIP Facility at its maturity date of June 30, 2001. In addition, it is contemplated under the Amended Plan, and will be contemplated under the Second Amended Plan, that an exit financing revolving credit facility will be established and will consist of a secured $100,000,000 revolving credit facility, $30,000,000 of which will be available in the form of letters of credit.

     Net cash proceeds, after payment of certain direct selling costs, generated from the Company's asset disposition program approved by the U.S. Bankruptcy Court are subject to restrictions on use. The New DIP Facility requires that such proceeds must first be used to repay any outstanding balances under the New DIP Facility. The remaining cash proceeds are required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds shall be distributed. As at March 31, 2001, cash in this segregated deposit account amounted to approximately $47,430,000 (2000 -- nil).

     Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at March 31, 2001, there were no borrowings under the New DIP Facility and the letters of credit outstanding were $12,380,000.

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

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

     The Amended Plan provides, and the Second Amended Plan will provide, for the cancellation of the debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for cancellation of such debt.

     It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

     On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding (see Note 6(a)).

     Interest expense for the three months ended March 31, 2001 includes $309,000 of debt issue cost amortization (2000 -- $928,000).

     In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 MIPS for an aggregate amount of $75,000,000. LGC is a limited partnership and LGII as its general partner manages its business and affairs. The MIPS were due August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Company and LGII. Accordingly, the MIPS have been designated as liabilities subject to compromise.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

     LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. The following presents supplemental condensed interim consolidating financial information for LGII:

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING BALANCE SHEETS -- MARCH 31, 2001 (UNAUDITED)

                                                                                                   PARENT
                                                                    PARENT                        COMPANY
                                                   SUBSIDIARY     AND OTHER     CONSOLIDATING       TLGI
                                                   ISSUER LGII   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   -----------   ------------   -------------   ------------
ASSETS
  Cash...........................................  $  177,619      $  18,047      $      --      $  195,666
  Other current assets...........................     197,277         42,830          2,591         242,698
  Long-term receivables, net of allowances.......     467,107         39,817          3,631         510,555
  Cemetery property..............................     870,902          7,683             --         878,585
  Property and equipment.........................     565,671        105,076             --         670,747
  Names and reputations..........................     531,969         51,355             --         583,324
  Pre-arranged funeral services..................     375,303         57,448             --         432,751
  Other assets...................................     455,166         14,593        (29,985)        439,774
                                                   ----------      ---------      ---------      ----------
     Total assets................................  $3,641,014      $ 336,849      $ (23,763)     $3,954,100
                                                   ==========      =========      =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
     Current liabilities.........................  $  121,000      $   7,730      $      --      $  128,730
     Other liabilities...........................     770,350         17,683          2,097         790,130
     Deferred pre-arranged funeral services
       revenue...................................     375,303         57,448             --         432,751
  Liabilities subject to compromise
     Intercompany, net of investments in and
       advances to affiliates....................   1,101,974       (499,296)      (602,678)             --
     Third party.................................   2,118,366        168,655             --       2,287,021
  Shareholders' equity (deficit).................    (845,979)       584,629        576,818         315,468
                                                   ----------      ---------      ---------      ----------
     Total liabilities and shareholders'
       equity....................................  $3,641,014      $ 336,849      $ (23,763)     $3,954,100
                                                   ==========      =========      =========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS -- DECEMBER 31, 2000

                                                                                                   PARENT
                                                                    PARENT                        COMPANY
                                                   SUBSIDIARY     AND OTHER     CONSOLIDATING       TLGI
                                                   ISSUER LGII   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   -----------   ------------   -------------   ------------
ASSETS
  Cash...........................................  $  142,703     $  16,387       $      --      $  159,090
  Other current assets...........................     205,488        48,449           2,831         256,768
  Long-term receivables, net of allowances.......     480,621        49,852           4,191         534,664
  Cemetery property..............................     873,610         8,470              --         882,080
  Property and equipment.........................     574,842       112,962              --         687,804
  Names and reputations..........................     537,953        62,756              --         600,709
  Pre-arranged funeral services..................     367,273        60,565              --         427,838
  Other assets...................................     450,246        11,716         (30,009)        431,953
                                                   ----------     ---------       ---------      ----------
     Total assets................................  $3,632,736     $ 371,157       $ (22,987)     $3,980,906
                                                   ==========     =========       =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
     Current liabilities.........................  $  124,430     $  13,555       $      --      $  137,985
     Other liabilities...........................     781,894        12,823           2,417         797,134
     Deferred pre-arranged funeral services
       revenue...................................     367,273        60,565              --         427,838
  Liabilities subject to compromise
     Intercompany, net of investments in and
       advances to affiliates....................   1,100,424      (496,820)       (603,604)             --
     Third party.................................   2,114,104       175,393              --       2,289,497
  Shareholders' equity (deficit).................    (855,389)      605,641         578,200         328,452
                                                   ----------     ---------       ---------      ----------
     Total liabilities and shareholders'
       equity....................................  $3,632,736     $ 371,157       $ (22,987)     $3,980,906
                                                   ==========     =========       =========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED) SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                                                            PARENT                        PARENT COMPANY
                                          SUBSIDIARY      AND OTHER      CONSOLIDATING         TLGI
                                          ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                          -----------    ------------    -------------    --------------
Revenues................................   $195,247        $ 21,848         $    --          $217,095
Costs and expenses......................    175,885          14,520             800           191,205
Provision for asset impairment..........      6,473          11,407              --            17,880
                                           --------        --------         -------          --------
Earnings from operations................     12,889          (4,079)           (800)            8,010
Interest on long-term debt..............      2,708           1,255          (1,183)            2,780
Reorganization costs....................      7,677           2,108              --             9,785
Other expenses..........................      2,136             354              --             2,490
                                           --------        --------         -------          --------
Earnings (loss) before income taxes.....        368          (7,796)            383            (7,045)
Income taxes............................      2,381           1,340            (320)            3,401
                                           --------        --------         -------          --------
Net earnings (loss).....................   $ (2,013)       $ (9,136)        $   703          $(10,446)
                                           ========        ========         =======          ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                                                            PARENT                        PARENT COMPANY
                                          SUBSIDIARY      AND OTHER      CONSOLIDATING         TLGI
                                          ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                          -----------    ------------    -------------    --------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities....   $ 26,806        $  1,655         $    --          $ 28,461
Cash flows from investing activities....     11,942             132              --            12,074
Cash flows from financing activities....     (3,832)           (127)             --            (3,959)
                                           --------        --------         -------          --------
Increase in cash........................     34,916           1,660              --            36,576
Cash, beginning of period...............    142,703          16,387              --           159,090
                                           --------        --------         -------          --------
Cash, end of period.....................   $177,619        $ 18,047         $    --          $195,666
                                           ========        ========         =======          ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                                            PARENT COMPANY
                                      SUBSIDIARY         PARENT AND        CONSOLIDATING         TLGI
                                      ISSUER LGII    OTHER SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                      -----------    ------------------    -------------    --------------
Revenues............................   $231,935           $24,922             $    --          $256,857
Costs and expenses..................    190,159            15,697               3,475           209,331
                                       --------           -------             -------          --------
Earnings from operations............     41,776             9,225              (3,475)           47,526
Interest on long-term debt..........      3,184               210                 (96)            3,298
Reorganization costs................      5,569             1,370                  --             6,939
Other expenses......................       (623)            2,289                  --             1,666
                                       --------           -------             -------          --------
Earnings before income taxes........     33,646             5,356              (3,379)           35,623
Income taxes........................     11,270             2,944              (1,390)           12,824
                                       --------           -------             -------          --------
Net earnings........................   $ 22,376           $ 2,412             $(1,989)         $ 22,799
                                       ========           =======             =======          ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                                            PARENT COMPANY
                                         SUBSIDIARY        PARENT AND       CONSOLIDATING        TLGI
                                         ISSUER LGII   OTHER SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
                                         -----------   ------------------   -------------   --------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities...    $ 9,563          $ 43,519            $ --           $ 53,082
Cash flows from investing activities...     (4,691)           (2,643)             --             (7,334)
Cash flows from financing activities...     29,426           (41,546)             --            (12,120)
                                           -------          --------            ----           --------
Increase in cash.......................     34,298              (670)             --             33,628
Cash, beginning of period..............     42,396            12,770              --             55,166
                                           -------          --------            ----           --------
Cash, end of period....................    $76,694          $ 12,100            $ --           $ 88,794
                                           =======          ========            ====           ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

     During 1999, as a result of the Company's reorganization proceedings and operating performance decline, the Company conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations. In January 2000, the U.S. Bankruptcy Court approved the Company's program for disposition. In calculating the related long-lived asset impairment provision, the Company used estimated cash flow from operations for properties anticipated to be held for their remaining life and, for locations identified as probable for sale, used estimated cash proceeds on the anticipated sale of these properties.

     During 2000, the Company revised its estimates of expected proceeds of the locations held for disposal, resulting in a pre-tax impairment provision to the locations' assets of $132,276,000.

     At March 31, 2001, the Company further revised its estimates of expected proceeds of the locations held for disposal, and identified two funeral homes and one cemetery, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, a pre-tax asset impairment provision of $17,880,000 was recorded, primarily as a result of the locations that were not part of the previously-announced disposition properties.

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

     During the three months ended March 31, 2001, the Company sold 54 funeral homes (2000 -- nil) and 48 cemeteries (2000 -- nil) for gross proceeds of $28,978,000 (2000 -- nil), before closing and other settlement costs of $155,000 (2000 -- nil), resulting in a pre-tax loss of $2,503,000 (2000 -- nil).

NOTE 5.  REORGANIZATION COSTS

     The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the CCAA as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
Professional fees and other costs...........................  $ 9,319     $5,138
Key Employee Retention Plan costs...........................    2,770      1,964
Interest income.............................................   (2,304)      (325)
Executory contracts submitted for rejection.................       --        (11)
Deferred debt issue costs written off.......................       --        173
                                                              -------     ------
                                                              $ 9,785     $6,939
                                                              =======     ======

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

NOTE 5.  REORGANIZATION COSTS -- (CONTINUED)

     In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise are retained during the reorganization process.

NOTE 6.  CONTINGENCIES

  (a) LEGAL CONTINGENCIES

     On the Petition Date, the Company and each of approximately 850 United States subsidiaries and one foreign subsidiary filed a voluntary petition for creditor protection and to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The filings subsequently were consolidated for joint administration (In re: Loewen Group International, Inc., et al., No. 99-1244). On the same day, the Company and 117 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

     The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed the Plan and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed the Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court. On May 7, 2001, the Company announced an intent to file the Second Amended Plan and related Disclosure Statement with the U.S. Bankruptcy Court.

     The Company and its subsidiaries, under creditor protection, are presently operating their businesses as debtors-in-possession and are parties to the New DIP Facility, a $100,000,000 revolving credit agreement that has been approved by the U.S. Bankruptcy Court. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the reorganization proceedings.

     As a result of the Chapter 11 and the CCAA filings, litigation against the Company and its filing subsidiaries, in respect of pre-Petition Date matters, generally has been stayed since the Petition Date, except in instances where the stay has been lifted by the applicable Bankruptcy Court, and any additional liabilities related thereto will be subject to compromise.

     As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the ADR Procedures approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As of April 30, 2001, the Debtors have submitted approximately 632 proofs of claim for resolution pursuant to the ADR Procedures, of which, approximately 180 claims have been resolved, 102 claims might still be resolved by the settlement offer exchange procedures and 350 claims will be arbitrated. Of the 180 claims that have been resolved, the resolution of 96 of these claims has been approved by the U.S. Bankruptcy Court. In addition, on May 4, 2001, the Company filed a motion to implement the resolution of 57 of these claims. The Company will seek

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

U.S. Bankruptcy Court approval of the resolution of the remaining 27 claims shortly thereafter. Of the 102 as yet unresolved claims, the Company intends to file a motion to dismiss 39, based upon the claimants' failure to comply with the ADR Procedures. For those claims that have been resolved, accrued liabilities in the Company's interim consolidated financial statements have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

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

     Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Action. Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery. The Court has also established a mediation procedure with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator was appointed and mediation sessions occurred in February, March and April 2001. The mediation was unsuccessful in resolving the Collateral Trust Agreement dispute. The mediator has provided a report to the Company regarding the mediation and the underlying dispute. The Second Amended Plan will adopt the mediator's recommendations and will propose creditor recoveries at the mid-point of the mediator's recommended range.

     Following the Court's denial of Bankers Trust Company's motion to stay the adversary proceeding, the Company filed an answer that, among other things, supported the treatment of the Subject Debt as set forth in the Amended Plan. Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement. The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action or when that litigation might be completed.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

  OTHER

     Except as noted above, there were no material changes to previously reported litigation, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

  (b) INVESTMENT CONTINGENCIES -- PRIME AND ROSE HILLS

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

     Under a Put/Call Agreement entered into with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone"), the majority investor of Prime and Rose Hills, in August 1996, the Company has the option to acquire ("Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Under a Put/Call Agreement entered into with Blackstone in November 1996, the Company has the option to acquire ("Call") Blackstone's Rose Hills common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. Blackstone has the option to sell ("Put") its Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Put/Call Agreement. The Company guaranteed LGII's obligations.

     In addition, in 1998 and 1999, the Company determined that its exercise of the call was unlikely, and the exercise of the put was likely. As a result, based on the Company's determination of the difference between the estimated put option prices and the estimated fair value of the majority investor's equity in Prime and Rose Hills, the Company recorded contingent losses and corresponding liabilities. The respective contingent liabilities have been recorded in "Other liabilities," net of the carrying value of the investment in Rose Hills. Such amounts could change based on changes in the estimated future values of the businesses.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

     On April 12, 2001, Blackstone, RHI Management Direct L.P. ("RHI") and the Company entered into a settlement and resolution of any and all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Blackstone Settlement"):

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

     (ii) Reorganized LGII will assume the Rose Hills Put/Call Agreement as amended and modified by the agreement to be entered into to effect the Blackstone Settlement; and

     (iii) the Rose Hills Put/Call Agreement will be amended and modified to provide that:

           -  the Rose Hills Put will automatically be exercised;

           - in full satisfaction of all of the Debtors' obligations under the Rose Hills Put/Call Agreement, Reorganized LGII will deliver to Blackstone and RHI $24,679,000 aggregate principal amount of Reorganized LGII unsecured subordinated convertible notes, a number of shares of Reorganized LGII common shares with an aggregate value of $6,515,000 using, for such purpose, the estimated value per share of Reorganized LGII common shares based on the midpoint of the assumed reorganization value of Reorganized LGII set forth in the Disclosure Statement filed with the plan of reorganization that is confirmed by the U.S. Bankruptcy Court, and assume the obligations under the $445,000 note issued by RHI to Rose Hills;

           - in full satisfaction of all of the obligations of Blackstone and RHI under the Rose Hills Put/Call Agreement, Blackstone and RHI will convey to Reorganized LGII all of the Rose Hills common shares owned by them, free and clear of all liens; and

           - upon the closing of such transactions, the Rose Hills Put/Call Agreement will terminate and be of no further force or effect.

     The Blackstone Settlement is conditional upon a plan of reorganization for Reorganized LGII being confirmed on or before December 31, 2001. Because of this contingency, no adjustments have been made to previously recorded provisions in the Company's interim consolidated financial statements as a result of the Blackstone Settlement.

     There were no other material changes to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 6.  CONTINGENCIES -- (CONTINUED)

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

NOTE 7.  CHANGES IN OTHER NON-CASH BALANCES

     Supplemental disclosures related to statements of cash flows consist of the following:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
     Trade..................................................  $  8,507    $  6,159
     Other..................................................      (139)    (11,576)
  Inventories...............................................    (1,602)        350
  Prepaid expenses..........................................    (7,437)        142
  Amounts receivable from cemetery merchandise trusts.......   (13,557)    (17,197)
  Installment contracts, net of allowances..................    16,495      14,119
  Cemetery property.........................................       (81)        315
  Other assets..............................................       179         846
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................    (5,539)     (1,955)
  Other liabilities.........................................     1,925      (1,335)
  Cemetery long-term liabilities............................    (2,130)      4,097
  Insurance policy liabilities..............................     5,521       5,057
  Other changes in non-cash balances........................        (8)      1,410
                                                              --------    --------
                                                              $  2,134    $    432
                                                              ========    ========
Supplemental information:
  Interest paid.............................................  $  1,603    $  1,937
  Taxes paid................................................     1,044       3,330
  Bad debt expense..........................................     5,835       8,250
Non-cash investing and financing activities:
  Capital leases............................................      (183)     (1,855)

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  SEGMENTED INFORMATION

     The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

FOR THE THREE MONTHS ENDED MARCH 31, 2001   FUNERAL          CEMETERY        INSURANCE        OTHER         CONSOLIDATED
-----------------------------------------  ----------       ----------       ---------       --------       ------------
(UNAUDITED)
Revenue earned from external sales:
  2001...............................      $  143,720       $   47,291       $ 26,084        $     --        $  217,095
  2000...............................         161,070           71,228         24,559              --           256,857
Earnings (loss) from operations:
  2001...............................      $   15,222       $      812       $  4,548        $(12,572)       $    8,010
  2000...............................          40,601           15,296          5,444         (13,815)           47,526
Total assets, as at:
  March 31, 2001 (unaudited).........      $1,765,209       $1,579,974       $326,017        $282,900        $3,954,100
  December 31, 2000..................       1,827,934        1,630,759        318,178         204,035         3,980,906

     The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................  $ 20,582    $ 61,341
Other expenses of operations:
  General and administrative expenses.......................   (10,951)    (12,182)
  Depreciation and amortization.............................    (1,621)     (1,633)
                                                              --------    --------
Total earnings from operations..............................  $  8,010    $ 47,526
                                                              ========    ========

NOTE 9.  SHARE CAPITAL

     In March 1999, the Company announced that future dividends on the Series C Preferred Shares would be deferred. As of March 31, 2001, the deferred dividends aggregated $16,736,000. Under the terms of these Preferred shares, they become convertible at the option of the holder into Common shares upon deferral of preferred dividends for six consecutive calendar quarters.

     As of April 2, 2001, the Company had deferred payment of dividends for nine consecutive calendar quarters. Accordingly, these Preferred shares are currently convertible into Common shares at a ratio of 9.458 Common shares per Preferred share. However, the Company is not accepting requests for conversion.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES

     The interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles differ in the following material respects from those in the United States as summarized below. The U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") was required to be implemented for U.S. GAAP in the fourth quarter of 2000, with effect from January 1, 2000. For U.S. GAAP purposes, the summary below reflects the effects of the revenue recognition concepts of SAB 101 as applied on a prospective basis only, for pre-need sales contracts consummated on or after January 1, 2001, but does not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings. Accordingly, the following information, with respect to SAB 101, is not in accordance with U.S. GAAP.

  (a) Earnings (loss) and earnings (loss) per Common share

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
Net earnings (loss) in accordance with Canadian GAAP........  $(10,446)   $22,799
Effects of differences in accounting for:
  Pre-arranged funeral and cemetery arrangements (c)........   (10,941)        --
  Other.....................................................    (1,467)      (464)
                                                              --------    -------
Net earnings (loss) in accordance with U.S. GAAP, except as
  noted above...............................................   (22,854)    22,335
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    (2,538)      (638)
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the
       period................................................   (4,690)       371
     Less: reclassification adjustment for losses included
       in net earnings (loss)................................     (450)      (309)
                                                              --------    -------
Comprehensive income (loss) in accordance with U.S. GAAP,
  except as noted above.....................................  $(30,532)   $21,759
                                                              ========    =======

     Basic earnings (loss) per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
Net earnings (loss) in accordance with U.S. GAAP, except as
  noted above...............................................  $(22,854)   $22,335
  Less provision for Preferred share dividends..............     2,160      2,270
                                                              --------    -------
Net earnings (loss) in accordance with U.S. GAAP, except as
  noted above attributable to Common shareholders...........  $(25,014)   $20,065
                                                              ========    =======
Weighted average number of shares outstanding (thousands)...    74,145     74,145
Basic earnings (loss) per Common share......................  $  (0.34)   $  0.27

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES -- (CONTINUED)

  (b) Balance Sheet

     The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                                 MARCH 31, 2001               DECEMBER 31, 2000
                                           ---------------------------   ---------------------------
                                            CANADIAN     UNITED STATES    CANADIAN     UNITED STATES
                                              GAAP           GAAP           GAAP           GAAP
                                           -----------   -------------   -----------   -------------
                                                   (UNAUDITED)
Assets:
  Long-term receivables, net of
     allowances..........................  $   510,555    $   506,450    $   534,664    $   540,883
  Cemetery property......................      878,585        802,903        882,080        804,998
  Other assets...........................      127,470        147,960        126,980        151,098
Liabilities and Shareholders' Equity:
  Insurance policy liabilities...........      210,248        247,881        204,727        241,570
  Future income tax liabilities..........      142,423        118,231        144,570        123,540
  Deferred pre-need revenue..............           --         12,493             --             --
  Common shares..........................    1,276,414      1,302,819      1,276,414      1,302,819
  Deficit................................   (1,128,080)    (1,200,706)    (1,117,634)    (1,179,122)
Accumulated other comprehensive income:
Unrealized gains on securities available
  for sale, net of tax...................           --         (2,052)            --          2,188
  Foreign exchange adjustment............        9,990        (19,007)        12,528        (16,469)

  (c) Pre-arranged funeral and cemetery arrangements

     In December 1999, the SEC issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) and related cost of sales under pre-need arrangements will be recorded at the time of product delivery, performance of services, or transfer of interment right title, and selling costs will be expensed as incurred. This revenue recognition policy is required to be applied with effect from January 1, 2000. The effects of SAB 101 will result in a significant deferral of revenue for the Company. However, as a result of the Company's Chapter 11 filing and its expected emergence therefrom, the Company will be required to apply "fresh start" accounting principles in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which in turn requires adherence to the principles of "purchase" accounting as prescribed by Accounting Principles Board Opinion No. 16, "Business Combinations." The effective result of these principles is to reflect the assets and liabilities of the emerging entity at fresh start at their fair values, similar to an acquisition. The effects of SAB 101, if applied by the Company prior to emergence from Chapter 11, would be significantly impacted by the application of "fresh start" accounting principles. Accordingly, the Company implemented SAB 101 for U.S. GAAP purposes prospectively for pre-need sales contracts consummated on or after January 1, 2001, but did not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001. The Company's 2001 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings.

     The effect of these changes in accounting principles for the three months ended March 31, 2001 was a reduction in pre-need revenue of $12,493,000 and $951,000 in related costs, representing $2,702,000 of cost of sales, net of $1,751,000 of obtaining costs, which are deferred under Canadian GAAP.

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

     The U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") was required to be implemented in accordance with United States generally accepted accounting principles ("GAAP") in the fourth quarter of 2000, with effect from January 1, 2000. The Company's 2001 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings. For U.S. GAAP purposes, the Company implemented SAB 101 prospectively for pre-need sales contracts consummated on or after January 1, 2001, but did not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001, as a result of the Company's ongoing reorganization proceedings.

OVERVIEW

     The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at April 30, 2001, the Company operated 932 funeral homes and 349 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at April 30, 2001, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

FINANCIAL CONDITION

  REORGANIZATION PROCEEDINGS

     On June 1, 1999 (the "Petition Date"), Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of Loewen voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's consolidated revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the Chapter 11 and the CCAA filings. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

     The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Plan and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed the First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001. On May 7, 2001, the Company announced an intention to file a Second Amended Joint Plan of Reorganization (the "Second Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court.

     The primary objectives of the Second Amended Plan will be to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Amended Plan provides, and the Second Amended Plan will provide for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     -  the cancellation of currently outstanding LGII common shares;

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the holders of the MIPS accept the proposed plan of reorganization);

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

     The Second Amended Plan will differ from the Amended Plan, primarily in that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will no longer be treated on a pari passu basis.

     Current holders of Loewen's Common shares and Series C Preferred shares would receive no value under the Amended Plan or Second Amended Plan. In addition to the principal transactions contemplated by the Amended Plan and Second Amended Plan, pursuant to an order of the Canadian Court, certain of Loewen's Canadian subsidiaries will be restructured and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings.

     If the Second Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the Second Amended Plan. As a result, the reported amounts in the Interim Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

RESULTS OF OPERATIONS

     Detailed below are the Company's operating results for the three months ended March 31, 2001 and 2000, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes, which are presented as a percentage of earnings before income taxes.

     The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 8 to the Interim Consolidated Financial Statements.

                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                           MARCH 31                MARCH 31
                                                      ------------------      ------------------
                                                       2001        2000        2001        2000
                                                      ------      ------      ------      ------
                                                        (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral...........................................  $143.7      $161.1       66.2        62.7
  Cemetery..........................................    47.3        71.2       21.8        27.7
  Insurance.........................................    26.1        24.6       12.0         9.6
                                                      ------      ------      -----       -----
     Total..........................................  $217.1      $256.9      100.0       100.0
                                                      ======      ======      =====       =====
Gross margin
  Funeral...........................................  $ 41.1      $ 54.8       28.6        34.0
  Cemetery..........................................     9.4        19.6       19.9        27.5
  Insurance.........................................     4.6         5.4       17.5        22.2
                                                      ------      ------
     Total..........................................    55.1        79.8       25.4        31.1
Expenses
  General and administrative........................    15.6        17.7        7.2         6.9
  Depreciation and amortization.....................    13.6        14.6        6.3         5.7
  Provision for asset impairment....................    17.9          --        8.2          --
                                                      ------      ------
  Earnings from operations..........................     8.0        47.5        3.7        18.5
  Interest on long-term debt........................     2.8         3.3        1.3         1.3
  Reorganization costs..............................     9.8         6.9        4.5         2.7
  Other expenses....................................     2.5         1.7        1.1         0.6
  Income taxes......................................     3.4        12.8        n/a        36.0
                                                      ------      ------
  Net earnings (loss)...............................  $(10.5)     $ 22.8       (4.8)        8.9
                                                      ======      ======

  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     Consolidated revenue decreased 15.5% to $217.1 million for the three months ended March 31, 2001, from $256.9 million in 2000. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased by 31.0%, to $55.1 million for the three months ended March 31, 2001, from $79.8 million in 2000, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, also increased for all businesses. As a percentage of revenue, consolidated gross margin decreased to 25.4% for the three months ended March 31, 2001, compared to 31.1% in 2000.

     Funeral revenue decreased 10.8% to $143.7 million for the three months ended March 31, 2001, compared to $161.1 million in 2000, primarily due to fewer funeral services, as a result of the sale of 155 funeral homes, 101 of which occurred in the fourth quarter of 2000, and 54 of which occurred during the three months ended March 31, 2001, and partly, management believes, attributable to continuing consumer concerns caused by the reorganization proceedings. At locations in operation for all of the three months ended March 31, 2001 and 2000, the average revenue per funeral service decreased by 1.4%, while the number of services performed decreased by 3.9%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 28.6% for the three months ended March 31, 2001, from 34.0% in 2000, principally as a result of lower revenues and higher location operating costs. A significant reduction in future funeral revenue is expected as a result of the recent sales of funeral homes, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Cemetery revenue decreased 33.6% to $47.3 million for the three months ended March 31, 2001, from $71.2 million in 2000, due to the sale of 81 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 48 of which occurred during the three months ended March 31, 2001, as well as, management believes, continuing consumer concerns caused by the reorganization proceedings. In addition, revenues were negatively impacted by previous pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 19.9% for the three months ended March 31, 2001, from 27.5% in 2000, primarily due to lower revenue, and a less than commensurate decline in location costs. A significant reduction in future cemetery revenue is expected as a result of the recent sale of cemeteries, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Insurance revenue increased 6.2% to $26.1 million for the three months ended March 31, 2001, from $24.6 million in 2000. Overall insurance gross margin as a percentage of insurance revenue decreased to 17.5% for the three months ended March 31, 2001, from 22.2% in 2000, primarily due to increased benefits and claims costs.

     General and administrative expenses were reduced 12.1%, or $2.1 million, to $15.6 million for the three months ended March 31, 2001, from $17.7 million in 2000. The decrease in general and administrative expenses for the three months ended March 31, 2001 is primarily due to the Company's continuing program to operate more efficiently and implement system improvements. General and administrative expenses, as a percentage of revenue, increased slightly to 7.2% for the three months ended March 31, 2001, from 6.9% in 2000, as the cost reduction was more than offset by the effect of the revenue decline.

     Depreciation and amortization expenses decreased to $13.6 million for the three months ended March 31, 2001, from $14.6 million in 2000, primarily due to dispositions and asset impairment provisions recorded after March 31, 2000. As a percentage of revenue, depreciation was 6.3% for the three months ended March 31, 2001, and 5.7% in 2000, as the decline in depreciation expense was more than offset by the effect of the revenue decline.

     At March 31, 2001, the Company further revised its estimates of expected proceeds of the previously-announced disposition properties, and identified two funeral homes and one cemetery, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, a pre-tax asset impairment provision of $17.9 million (2000 -- nil) was recorded, primarily as a result of the locations that were not part of the previously-announced disposition properties. The pre-tax asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

     Interest expense on long-term debt decreased by $0.5 million to $2.8 million for the three months ended March 31, 2001, from $3.3 million in 2000. The decrease is primarily due to the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $42.9 million and $43.1 million for the three months ended March 31, 2001 and 2000, respectively.

     Reorganization costs increased to $9.8 million for the three months ended March 31, 2001, from $6.9 million in 2000. These costs, before offsetting interest income of $2.3 million, primarily consisted of $9.3 million for professional fees for legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, and $2.8 million for the Company's Key Employee Retention Plan. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $148.5 million as at March 31, 2001.

     Income tax expense for the three months ended March 31, 2001 was $3.4 million, compared to $12.8 million in 2000. The Company was not able to realize a significant income tax benefit from the charges associated with goodwill and reorganization recorded in the three months ended March 31, 2001 and 2000, because these items were generally not deductible for tax purposes or realization of the associated future tax benefits was not considered more likely than not. In addition, losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at March 31, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the Canadian and United States statutory rates.

     The Company had a net loss of $10.5 million for the three months ended March 31, 2001, compared to net earnings of $22.8 million in 2000. Basic and diluted loss per share were $0.17 for the three months ended March 31, 2001, compared to basic and diluted earnings per share of $0.28 in 2000. The net loss for the three months ended March 31, 2001 was primarily due to lower gross margins for all businesses, the provision for asset impairment and higher reorganization costs and other expenses, partially offset by lower income taxes, general and administrative expenses, depreciation and amortization expense and interest expense.

     The Company's statement of cash flows for the three months ended March 31, 2001 reflects cash provided from operations of $28.5 million, compared to $53.1 million in 2000. The increase in cash of $36.6 million for the three months ended March 31, 2001, compared to $33.6 million in 2000, is primarily due to the sale of funeral homes and cemeteries, as well as cash provided from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a $200 million revolving credit agreement dated June 1, 1999 (the "DIP Facility"). In May 2000, Loewen and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility, which will be used primarily to fund LGII's working capital needs during the course of the reorganization proceedings, contains fewer and less onerous financial covenants than the DIP Facility. The credit limit was reduced to $100 million and the number of participating banks was reduced from 15 to seven. The material covenants that remain are restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit is limited to a maximum of $50 million. In addition, the cash generated by the Company's asset disposition program is generally restricted and subject to U.S. Bankruptcy Court approval prior to distribution. See Note 3 to the Interim Consolidated Financial Statements. The New DIP Facility is secured by a perfected security interest in substantially all of the existing and future assets of LGII and its U.S. debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also have the benefit of a "super-priority" administrative expense claim in LGII's reorganization proceedings.

     Currently, loans made under the New DIP Facility bear interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the New DIP Facility. Related debt issue costs have been deferred and are being amortized over the remaining life of the New DIP Facility. As at March 31, 2001, there were no borrowings under the New DIP Facility and the letters of credit outstanding were $12.4 million.

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company does not plan to renew or replace the $100 million New DIP Facility at its maturity date of June 30, 2001. In addition, it is contemplated under the Amended Plan, and will be contemplated under the Second Amended Plan, that an exit financing revolving credit facility will be established and will consist of a secured $100 million revolving credit facility, $30 million of which will be available in the form of letters of credit.

     As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until the Second Amended Plan, providing for the repayment terms, has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

     Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $42.9 million for the three months ended March 31, 2001 (2000 -- $43.1 million).

     In March 1999, the Company deferred future dividends applicable to the MIPS. Since the Petition Date, as a result of the Chapter 11 and the CCAA filings, the Company was in default of its bank and term credit agreements, senior amortizing notes and senior notes and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

     The Company's balance sheet at March 31, 2001, as compared to December 31, 2000, reflects changes from operations, as well as the effect of impairment provisions and dispositions.

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

     In April 2000, the Company announced that under the Collateral Trust Agreement, there is uncertainty as to the secured status of the Company's Series 3, 4, 6 and 7 Senior Notes and the Pass-through Asset Trust Securities ("PATS") (collectively, the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1.1 billion. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements. Pursuant to the agreements with lender representatives in connection with financings subsequent to the establishment of the Collateral Trust Agreement, the Company and LGII have treated the Subject Debt as secured. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt.

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

     The Amended Plan provides, and the Second Amended Plan will provide, for the cancellation of debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for the cancellation of such debt.

     It is not known when the uncertainty will be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

  RESTRICTIONS

     In addition to the financial and other restrictive covenants contained in the New DIP Facility described above, the Company's insurance subsidiaries, which have not filed for creditor protection under Chapter 11, are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

  DISPOSITIONS

     In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the U.S. Bankruptcy Court approved the Company's disposition process for the locations identified. This number of disposition properties has since been revised and will be continually revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. During 2000, the Company sold 101 funeral homes and 33 cemeteries for gross proceeds of $38 million. During the three months ended March 31, 2001, the Company sold 54 funeral homes and 48 cemeteries for gross proceeds of $29 million. As of April 30, 2001, the Company sold a further 2 funeral homes and 4 cemeteries for gross proceeds of $1.8 million. As of April 30, 2001, the Company had formal bids on 98 of the remaining disposition properties. These bids currently have been either approved by or are pending approval by the U.S. Bankruptcy Court. Potential buyers have commenced or are continuing due diligence and negotiations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Prior to the Chapter 11 and the CCAA filings, the Company used derivatives, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposure to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market-sensitive financial instruments and constitutes "forward-looking statements," which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

     The Company also has operations in the United Kingdom (32 locations), which is generally stable politically and economically, and is not highly inflationary.

  Equity-Price Risk Management

     The sale of pre-arranged funeral services, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, or managing trusts that have significant investment in, mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in pre-arranged funeral trusts do not result in significant current income fluctuation, as the income is not realized until services are performed. Investments in pre-need cemetery merchandise trusts and insurance invested assets predominately hold fixed income securities. These investments are generally not sold prior to maturity. Accordingly, any unrealized gains or losses created by fluctuations in interest rates will not be realized. The Company manages the mix of equities and fixed income securities in accordance with policies set by the Investment Committee, which is comprised of members of senior management. The Investment Committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     On June 1, 1999 (the "Petition Date"), The Loewen Group Inc. (the "Company") and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). The filings subsequently were consolidated for joint administration (In re: Loewen Group International, Inc., et al., No. 99-1244). On the same day, the Company and 117 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts") (File No. 99-CL-3384). The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the filings. Subsequent to the Petition Date, three additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

     The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court. On May 7, 2001, the Company announced an intention to file a Second Amended Joint Plan of Reorganization (the "Second Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court.

     The Company and its subsidiaries, under creditor protection, are presently operating their businesses as debtors-in-possession and on May 24, 2000, entered into a new $100 million revolving credit agreement (the "New DIP Facility") that was approved by the U.S. Bankruptcy Court. An Official Unsecured Creditors' Committee has been appointed by the United States trustee in the reorganization proceedings.

     As a result of the Chapter 11 and the CCAA filings, litigation against the Company and its filing subsidiaries, in respect of pre-Petition Date matters, generally has been stayed since the Petition Date, except in instances where the stay has been lifted by the applicable Bankruptcy Court, and any additional liabilities related thereto will be subject to compromise.

     As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As of April 30, 2001, the Debtors have submitted approximately 632 proofs of claim for resolution pursuant to the ADR Procedures, of which, approximately 180 claims have been resolved, 102 claims might still be resolved by the settlement offer exchange procedures and 350 claims will be arbitrated. Of the 180 claims that have been resolved, the resolution of 96 of these claims has been approved by the U.S. Bankruptcy Court. In addition, on May 4, 2001, the Company filed a motion to implement the resolution of 57 of these claims. The Company will seek U.S. Bankruptcy Court approval of the resolution of the remaining 27 claims shortly thereafter. Of the 102 as yet unresolved claims, the Company intends to file a motion to dismiss 39, based upon the claimants' failure to comply with the ADR Procedures. For those claims that have been resolved, accrued liabilities in the Company's Interim Consolidated Financial Statements have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, these liabilities are not presently determinable.

  BANKERS TRUST ACTION

     On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors' Committee, State Street Bank and U.S. Bank (the indenture trustees for certain of the Company's debt issues), the Bank of Montreal and Wachovia Bank of Georgia.

     Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, has filed a motion to intervene in the Bankers Trust Action. Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery. The Court has also established a mediation procedure with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator was appointed and mediation sessions occurred in February, March and April 2001. The mediation was unsuccessful in resolving the Collateral Trust Agreement dispute. The mediator has provided a report to the Company regarding the mediation and the underlying dispute. The Second Amended Plan will adopt the mediator's recommendations and will propose creditor recoveries at the mid-point of the mediator's recommended range.

     Following the Court's denial of Bankers Trust Company's motion to stay the adversary proceeding, the Company filed an answer that, among other things, supported the treatment of the Subject Debt as set forth in the Amended Plan. Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement. The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action, or when that litigation might be completed.

  OTHER

     Except as noted above there were no material changes to previously reported litigation, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company is a party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The amounts in default and arrears on the Company's senior debt obligations, including dividends in arrears, are provided in Notes 3 and 9 to the Company's Interim Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the U.S. Securities and Exchange Commission (the "SEC") and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. Certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of the Company's Second Amended Plan, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of the Second Amended Plan, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     2. Reorganization and Related Proceedings. If the Second Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, LGII, as contemplated for reorganization under the Second Amended Plan ("Reorganized LGII"), will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values to be determined in connection with the Second Amended Plan. The carrying value of assets and liabilities recorded in Reorganized LGII's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the Company's Interim Consolidated Financial Statements at March 31, 2001. There can be no assurance that the Company will successfully emerge from reorganization proceedings.

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

     The Company's Second Amended Plan and related Disclosure Statement will describe the proposed structure and business operations of Reorganized LGII, and will provide a proposed schedule of creditor recoveries. In addition, the Second Amended Plan will treat the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to the benefits of the collateral held by the collateral trustee. The Second Amended Plan will differ from the Amended Plan, primarily in that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will no longer be treated on a pari passu basis. The Second Amended Plan and the related Disclosure Statement will be subject to approval by the U.S. Bankruptcy Court, and the Second Amended Plan will be subject to a vote by certain classes of creditors. The Company anticipates that certain creditors of the Company are likely to challenge the Second Amended Plan.

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

     Revenue will be affected by the change in accounting policies associated with the application of the guidance provided by the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as well as the impact of "fresh start" accounting when the Company emerges from the Chapter 11 and the CCAA reorganization proceedings.

     Revenue is also affected by the level of dispositions. The Company's revenue for the three months ended March 31, 2001 has been significantly and adversely affected by the sales of a substantial number of funeral and cemetery properties and future revenue will similarly be affected. See "Dispositions" below. Revenue may also be affected by the negative implications associated with the reorganization proceedings.

     4. Dispositions. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court approved the Company's proposed disposition process. During 2000, the Company sold 101 funeral homes and 33 cemeteries. During the three months ended March 31, 2001, the Company sold an additional 54 funeral homes and 48 cemeteries. As at April 30, 2001, the Company sold a further 2 funeral homes and 4 cemeteries, and the Company had formal bids for a further 98 properties. The number of disposition properties has since been revised and will continually be revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

     5. Tax Rate. Tax expense for 2001 varies significantly from the expected statutory rate because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions, (ii) various charges associated with goodwill and the reorganization reduce book income but not taxable income, and (iii) the tax benefit otherwise associated with the Company's losses has been substantially offset by the valuation allowance. The Company expects that its effective income tax rate for 2001 will likely continue to vary significantly from the Canadian statutory rate.

     Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101 may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its Interim Consolidated Balance Sheet at March 31, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

     Debt discharged under Chapter 11 and the CCAA is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including, but not limited to, operating and capital loss carryforwards.

     6. Other. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement the Second Amended Plan or any plan of reorganization pursuant to reorganization proceedings that provides for achieving profitable operations and obtaining appropriate financing, among other things, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and, if necessary, debtor-in-possession financing, (iv) dispositions and the related valuation of assets, (v) competition, (vi) the level of the Company's general and administrative costs, and (vii) changes in applicable governmental regulations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

     4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES
 4.1.1 Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62% Senior Guaranteed
           Notes, Series D, due September 11, 2003, issued by Loewen
           ("Series D Notes"), as amended on June 10, 1994(3)
 4.1.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference September 1, 1993, among Loewen, LGII and institutions named therein, re Series D
           Notes(6)
 4.1.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party(7)
   4.2 Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(3)
 4.3.1     Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed
           Notes, Series E, due February 25, 2004, issued by LGII
           ("Series E Notes"), dated for reference February 1, 1994(3)
 4.3.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America, re Series E Notes(6)
 4.3.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)
   4.4 Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(3)
 4.5.1     Amended and Restated 1994 MEIP Credit Agreement, dated as of
           June 14, 1994, amended and restated as of May 15, 1996 (the
           "MEIP Credit Agreement"), by and between Loewen Management
           Investment Corporation, in its capacity as agent for LGII
           ("LMIC"), Loewen and the banks listed therein (the "MEIP
           Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent")(8)
 4.5.2     First Amendment to the MEIP Credit Agreement, dated as of
           December 2, 1996(9)
 4.5.3     Second Amendment to the MEIP Credit Agreement, dated as of
           April 30, 1997(9)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.5.4     Third Amendment to the MEIP Credit Agreement, dated as of
           May 21, 1997(10)
 4.5.5     Fourth Amendment to the MEIP Credit Agreement, dated as of
           September 29, 1997(10)
 4.5.6     Summary of Terms and Conditions, dated March 30, 1999,
           amending certain credit agreements to which Loewen is a
           party (see Exhibit 4.1.3)
   4.6     Security Agreement, dated as of June 14, 1994, by and
           between LMIC and the MEIP Agent(3)
   4.7     Guaranty dated as of June 14, 1994, by LGII in favor of the
           MEIP Agent for the ratable benefit of the MEIP Banks(3)
   4.8     Guaranty dated as of June 14, 1994, by Loewen in favor of
           the MEIP Agent for the ratable benefit of the MEIP Banks(3)
   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994
           Exchangeable Floating Rate Debentures due July 1, 2001
           issued by LGII, dated June 15, 1994(3)
  4.10     Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
           Trust Company, as trustee with respect to 9.45% Junior
           Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(11)
  4.11     MIPS Guarantee Agreement, dated August 15, 1994(11)
  4.12     Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee,
           with respect to Series 1 and 2 Senior Guaranteed Notes of
           LGII(5)
  4.13     Form of Senior Guarantee of LGII's Series 1 and 2 Notes
           (included in Exhibit 4.12)
  4.14     Form of Global Series 1 and 2 Exchange Notes of LGII(6)
  4.15     Form of Physical Series 1 and 2 Exchange Notes of LGII(6)
  4.16     Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
           Notes (included in Exhibits 4.14 and 4.15)
4.17.1     Amended and Restated Credit Agreement, dated as of March 27,
           1998 ("BMO Credit Agreement"), among LGII, as borrower,
           Loewen, as a guarantor, the lenders named therein, as the
           lenders, Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and
           administrative and syndication agent(10)
4.17.2     Summary of Terms and Conditions, dated March 30, 1999,
           amending certain credit agreements to which Loewen is a
           party (see Exhibit 4.1.3)
  4.18     Collateral Trust Agreement, dated as of May 15, 1996, among
           Bankers Trust Company, as trustee, Loewen, LGII and various other pledgors(6)
  4.19     Indenture, dated as of October 1, 1996, by and between LGII,
           Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(8)
  4.20     Form of Senior Guarantee of LGII's Series 3 and 4 Notes
           (included in Exhibit 4.19)
  4.21     Form of Global Series 3 and 4 Exchange Notes of LGII(12)
  4.22     Form of Physical Series 3 and 4 Exchange Notes of LGII(12)
  4.23     Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
           Notes (included in Exhibits 4.21 and 4.22)
  4.24     Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5
           Guaranteed Notes(13)
  4.25     Form of Series 5 Guaranteed Notes of LGII(13)
  4.26     Form of Loewen Guarantee of LGII's Series 5 Notes(13)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.27     Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and
           Trust Company, as trustee, with respect to the "PATS" Senior
           Guaranteed Notes due 2009 of LGII(13)
  4.28     Form of Global "PATS" Senior Guaranteed Notes due 2009 of
           LGII(13)
  4.29     Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
           LGII(13)
  4.30     Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
           Notes due 2009(13)
  4.31     Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to
           Registration Statement No. 333-29443(14)
  4.32     Indenture dated as of May 28, 1998, between LGII, as issuer,
           Loewen, as guarantor, and State Street Bank and Trust
           Company, as trustee, with respect to the Series 6 and 7
           Notes(15)
  4.33     Form of Senior Guarantee of Series 6 and 7 Notes of LGII
           (included in Exhibit 4.33)
  4.34     Form of Global Series 6 and 7 Exchange Notes of LGII(16)
  4.35     Form of Physical Series 6 and 7 Exchange Notes of LGII(16)
  4.36     Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
           Notes (included in Exhibits 4.35 and 4.36)
  4.37     Debtor-In-Possession Credit Agreement, dated as of May 24,
           2000 (the "New DIP Agreement"), by and among LGII, as debtor and debtor-in-possession, each of LGII's subsidiaries listed on the signature pages thereof, each as debtor and
           debtor-in-possession, Loewen, the Lenders named therein, as the initial Lenders, and First Union National Bank, as the
           L/C Issuer and as the Administrative Agent for the
           Lenders(17)
  4.39     Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the
           rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein
           collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII

    10     MATERIAL CONTRACTS
  10.1     Receipt Agreement, dated as of January 3, 1996, for the
           Cumulative Redeemable Convertible First Preferred Shares,
           Series C, of Loewen ("Series C Shares")(5)
  10.2     Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to
           subdivide the Series C Shares(5)
  10.3*    Form of Indemnification Agreement with Outside Directors(21)
  10.4*    Form of Indemnification Agreement with Officers(21)
10.5.1*    The Loewen Group Inc. Corporate Incentive Plan(18)
10.5.2*    The Loewen Group Inc. Operations Incentive Plan(18)
10.5.3*    The Loewen Group Inc. Basic Employee Severance Plan(18)
10.5.4*    The Loewen Group Inc. Executive and Other Specified Employee
           Severance Plan(18)
10.5.5*    The Loewen Group Inc. Confirmation Incentive Plan(18)
10.5.6*    The Loewen Group Inc. Retention Incentive Plan(18)
10.5.7*    Form of Employment and Release Agreement for Corporate and
           Country Management(18)
10.5.8*    Form of Employment and Release Agreement for Employees Other
           Than Corporate and Country Management(18)
  10.6*    1994 Management Equity Investment Plan (the "MEIP")(18)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.7*    Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(7)
  10.8*    Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(7)
  10.9*    Form of Stay Put Bonus Plan Letters, dated February 26,
           1999(7)
 10.10*    Consulting Agreement, dated July 18, 1994, by and between
           Loewen and Charles B. Loewen, LGII, and Corporate Services
           International Inc.(3)
 10.11*    Employment Agreement, dated October 31, 1997, by and between
           Loewen and Michael G. Weedon(10)
 10.12*    Indemnification Agreement, dated February 3, 1999, by and
           between Loewen and Robert Lundgren(7)
 10.13*    Employment Agreement dated November 1, 2000, by and between
           Loewen and John S. Lacey(20)
 10.14*    Employment Agreement dated November 1, 2000, by and between
           Loewen and Paul A. Houston(20)

    99     ADDITIONAL EXHIBITS
  99.1     Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or
           entities listed on the signature pages thereof, Loewen and
           Blackhawk Acquisition Corp.(21)
  99.2     Put/Call Agreement, dated as of August 26, 1996, by and
           among Blackstone, Blackstone Offshore Capital Partners II
           L.P. ("Blackstone Offshore"), Blackstone Family Investment
           Partnership II L.P. ("Blackstone Family"), PSI Management
           Direct L.P. ("PSI"), LGII and Loewen(22)
  99.3     Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession
           Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone
           Family, PSI and LGII(21)
  99.4     Subscription Agreement, dated as of November 19, 1996, by
           and among Rose Hills Holdings Corp. ("Rose Hills"),
           Blackstone, Blackstone Rose Hills Offshore Capital Partners
           L.P. ("Blackstone Rose Hills"), Blackstone Family, Roses
           Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
           Direct, L.P. ("RHI")(23)
  99.5     Put/Call Agreement, dated as of November 19, 1996, by and
           among Blackstone, Blackstone Offshore, Blackstone Family,
           Blackstone Rose Hills, LGII, RDI, Loewen and RHI(23)
  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
           Blackstone Family, RDI, LGII and RHI(23)
  99.7     Form of Letter of Transmittal(24)
  99.8     Form of Notice of Guaranteed Delivery(24)

---------------

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

(20) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 22, 2001 (File No. 1-12163)

(21) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(22) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(23) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(24) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

  (b) REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed by the Company during the first quarter of fiscal 2001:

FILING DATE                       ITEM NUMBER            DESCRIPTION
-----------                       -----------            -----------
March 22, 2001 (dated March 21,
  2001)                           Item 5. Other Events   Press release reporting updated fourth
                                                         quarter and year ended December 31, 2000
                                                         results
February 16, 2001 (dated
  February 16, 2001)              Item 5. Other Events   Press release announcing the filing of a
                                                         First Joint Amended Plan of Reorganization
                                                         and related Disclosure Statement for the
                                                         Company and numerous subsidiaries with the
                                                         U.S. Bankruptcy Court for the District of
                                                         Delaware
February 16, 2001 (dated
  February 14, 2001)              Item 5. Other Events   Press release reporting fourth quarter and
                                                         year ended December 31, 2000 results

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE LOEWEN GROUP INC.

Dated: May 11, 2001                                 /s/ KENNETH A. SLOAN
                                                    ---------------------------------------------------
                                                    Kenneth A. Sloan
                                                    Senior Vice President, Chief Financial Officer
                                                    (Principal Financial Officer)

Dated: May 11, 2001                                 /s/ DWIGHT K. HAWES
                                                    ---------------------------------------------------
                                                    Dwight K. Hawes
                                                    Senior Vice President, Corporate Controller
                                                    (Principal Accounting Officer)