Form 10-Q
period 2001-06-30
LOEWEN GROUP INC
filed 2001-08-13
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)           OF THE SECURITIES EXCHANGE ACT OF 1934
     [X]          For the quarterly period ended June 30, 2001

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

     The number of outstanding Common shares as of July 31, 2001 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS:
                    CONSOLIDATED BALANCE SHEETS
                    as of June 30, 2001 and December 31, 2000...................       1
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                    for the Three Months Ended June 30, 2001 and 2000 and the
                    Six Months Ended June 30, 2001 and 2000.....................       2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the Three Months Ended June 30, 2001 and 2000 and the
                    Six Months Ended June 30, 2001 and 2000.....................       3
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........       4

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...................................      33
           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK........................................................      43

PART II.   OTHER INFORMATION
           ITEM 1.  LEGAL PROCEEDINGS...........................................      44
           ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................      44
           ITEM 5.  OTHER INFORMATION...........................................      45
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      48

SIGNATURES......................................................................      54

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                                JUNE 30      DECEMBER 31
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash......................................................  $   220,408    $   159,090
  Receivables, net of allowances............................      175,488        211,799
  Inventories...............................................       34,727         35,418
  Prepaid expenses..........................................       23,186          9,551
                                                              -----------    -----------
                                                                  453,809        415,858
Long-term receivables, net of allowances....................      496,027        534,664
Cemetery property...........................................      765,582        882,080
Property and equipment......................................      653,671        687,804
Names and reputations.......................................      570,439        600,709
Insurance invested assets...................................      318,871        302,515
Future income tax assets....................................        2,458          2,458
Pre-arranged funeral services...............................      417,916        427,838
Other assets................................................      124,889        126,980
                                                              -----------    -----------
                                                              $ 3,803,662    $ 3,980,906
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
     Accounts payable and accrued liabilities...............  $   104,059    $   112,387
     Long-term debt, current portion........................       23,627         25,598
                                                              -----------    -----------
                                                                  127,686        137,985
  Long-term debt, net of current portion....................       43,948         47,944
  Other liabilities.........................................      384,386        399,893
  Insurance policy liabilities..............................      216,360        204,727
  Future income tax liabilities.............................      120,436        144,570
  Deferred pre-arranged funeral services revenue............      417,916        427,838
Liabilities subject to compromise...........................    2,293,425      2,289,497
Shareholders' equity
  Common shares.............................................    1,276,414      1,276,414
  Preferred shares..........................................      157,144        157,144
  Deficit...................................................   (1,244,824)    (1,117,634)
  Foreign exchange adjustment...............................       10,771         12,528
                                                              -----------    -----------
                                                                  199,505        328,452
                                                              -----------    -----------
                                                              $ 3,803,662    $ 3,980,906
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

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

 EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS AND NUMBER OF
                                     SHARES

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
                                                  (UNAUDITED)                 (UNAUDITED)
Revenue
  Funeral................................  $   130,828   $   139,538   $   274,547   $   300,608
  Cemetery...............................       46,962        55,138        94,254       126,366
  Insurance..............................       26,369        24,176        52,453        48,735
                                           -----------   -----------   -----------   -----------
                                               204,159       218,852       421,254       475,709
                                           -----------   -----------   -----------   -----------
Costs and expenses
  Funeral................................       97,398       100,877       200,029       207,151
  Cemetery...............................       38,632        42,440        76,506        94,074
  Insurance..............................       20,917        19,144        42,445        38,251
                                           -----------   -----------   -----------   -----------
                                               156,947       162,461       318,980       339,476
                                           -----------   -----------   -----------   -----------
                                                47,212        56,391       102,274       136,233
Expenses
  General and administrative.............       17,115        18,251        32,707        35,996
  Depreciation and amortization..........       12,808        14,658        26,388        29,229
  Provision for asset impairment.........      139,408        92,031       157,288        92,031
                                           -----------   -----------   -----------   -----------
                                               169,331       124,940       216,383       157,256
                                           -----------   -----------   -----------   -----------
Loss from operations.....................     (122,119)      (68,549)     (114,109)      (21,023)
Interest on long-term debt...............        1,953         3,197         4,733         6,495
Reorganization costs.....................       10,306         7,484        20,091        14,423
Other expenses (income)..................          (32)          518         2,458         2,184
                                           -----------   -----------   -----------   -----------
Loss before income taxes.................     (134,346)      (79,748)     (141,391)      (44,125)
Income taxes.............................      (17,602)       (3,402)      (14,201)        9,422
                                           -----------   -----------   -----------   -----------
Net loss for the period..................  $  (116,744)  $   (76,346)  $  (127,190)  $   (53,547)
Deficit, beginning of period.............   (1,128,080)     (982,118)   (1,117,634)   (1,004,917)
                                           -----------   -----------   -----------   -----------
Deficit, end of period...................  $(1,244,824)  $(1,058,464)  $(1,244,824)  $(1,058,464)
                                           ===========   ===========   ===========   ===========
Loss per Common share:
  Net loss for the period................  $  (116,744)  $   (76,346)  $  (127,190)  $   (53,547)
     Less provision for Preferred share
       dividends.........................        2,141         2,229         4,301         4,499
                                           -----------   -----------   -----------   -----------
  Net loss attributable to Common
     shareholders........................  $  (118,885)  $   (78,575)  $  (131,491)  $   (58,046)
                                           -----------   -----------   -----------   -----------
  Weighted average number of shares
     outstanding (thousands).............       74,145        74,145        74,145        74,145
Basic and diluted loss per Common
  share..................................  $     (1.60)  $     (1.06)  $     (1.77)  $     (0.78)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30                  JUNE 30
                                                ---------------------    ---------------------
                                                  2001         2000        2001         2000
                                                ---------    --------    ---------    --------
                                                     (UNAUDITED)              (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss....................................  $(116,744)   $(76,346)   $(127,190)   $(53,547)
  Items not affecting cash
     Depreciation and amortization............     16,793      19,979       35,090      39,848
     Provision for asset impairment...........    139,408      92,031      157,288      92,031
     Loss (gain) on disposition of assets and
       investments............................        (32)        518        2,458       2,184
     Future income taxes......................    (22,205)     (7,679)     (24,099)        467
  Other, including net changes in other
     non-cash balances........................      4,424      12,662        6,558      13,264
                                                ---------    --------    ---------    --------
                                                   21,644      41,165       50,105      94,247
                                                ---------    --------    ---------    --------
Investing
  Proceeds on disposition of assets and
     investments..............................     22,765       3,890       51,588       9,642
  Purchase of property and equipment..........     (6,186)     (3,576)     (13,280)     (8,502)
  Purchase of insurance invested assets.......    (24,667)    (14,714)     (63,470)    (50,821)
  Proceeds on disposition and maturities of
     insurance invested assets................     15,690       8,893       44,838      36,840
                                                ---------    --------    ---------    --------
                                                    7,602      (5,507)      19,676     (12,841)
                                                ---------    --------    ---------    --------
Financing
  Repayment of long-term debt.................     (4,504)     (2,882)      (8,463)    (15,002)
                                                ---------    --------    ---------    --------
Increase in cash..............................     24,742      32,776       61,318      66,404
Cash, beginning of period.....................    195,666      88,794      159,090      55,166
                                                ---------    --------    ---------    --------
Cash, end of period...........................  $ 220,408    $121,570    $ 220,408    $121,570
                                                =========    ========    =========    ========

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

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

  REORGANIZATION PROCEEDINGS

     The Loewen Group Inc. (the "Company") is a company organized under the laws of British Columbia, Canada.

     On June 1, 1999 (the "Petition Date"), the Company, and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, the Company and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, five additional subsidiaries of the Company voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

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

     The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court. On May 18, 2001, the Company filed a Second Amended Joint Plan of Reorganization (the "Second Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court. On June 29, 2001, the Company filed a Third Amended Joint Plan of Reorganization (the "Third Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court. The U.S. Bankruptcy Court has scheduled a hearing for August 16, 2001, on the adequacy of the Disclosure Statement related to the Third Amended Plan, as it may be amended as of such date.

     The primary objectives of the Third Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Third Amended Plan provides for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being Loewen Group International, Inc. ("LGII"), which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     -  the cancellation of currently outstanding LGII common shares;

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the requisite holders of the MIPS accept the proposed plan of reorganization);

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

     - the cancellation of debt claiming the benefit of a collateral trust agreement dated as of May 15, 1996, entered into by the Company, LGII and a collateral trustee (the "Collateral Trust Agreement"), in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

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

     The Third Amended Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement (see Notes 3 and 6) will not be treated on a pari passu basis.

     Current holders of the Company's Common shares and Series C Preferred shares will receive no value under the Third Amended Plan. In addition to the principal transactions contemplated by the Third Amended Plan, certain of the Company's Canadian subsidiaries will be restructured, pursuant to an order of the Canadian Court, and certain other transactions transferring substantially all of the Company's assets to Reorganized LGII will be effected.

     On June 20, 2001, after negotiations and agreement among the Company, principal creditors and the Official Unsecured Creditors' Committee to proceed toward confirmation of the Company's plan of reorganization, the U.S. Bankruptcy Court scheduled a hearing for August 16, 2001, on the adequacy of the Disclosure Statement related to the Third Amended Plan, as it may be amended as of such date.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Third Amended Plan and emergence from reorganization proceedings is subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Third Amended Plan to accept the Third Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Third Amended Plan. The Company anticipates that certain creditors are likely to challenge the Third Amended Plan.

     If the Third Amended Plan is not confirmed, the Company, by itself or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases, could attempt to

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

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

     Additionally, if the Third Amended Plan (or other plan of reorganization) is confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. The reported amounts in the interim consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

presentation of the financial results for the interim periods. Except as noted below, the interim consolidated financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, and should be read in conjunction therewith.

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

  CHANGE IN ACCOUNTING PRINCIPLES

     The Company adopted the recommendations of the Canadian Institute of Chartered Accountants Handbook Section 3500, "Earnings Per Share," effective January 1, 2001. The Company's per share information for the current and prior periods must now disclose basic and diluted earnings (loss) per share, whether or not materially different, together with a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations. In addition, the Company's per share information for the prior periods has been restated to reflect the new calculation methodology, with no impact on earnings (loss) per share.

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

     In the Chapter 11 and the CCAA proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the U.S. Bankruptcy Court after submission to any required vote and approval by creditors and equity holders entitled to vote on the plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 and the CCAA proceedings have been segregated and classified as liabilities subject to compromise in the interim consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities, as well as all pending litigation against the Debtors arising from pre-Petition Date events, are stayed while the Debtors continue their business operations as debtors-in-possession, except in instances where the stay has been lifted by the applicable Bankruptcy Court. The general claims bar date, which was the last date by which most types of claims against the Company had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, was December 15, 1999. In June 2000 and July 2001, the Company filed amended schedules identifying additional potential creditors, for which the bar dates were set at July 14, 2000 and August 27, 2001, respectively. The bar date for claims against operating entities applicable to the CCAA proceedings was extended to and expired on March 17, 2000.

     As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to either (i) the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

February 23, 2000, or (ii) the former owner claims mediation procedures (the "Mediation Procedures") approved by the U.S. Bankruptcy Court on May 23, 2001. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of a claim referred to the ADR Procedures on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As of July 31, 2001, the Debtors have submitted approximately 632 proofs of claim for resolution pursuant to the ADR Procedures, of which, approximately 198 claims have been resolved, 39 claims might still be resolved by the settlement offer exchange procedures and 352 claims will be arbitrated. Of the 198 claims that have been resolved, the resolution of 148 of these claims has been approved by the U.S. Bankruptcy Court. The Company will seek U.S. Bankruptcy Court approval of the resolution of the remaining 50 claims in August 2001. The Company also intends to file, in August 2001, a motion to dismiss 43 of the claims submitted for resolution pursuant to the ADR procedures, based upon the claimants' failure to comply with the ADR Procedures. For those claims that have been resolved, accrued liabilities in the Company's interim consolidated financial statements have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, the ultimate settlement amount of these liabilities is not presently determinable.

     The Mediation Procedures were proposed to assist in the resolution of claims arising from the acquisition of funeral home and cemetery businesses ("Mediation Claims"). Pursuant to the U.S. Bankruptcy Court's order approving the Mediation Procedures, the Debtors have the authority to submit unresolved Mediation Claims to mediation. As of July 31, 2001, the Debtors had submitted approximately 25 Mediation Claims to the Mediation Procedures.

     Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection of executory contracts, after December 15, 1999, will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In June 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The U.S. Bankruptcy Court denied the Company's motion to reject these non-compete agreements as a group in August 1999. In view of the U.S. Bankruptcy Court's ruling, the Debtors notified the 200 non-Debtor parties to the non-compete agreements that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants. In September 2000, the Debtors filed motions to reject 32 pre-Petition Date non-competition agreements (the "September Rejected Non-Competition Agreements"). At the same time, the Debtors also filed motions to reject 56 consulting agreements (the "Rejected Consulting Agreements"). In addition, the Debtors notified 36 other non-Debtor parties to non-competition agreements that the Debtors determined to be non-executory that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants set forth therein. As of July 31, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 30 of the September Rejected Non-Competition Agreements and approximately 50 of the Rejected Consulting Agreements. In July 2001, the Debtors filed motions to reject 19 pre-Petition Date non-competition agreements and six consulting or employment agreements. As of July 31, 2001, the U.S. Bankruptcy Court had approved the rejection of 12 of these non-competition agreements and four of the consulting or employment agreements. The Company may submit applications to reject additional executory contracts in the future. The Debtors have submitted certain

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

of the motions to reject and related claims for resolution pursuant to mediation procedures approved by the U.S. Bankruptcy Court.

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

     Under the Third Amended Plan, liabilities subject to compromise are categorized into a class of allowed unsecured claims and further categorized into divisions. Certain of these allowed unsecured claims will receive a pro rata share of Reorganized LGII common shares, warrants and interests in the Liquidating Trust. For certain of these allowed unsecured claims, the amount of any claim that ultimately is allowed by the U.S. Bankruptcy Court may be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of these allowed unsecured claims may differ significantly from the amounts recorded in the Company's interim consolidated financial statements. Accordingly, the amount of the pro rata distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust that ultimately will be received by a holder of an allowed unsecured claim may be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims have been resolved.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

     The liabilities subject to compromise and debt are as follows:

                                                       JUNE 30, 2001           DECEMBER 31, 2000
                                                  -----------------------   -----------------------
                                                  LIABILITIES               LIABILITIES
                                                  SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                  COMPROMISE      DEBT      COMPROMISE      DEBT
                                                  -----------   ---------   -----------   ---------
                                                        (UNAUDITED)
Bank credit agreements..........................  $  352,908     $    --    $  353,115     $    --
11.12% Series D senior amortizing notes due in
  2003..........................................      36,518          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004..........................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001.........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003.........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001.........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003.........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002 (Cdn.
  $200,000,000).................................     131,778          --       133,315          --
7.20% Series 6 senior notes due in 2003.........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008.........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities
  ("PATS") and related option liability
  recorded, due in 1999.........................     309,760          --       309,760          --
Promissory notes and capital lease
  obligations...................................      89,148      67,575        86,934      73,542
Accounts payable and accrued liabilities........      84,649          --        85,126          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A..........................      75,000          --        75,000          --
Executory contracts.............................      33,232          --        29,297          --
                                                  ----------     -------    ----------     -------
                                                   2,293,425      67,575     2,289,497      73,542
Less current portion of long-term debt..........          --      23,627            --      25,598
                                                  ----------     -------    ----------     -------
                                                  $2,293,425     $43,948    $2,289,497     $47,944
                                                  ==========     =======    ==========     =======

     Litigation against the Company and its filing subsidiaries arising from events occurring prior to the Petition Date and any additional liabilities related thereto will be subject to compromise (see Note 6(a)).

     As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of creditors and equity holders entitled to vote on any such plan, has been confirmed by the U.S. Bankruptcy Court and has become effective.

     In March 1999, the Company deferred future dividends applicable to the MIPS. Since the Petition Date, as a result of the Chapter 11 and the CCAA filings, the Company is in default of its bank credit agreements, Series D and E senior amortizing notes, Series 1 through 7 Senior Notes, and PATS and, accordingly, has not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

Contractual interest expense not recorded on liabilities subject to compromise totaled $32,815,000 for the three months ended June 30, 2001 (2000 -- $38,327,000), and $70,662,000 for the six months ended June 30, 2001 (2000 --
$76,367,000).

     The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                              JUNE 30     DECEMBER 31
                                                                2001         2000
                                                              --------    -----------
                                                                    (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................  $ 86,693     $ 65,776
  11.12% Series D senior notes..............................     8,582        6,207
  7.82% Series E senior notes...............................     4,786        3,461
  7.50% Series 1 senior notes...............................    35,696       26,274
  8.25% Series 2 senior notes...............................    21,937       16,116
  7.75% Series 3 senior notes...............................    20,531       15,102
  8.25% Series 4 senior notes...............................    39,486       29,008
  6.10% Series 5 senior notes...............................    16,828       12,574
  7.20% Series 6 senior notes...............................    38,687       30,393
  7.60% Series 7 senior notes...............................    51,250       40,221
  6.70% PATS................................................    10,050       10,050
                                                              --------     --------
                                                              $334,526     $255,182
                                                              ========     ========
Principal payments in arrears:
  11.12% Series D senior notes..............................  $ 17,143     $ 17,143
  7.82% Series E senior notes...............................    14,286        7,143
  7.50% Series 1 senior notes...............................   225,000           --
  6.70% PATS................................................   300,000      300,000
                                                              --------     --------
                                                              $556,429     $324,286
                                                              ========     ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................  $ 16,538     $ 12,994
                                                              ========     ========

     The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"), subsequently reduced to $100,000,000. The DIP Facility matured on June 30, 2001.

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company did not renew or replace the DIP Facility at its maturity date. In addition, it is contemplated under the Third Amended Plan that an exit financing revolving credit facility will be established and will consist of a secured maximum $100,000,000 revolving credit facility, $30,000,000 of which will be available in the form of letters of credit.

     Net cash proceeds, after payment of certain direct selling costs, generated from the Company's asset disposition program approved by the U.S. Bankruptcy Court are required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds shall be distributed. As at June 30, 2001, cash in this segregated deposit account amounted to approximately $64,400,000 (2000 -- nil).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

     In 1996, the Company, LGII and a collateral trustee entered into the Collateral Trust Agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis. The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which the Company directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that pledged shares. The security is held by the collateral trustee for the equal and ratable benefit of the senior lending group. The senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank credit agreements as well as the holders of certain letters of credit.

     Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Company issued the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS (collectively, the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt is $1,100,000,000. In April 2000, the Company announced that there is uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Company has confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Company and LGII have treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

     On September 27, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding (see Note 6(a)).

     The Third Amended Plan provides for the cancellation of the debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes, on a basis other than pari passu, subject to U.S. Bankruptcy Court approval and the vote of creditors and equity holders entitled to vote thereon to accept the Third Amended Plan. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for cancellation of such debt.

     It is not known when the uncertainty regarding the secured status under the Collateral Trust Agreement with respect to the Subject Debt will ultimately be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

     Interest expense for the three months ended June 30, 2001 includes $309,000 of debt issue cost amortization (2000 -- $1,037,000), and $618,000 for the six months ended June 30, 2001 (2000 -- $1,965,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

     In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 MIPS for an aggregate amount of $75,000,000. LGC is a limited partnership, and LGII as its general partner manages its business and affairs. The MIPS were due August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, the MIPS became currently redeemable. The MIPS are subject to an unsecured guarantee by the Company and LGII. Accordingly, the MIPS have been designated as liabilities subject to compromise. The Third Amended Plan provides for the cancellation of the MIPS and the related obligations in exchange for Reorganized LGII warrants, if the requisite holders of the MIPS accept the proposed plan of reorganization.

     LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. The following presents supplemental condensed interim consolidating financial information for LGII:

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING BALANCE SHEETS -- JUNE 30, 2001 (UNAUDITED)

                                                                                                   PARENT
                                                                    PARENT                        COMPANY
                                                   SUBSIDIARY     AND OTHER     CONSOLIDATING       TLGI
                                                   ISSUER LGII   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   -----------   ------------   -------------   ------------
ASSETS
  Cash...........................................  $  192,006     $  28,402       $      --      $  220,408
  Other current assets...........................     194,103        36,994           2,304         233,401
  Long-term receivables, net of allowances.......     456,548        36,208           3,271         496,027
  Cemetery property..............................     757,129         8,453              --         765,582
  Property and equipment.........................     549,597       104,074              --         653,671
  Names and reputations..........................     524,660        45,779              --         570,439
  Pre-arranged funeral services..................     356,873        61,043              --         417,916
  Other assets...................................     464,014        12,189         (29,985)        446,218
                                                   ----------     ---------       ---------      ----------
     Total assets................................  $3,494,930     $ 333,142       $ (24,410)     $3,803,662
                                                   ==========     =========       =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
     Current liabilities.........................  $  119,289     $   8,397       $      --      $  127,686
     Other liabilities...........................     745,818        17,473           1,839         765,130
     Deferred pre-arranged funeral services
       revenue...................................     356,873        61,043              --         417,916
  Liabilities subject to compromise
     Intercompany, net of investments in and
       advances to affiliates....................   1,114,951      (549,080)       (565,871)             --
     Third party.................................   2,119,637       173,788              --       2,293,425
  Shareholders' equity (deficit).................    (961,638)      621,521         539,622         199,505
                                                   ----------     ---------       ---------      ----------
     Total liabilities and shareholders'
       equity....................................  $3,494,930     $ 333,142       $ (24,410)     $3,803,662
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
                                                   ==========     =========       =========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $ 185,610       $ 18,549         $    --        $ 204,159
Costs and expenses.........................     167,312         18,910             648          186,870
Provision for asset impairment.............     139,408             --              --          139,408
                                              ---------       --------         -------        ---------
Loss from operations.......................    (121,110)          (361)           (648)        (122,119)
Interest on long-term debt.................       1,838           (751)            866            1,953
Reorganization costs.......................       8,227          2,079              --           10,306
Other expenses (income)....................          --            (32)             --              (32)
                                              ---------       --------         -------        ---------
Loss before income taxes...................    (131,175)        (1,657)         (1,514)        (134,346)
Income taxes...............................     (15,516)        (1,827)           (259)         (17,602)
                                              ---------       --------         -------        ---------
Net earnings (loss)........................   $(115,659)      $    170         $(1,255)       $(116,744)
                                              =========       ========         =======        =========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $ 21,715        $   (71)         $    --         $ 21,644
Cash flows from investing activities.......     (3,744)        11,346               --            7,602
Cash flows from financing activities.......     (3,584)          (920)              --           (4,504)
                                              --------        -------          -------         --------
Increase in cash...........................     14,387         10,355               --           24,742
Cash, beginning of period..................    177,619         18,047               --          195,666
                                              --------        -------          -------         --------
Cash, end of period........................   $192,006        $28,402          $    --         $220,408
                                              ========        =======          =======         ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $196,556        $22,296          $    --         $218,852
Costs and expenses.........................    175,035         18,639            1,696          195,370
Provision for asset impairment.............     87,730          4,301               --           92,031
                                              --------        -------          -------         --------
Loss from operations.......................    (66,209)          (644)          (1,696)         (68,549)
Interest on long-term debt.................      3,014            252              (69)           3,197
Reorganization costs.......................      7,078            406               --            7,484
Other expenses.............................     (1,070)         1,588               --              518
                                              --------        -------          -------         --------
Loss before income taxes...................    (75,231)        (2,890)          (1,627)         (79,748)
Income taxes...............................     (3,423)           700             (679)          (3,402)
                                              --------        -------          -------         --------
Net loss...................................   $(71,808)       $(3,590)         $  (948)        $(76,346)
                                              ========        =======          =======         ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $ 74,379        $(33,214)        $    --         $ 41,165
Cash flows from investing activities.......     (4,837)           (670)             --           (5,507)
Cash flows from financing activities.......    (42,285)         39,403              --           (2,882)
                                              --------        --------         -------         --------
Increase in cash...........................     27,257           5,519              --           32,776
Cash, beginning of period..................     76,694          12,100              --           88,794
                                              --------        --------         -------         --------
Cash, end of period........................   $103,951        $ 17,619         $    --         $121,570
                                              ========        ========         =======         ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $ 380,857       $ 40,397         $    --        $ 421,254
Costs and expenses.........................     343,197         33,430           1,448          378,075
Provision for asset impairment.............     145,881         11,407              --          157,288
                                              ---------       --------         -------        ---------
Loss from operations.......................    (108,221)        (4,440)         (1,448)        (114,109)
Interest on long-term debt.................       4,546            504            (317)           4,733
Reorganization costs.......................      15,904          4,187              --           20,091
Other expenses.............................       2,136            322              --            2,458
                                              ---------       --------         -------        ---------
Loss before income taxes...................    (130,807)        (9,453)         (1,131)        (141,391)
Income taxes...............................     (13,135)          (487)           (579)         (14,201)
                                              ---------       --------         -------        ---------
Net loss...................................   $(117,672)      $ (8,966)        $  (552)       $(127,190)
                                              =========       ========         =======        =========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $ 48,521        $ 1,584          $    --         $ 50,105
Cash flows from investing activities.......      8,198         11,478               --           19,676
Cash flows from financing activities.......     (7,416)        (1,047)              --           (8,463)
                                              --------        -------          -------         --------
Increase in cash...........................     49,303         12,015               --           61,318
Cash, beginning of period..................    142,703         16,387               --          159,090
                                              --------        -------          -------         --------
Cash, end of period........................   $192,006        $28,402          $    --         $220,408
                                              ========        =======          =======         ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $428,491        $47,218          $    --         $475,709
Costs and expenses.........................    365,194         34,336            5,171          404,701
Provision for asset impairment.............     87,730          4,301               --           92,031
                                              --------        -------          -------         --------
Earnings (loss) from operations............    (24,433)         8,581           (5,171)         (21,023)
Interest on long-term debt.................      6,198            462             (165)           6,495
Reorganization costs.......................     12,647          1,776               --           14,423
Other expenses.............................     (1,694)         3,878               --            2,184
                                              --------        -------          -------         --------
Earnings (loss) before income taxes........    (41,584)         2,465           (5,006)         (44,125)
Income taxes...............................      7,847          3,644           (2,069)           9,422
                                              --------        -------          -------         --------
Net loss...................................   $(49,431)       $(1,179)         $(2,937)        $(53,547)
                                              ========        =======          =======         ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                                                               PARENT
                                                              PARENT                           COMPANY
                                            SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                            ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                            -----------    ------------    -------------    -------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities......   $ 83,942        $10,305          $    --         $ 94,247
Cash flows from investing activities......     (9,528)        (3,313)              --          (12,841)
Cash flows from financing activities......    (12,859)        (2,143)              --          (15,002)
                                             --------        -------          -------         --------
Increase in cash..........................     61,555          4,849               --           66,404
Cash, beginning of period.................     42,396         12,770               --           55,166
                                             --------        -------          -------         --------
Cash, end of period.......................   $103,951        $17,619          $    --         $121,570
                                             ========        =======          =======         ========

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 4.  IMPAIRMENT OF ASSETS AND DISPOSITIONS -- (CONTINUED)

     For the three months ended March 31, 2001, the Company further revised its estimates of expected proceeds of the locations held for disposal, and identified two funeral homes and one cemetery, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, a pre-tax asset impairment provision of $17,880,000 was recorded, primarily as a result of the locations that were not part of the previously-announced disposition properties.

     For the three months ended June 30, 2001, the Company recorded a pre-tax asset impairment provision of $139,408,000 (2000 -- $92,031,000), of which $131,190,000 related to an agreement reached on August 1, 2001 to sell the Company's interest in relation to a group of 29 cemeteries, and $2,704,000 related to two other cemeteries and six funeral homes, none of which were included in the previously-announced program to dispose of locations that are considered non-strategic assets. In addition, the pre-tax asset impairment provision included $5,514,000 as a result of revised estimates of expected proceeds of the locations held for disposal.

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

     During the three months ended June 30, 2001, the Company sold 23 funeral homes and 22 cemeteries for gross proceeds of $22,968,000, before closing and other settlement costs of $203,000, resulting in a pre-tax gain of $34,000. During the six months ended June 30, 2001, the Company sold 77 funeral homes and 70 cemeteries for gross proceeds of $51,946,000, before closing and other settlement costs of $358,000, resulting in a pre-tax loss of $2,469,000. There were no dispositions in the three- or six-month periods ended June 30, 2000.

NOTE 5.  REORGANIZATION COSTS

     The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the CCAA as follows:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------    ------------------
                                                         2001       2000       2001       2000
                                                       --------    -------    -------    -------
                                                           (UNAUDITED)           (UNAUDITED)
Professional fees and other costs....................  $ 9,069     $6,358     $18,388    $11,658
Key Employee Retention Plan costs....................    2,191      1,413       4,961      3,377
Interest income......................................   (2,151)      (601)     (4,455)      (926)
Executory contracts submitted for rejection..........    1,189        141       1,189        141
Deferred debt issue costs written off................        8        173           8        173
                                                       -------     ------     -------    -------
                                                       $10,306     $7,484     $20,091    $14,423
                                                       =======     ======     =======    =======

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

NOTE 6.  CONTINGENCIES

  (a)  LEGAL CONTINGENCIES

     See Notes 1 and 3 for a description of the reorganization proceedings affecting the Company.

     As a result of the Chapter 11 and the CCAA filings, litigation against the Company and its filing subsidiaries, in respect of pre-Petition Date matters, generally has been stayed since the Petition Date, except in instances where the stay has been lifted by the applicable Bankruptcy Court, and any additional liabilities related thereto will be subject to compromise.

  BANKERS TRUST ACTION AND RELATED CREDITOR NEGOTIATIONS

     On September 27, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors' Committee, State Street Bank & Trust Company and U.S. Bank National Association (the indenture trustees at that time for the Subject Debt), Bank of Montreal and Wachovia Bank, N.A.

     Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank, N.A. has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust Agreement, and the Official Unsecured Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. The Official Unsecured Creditors' Committee also filed a motion to join The Trust Company of Bank of Montreal ("BMO Trust Company"), trustee for the Series 5 Senior Notes, as an additional defendant. BMO Trust Company and Bank One Trust Company, N.A., as successor trustee for the Series 6 and 7 Senior Notes and the PATS, and Morgens, Waterfall, Vintiadis & Company, Inc. have been granted leave to intervene. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, filed a motion to intervene in the Bankers Trust Action, which motion was approved, and seeks a declaratory judgment that the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS are not secured under the Collateral Trust Agreement. In November 2000, Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery.

     On January 22, 2001, the U.S. Bankruptcy Court referred the Bankers Trust Action to mediation, with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator was appointed and mediation sessions occurred in February and April 2001. The mediation was unsuccessful in resolving the Collateral Trust Agreement dispute.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

     Following the Court's denial of Bankers Trust Company's motion to stay the adversary proceeding, the Company filed an answer that, among other things, supported the treatment of the Subject Debt as set forth in the Amended Plan (which treatment differed from that set forth in the Third Amended Plan). Other interested parties, including the Official Unsecured Creditors Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement.

     On May 7, 2001, the Company filed a motion (the "May 7 Motion") requesting that the U.S. Bankruptcy Court schedule a hearing on the adequacy of the disclosure statement that would accompany a revised version of the plan that the Company intended to file, which, based upon a proposed resolution of the disputes pending in the Bankers Trust Action, would treat holders of debt pursuant to the Collateral Trust Agreement on a non-pari passu basis. The May 7 Motion originally was scheduled to be heard on May 25, 2001. On May 18, 2001, the Company filed the Second Amended Plan reflecting a proposed resolution of the disputes in the Bankers Trust Action, and treating the various holders of debt pursuant to the Collateral Trust Agreement on a non-pari passu basis. The Third Amended Plan adopts a similar approach.

     At the U.S. Bankruptcy Court's May 25, 2001 hearing on the May 7 Motion, many of the creditors holding debt pursuant to the Collateral Trust Agreement and the indenture trustees indicated that, subject to further negotiation on other issues, the creditor recoveries set forth in the Second Amended Plan potentially could represent a satisfactory settlement of the dispute. At these parties' request, the U.S. Bankruptcy Court continued its hearing on the May 7 Motion twice, until June 20, 2001, to permit further negotiations. During this period, the Debtors and many of these creditors and the indenture trustees engaged in extensive further negotiations and discussions regarding, among other issues: (a) the procedures for implementation of the dispute settlement; (b) the corporate governance of Reorganized LGII; (c) the terms of the indebtedness to be issued pursuant to the Third Amended Plan; and (d) the payment of attorneys' fees and expenses of, and the protections to be provided under the Third Amended Plan to, the creditors and the indenture trustees. At the U.S. Bankruptcy Court's June 20, 2001 hearing on the May 7 Motion, the parties involved in these negotiations generally indicated that, in their view, sufficient progress had been made to permit the procedures relating to consideration of the Third Amended Plan to go forward. Accordingly, the U.S. Bankruptcy Court approved the May 7 Motion and scheduled a hearing on the adequacy of the disclosure statement for August 16, 2001. The Third Amended Plan includes modifications to the Second Amended Plan that reflect the results of the parties' negotiations described above. In light of the parties' anticipated settlement of the dispute, the Third Amended Plan contemplates, and one of the conditions to confirmation of the Third Amended Plan is, that the U.S. Bankruptcy Court shall have entered an order approving and authorizing, pursuant to Bankruptcy Rule 9019, the settlement of certain of the issues relating to these disputes embodied in the Third Amended Plan and providing for the dismissal of all claims in this proceeding.

     After the May 25, 2001 hearing, discovery and other activity in the Bankers Trust Action were held in abeyance, and, in light of the resolution of the Collateral Trust Agreement disputes embodied in the Third Amended Plan, the parties negotiated the terms of an order (the "Stay Order") providing for the stay of the Bankers Trust Action subject to certain terms and conditions.

     On June 19, 2001, Director's Investment Group, Inc., on behalf of itself and related entities including Funeral Directors Life Insurance Company, filed, without leave to intervene as a "John Doe," an answer to Bankers Trust Company's complaint. On July 11, 2001, the Debtors filed a motion to strike the answer on the basis that, among other things, the parties had not first moved to intervene in the Bankers Trust Action.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

     On July 17, 2001, the U.S. Bankruptcy Court approved the Stay Order. That Stay Order provides in principle as follows:

     - From the date of the Stay Order until the date on which the tabulation of votes on the Third Amended Plan (as such may be amended in a manner that does not affect the methodology for determining the recoveries by Collateral Trust Agreement creditors) is filed with the U.S. Bankruptcy Court (the "Tabulation Date"), all discovery, pending motions and other proceedings in the Bankers Trust Action will be stayed.

     - If all three classes of Collateral Trust Agreement creditors vote in requisite number and amount to accept the Third Amended Plan, the Bankers Trust Action will remain stayed through the date of entry of an order confirming or denying confirmation of the Third Amended Plan.

     - If any of the three classes of Collateral Trust Agreement creditors fails to accept the Third Amended Plan: (i) the Debtors, in their discretion, may nonetheless proceed to seek confirmation of the plan;
        (ii) most of the parties to the Bankers Trust Action, including the Debtors, will support a request for the U.S. Bankruptcy Court to set a summary judgment hearing in the Bankers Trust Action within 60 days after the Tabulation Date, subject to reservation of the parties' right under applicable procedural rules; (iii) the Debtors will not file another plan of reorganization during the 120-day period following the Tabulation Date; and (iv) the stay will be deemed lifted as of the Tabulation Date, without further order of the U.S. Bankruptcy Court.

     The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action or when that litigation might be completed.

  SECURITIES CLASS ACTIONS

     Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain current and former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and LGC are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of the MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC.

     The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

     The Judicial Panel on Multidistrict Litigation granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania. On April 15, 1999, Judge Thomas O'Neill of the District Court for the Eastern District of Pennsylvania entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement as lead plaintiff. Subsequent to the Company's Chapter 11 and the CCAA filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

     On January 18, 2001, plaintiffs filed a motion to remove the case from the Civil Suspense Docket, in which they indicated that they intend to pursue claims against certain individuals who are currently defendants and against other former officers and/or directors who are not currently defendants. The Court has denied the motion.

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

     Under a Put/Call Agreement entered into with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone"), the majority investor in Prime, in August 1996 (the "Prime Put/Call Agreement"), the Company has the option to acquire (the "Prime Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Blackstone has the option to sell (the "Prime Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Under a Put/Call Agreement entered into with Blackstone and RHI Management Direct L.P. ("RHI") in November 1996 (the "Rose Hills Put/Call Agreement"), the Company has the option to acquire (the "Prime Call") the Rose Hills common stock owned by Blackstone and RHI commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement. Blackstone and RHI have the option to sell (the "Rose Hills Put") their Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement.

     In addition, in 1998 and 1999, the Company determined that its exercise of the Prime Call and Rose Hills Call was unlikely, and the exercise of the Prime Put and Rose Hills Put was likely. As a result, based on the Company's determination of the difference between the estimated put option prices and the estimated fair value of the majority investor's equity in Prime and Rose Hills, the Company recorded contingent losses and corresponding liabilities. The respective contingent liabilities have been recorded in "Other liabilities," net of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

the carrying value of the investment in Rose Hills. Such amounts could change based on changes in the estimated future values of the businesses.

     During 2000, Prime was reorganized under Chapter 11 in the U.S. Bankruptcy Court. Prime's common shares were cancelled and the Company received five-year warrants to purchase 500,000 new common shares of reorganized Prime at an exercise price of $16.76 per common share. The Prime plan of reorganization also provided that 5,000,000 new common shares will be issued to certain creditors of Prime. The Company is unable at this time to predict what value, if any, it may ultimately realize in respect to its interest in Prime. Accordingly, these warrants have been recorded at a nominal value.

     Blackstone has filed proofs of claim against the Company in respect of the Prime Put, in which Blackstone calculates a Prime Put price of $183,400,000. Blackstone and RHI have also filed proofs of claim against the Company in respect of the Rose Hills Put, in which Blackstone and RHI calculate a Rose Hills Put price of $158,800,000.

     On April 12, 2001, Blackstone, RHI and the Company entered into a settlement and resolution of any and all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Blackstone Settlement"):

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

     The Blackstone Settlement is conditional, among other things, upon a plan of reorganization for Reorganized LGII being confirmed on or before December 31, 2001. Because of this contingency, no adjustments have been made to previously recorded provisions in the Company's interim consolidated financial statements as a result of the Blackstone Settlement.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 7.  CHANGES IN OTHER NON-CASH BALANCES

     Supplemental disclosures related to statements of cash flows consist of the following:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
                                                      (UNAUDITED)             (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
     Trade......................................  $ (1,517)   $  3,817    $  6,990    $  9,976
     Other......................................     8,830      (4,051)      8,691     (15,627)
  Inventories...................................       (30)        813      (1,632)      1,163
  Prepaid expenses..............................    (6,251)      1,758     (13,688)      1,900
  Amounts receivable from cemetery merchandise
     trusts.....................................   (13,724)    (11,860)    (27,281)    (29,057)
  Installment contracts, net of allowances......    10,814      21,159      27,309      35,278
  Cemetery property.............................       (57)     (2,335)       (138)     (2,020)
  Other assets..................................     1,960         315       2,139       1,161
Increase (decrease) in liabilities, including
  certain liabilities subject to compromise
  Accounts payable and accrued liabilities......      (467)       (364)     (6,006)     (2,319)
  Other liabilities.............................      (140)     (1,543)      1,785      (2,878)
  Cemetery long-term liabilities................    (2,454)       (490)     (4,584)      3,607
  Insurance policy liabilities..................     6,112       4,779      11,633       9,836
  Other changes in non-cash balances............     1,348         664       1,340       2,244
                                                  --------    --------    --------    --------
                                                  $  4,424    $ 12,662    $  6,558    $ 13,264
                                                  ========    ========    ========    ========
Supplemental information:
  Interest paid.................................  $  1,186    $  1,708    $  2,789    $  3,645
  Taxes paid....................................     3,192       6,397       4,236       9,727
  Bad debt expense..............................     5,620       6,393      11,455      14,643
Non-cash investing and financing activities:
  Capital leases................................    (3,106)     (2,232)     (3,289)     (4,087)

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

FOR THE THREE MONTHS ENDED JUNE 30, 2001  FUNERAL     CEMETERY     INSURANCE     OTHER      CONSOLIDATED
----------------------------------------  --------    ---------    ---------    --------    ------------
(UNAUDITED)
Revenue earned from external sales:
  2001...............................     $130,828    $  46,962     $26,369     $     --     $ 204,159
  2000...............................      139,538       55,138      24,176           --       218,852
Earnings (loss) from operations:
  2001...............................     $ 17,998    $(130,748)    $ 5,444     $(14,813)    $(122,119)
  2000...............................      (29,097)     (25,466)      5,025      (19,011)      (68,549)

     The following table reconciles earnings (loss) from operations of reportable segments to total loss from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                               THREE MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
                                                                   (UNAUDITED)
Loss from operations of funeral, cemetery and insurance
  segments..................................................  $(107,306)   $(49,538)
Other expenses of operations:
  General and administrative expenses.......................    (13,121)    (17,351)
  Depreciation and amortization.............................     (1,692)     (1,660)
                                                              ---------    --------
Total loss from operations..................................  $(122,119)   $(68,549)
                                                              =========    ========

FOR THE SIX MONTHS ENDED JUNE 30, 2001   FUNERAL       CEMETERY     INSURANCE     OTHER      CONSOLIDATED
--------------------------------------  ----------    ----------    ---------    --------    ------------
(UNAUDITED)
Revenue earned from external sales:
  2001.............................     $  274,547    $   94,254    $ 52,453     $     --     $  421,254
  2000.............................        300,608       126,366      48,735           --        475,709
Earnings (loss) from operations:
  2001.............................     $   33,220    $ (129,936)   $  9,992     $(27,385)    $ (114,109)
  2000.............................         11,504       (10,170)     10,469      (32,826)       (21,023)
Total assets, as at:
  June 30, 2001 (unaudited)........     $1,745,096    $1,435,171    $335,890     $287,505     $3,803,662
  December 31, 2000................      1,827,934     1,630,759     318,178      204,035      3,980,906

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  SEGMENTED INFORMATION -- (CONTINUED)

     The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
                                                                   (UNAUDITED)
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $ (86,724)   $ 11,803
Other expenses of operations:
  General and administrative expenses.......................    (24,072)    (29,533)
  Depreciation and amortization.............................     (3,313)     (3,293)
                                                              ---------    --------
Total loss from operations..................................  $(114,109)   $(21,023)
                                                              =========    ========

NOTE 9.  SHARE CAPITAL

     In March 1999, the Company announced that future dividends on the Series C Preferred Shares would be deferred. As of June 30, 2001, the deferred dividends aggregated $19,569,000. Under the terms of these Preferred shares, they become convertible at the option of the holder into Common shares upon deferral of preferred dividends for six consecutive calendar quarters.

     As of July 3, 2001, the Company had deferred payment of dividends for ten consecutive calendar quarters. Accordingly, these Preferred shares are currently convertible into Common shares at a ratio of 9.583 Common shares per Preferred share. However, the Company is not accepting requests for conversion.

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

  (a) Net loss and loss per Common share

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                 ------------------------       ------------------------
                                                   2001            2000           2001            2000
                                                 ---------       --------       ---------       --------
                                                       (UNAUDITED)                    (UNAUDITED)
Net loss in accordance with Canadian GAAP......  $(116,744)      $(76,346)      $(127,190)      $(53,547)
Effects of differences in accounting for:
  Pre-arranged funeral and cemetery
     arrangements (c)..........................     (5,399)            --         (16,340)            --
  Other........................................      3,162            (71)          1,695           (535)
                                                 ---------       --------       ---------       --------
Net loss in accordance with U.S. GAAP, except
  as noted above...............................   (118,981)       (76,417)       (141,835)       (54,082)
Other comprehensive income (loss):
  Foreign currency translation adjustments.....        781         (2,259)         (1,757)        (2,897)
  Unrealized gains (losses) on securities:
     Unrealized holding losses arising during
       the period..............................     (3,385)        (1,095)         (8,075)          (724)
     Less: reclassification adjustment for
       gains (losses) included in net loss.....      1,269         (1,122)            819         (1,431)
                                                 ---------       --------       ---------       --------
Comprehensive loss in accordance with U.S.
  GAAP, except as noted above..................  $(120,316)      $(80,893)      $(150,848)      $(59,134)
                                                 =========       ========       =========       ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES -- (CONTINUED)

     Basic loss per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                 ------------------------       ------------------------
                                                   2001            2000           2001            2000
                                                 ---------       --------       ---------       --------
                                                       (UNAUDITED)                    (UNAUDITED)
Net loss in accordance with U.S. GAAP, except
  as noted above...............................  $(118,981)      $(76,417)      $(141,835)      $(54,082)
  Less provision for Preferred share
     dividends.................................      2,141          2,229           4,301          4,499
                                                 ---------       --------       ---------       --------
Net loss in accordance with U.S. GAAP, except
  as noted above attributable to Common
  shareholders.................................  $(121,122)      $(78,646)      $(146,136)      $(58,581)
                                                 =========       ========       =========       ========
Weighted average number of shares outstanding
  (thousands)..................................     74,145         74,145          74,145         74,145
Basic loss per Common share....................  $   (1.63)      $  (1.06)      $   (1.97)      $  (0.79)

  (b) Balance sheet

     The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                                  JUNE 30, 2001                       DECEMBER 31, 2000
                                         -------------------------------       -------------------------------
                                          CANADIAN         UNITED STATES        CANADIAN         UNITED STATES
                                            GAAP               GAAP               GAAP               GAAP
                                         -----------       -------------       -----------       -------------
                                                   (UNAUDITED)
Assets:
  Cemetery property....................      765,582            691,244            882,080            804,998
  Other assets.........................      124,889            144,026            126,980            151,098
Liabilities and Shareholders' Equity:
  Insurance policy liabilities.........      216,360            254,785            204,727            241,570
  Future income tax liabilities........      120,436             93,932            144,570            123,540
  Deferred pre-need revenue............           --             18,659                 --                 --
  Common shares........................    1,276,414          1,302,819          1,276,414          1,302,819
  Deficit..............................   (1,244,824)        (1,320,957)        (1,117,634)        (1,179,122)
Accumulated other comprehensive income:
  Unrealized losses on securities
     available for sale, net of tax....           --             (6,706)
  Foreign exchange adjustment..........       10,771            (18,226)            12,528            (16,469)

  (c) Pre-arranged funeral and cemetery arrangements

     In December 1999, the SEC issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) and related cost of sales under pre-need arrangements are recorded at the time of product delivery, performance of

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES -- (CONTINUED)

services, or transfer of interment right title, and selling costs are expensed as incurred. This revenue recognition policy is required to be applied with effect from January 1, 2000. The effects of SAB 101 will result in a significant deferral of revenue for the Company. However, as a result of the Company's Chapter 11 filing and its expected emergence therefrom, the Company will be required to apply "fresh start" accounting principles in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which in turn requires adherence to the principles of "purchase" accounting as prescribed by Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which supercede Accounting Principles Board Opinion No. 16, "Business Combinations" (see Note
11). The effective result of these principles is to reflect the assets and liabilities of the emerging entity at fresh start at their fair values, similar to an acquisition. The effects of SAB 101, if applied by the Company prior to emergence from Chapter 11, would be significantly impacted by the application of "fresh start" accounting principles. Accordingly, the Company implemented SAB 101 for U.S. GAAP purposes prospectively for pre-need sales contracts consummated on or after January 1, 2001, but did not recognize the cumulative effect of the adoption of SAB 101 for pre-need sales contracts consummated prior to January 1, 2001. The Company's 2001 and prior financial information, prepared in accordance with Canadian GAAP, does not reflect SAB 101 at this time, as a result of the Company's ongoing reorganization proceedings.

     The effect of these changes in accounting principles for the three months ended June 30, 2001 was a reduction in pre-need revenue of $6,166,000 and $374,000 in related costs, representing $2,059,000 of cost of sales, net of $1,685,000 of obtaining costs, which are deferred under Canadian GAAP. The effect for the six months ended June 30, 2001 was a reduction in pre-need revenue of $18,659,000 and $1,325,000 in related costs, representing $4,761,000 of cost of sales, net of $3,436,000 of obtaining costs, which are deferred under Canadian GAAP.

NOTE 11.  RECENT ACCOUNTING STANDARDS

     In July 2001, the Canadian Institute of Chartered Accountants ("CICA") and the Financial Accounting Standards Board ("FASB") released substantially identical standards. The CICA released Handbook Section 1581, "Business Combinations" and the FASB released Statement of Financial Accounting Standards No. 141, "Business Combinations" (collectively, "Business Combinations"). The CICA released Handbook Section 3062, "Goodwill and Other Intangible Assets" and the FASB released Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (collectively, "Goodwill"). The Business Combinations standard requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The standards related to Goodwill change, among other things, the accounting for goodwill from an amortization method to an impairment-only approach, and are required to be applied prospectively with effect from January 1, 2002.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  RECENT ACCOUNTING STANDARDS -- (CONTINUED)

     Under the Goodwill standard, the Company is required to perform an initial benchmark test of impairment within six months of adoption, and subsequent annual tests of impairment at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit's goodwill, the carrying value must be written down to fair value. While management has not done a comprehensive analysis of the impact, the Company expects that, unless fresh start accounting has been applied by the effective date of the standard, the Company will record a substantial impairment of its existing goodwill as a change in accounting principle, upon performance of the benchmark impairment test under both Canadian and U.S. GAAP.

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

OVERVIEW

     The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at July 31, 2001, the Company operated 920 funeral homes and 327 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at July 31, 2001, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

FINANCIAL CONDITION

  REORGANIZATION PROCEEDINGS

     On June 1, 1999 (the "Petition Date"), Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, five additional subsidiaries of Loewen voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's consolidated revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the Chapter 11 and the CCAA filings. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

     The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed a Joint Plan of Reorganization (the "Plan") and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Plan and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed the First Amended Joint Plan of Reorganization (the "Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001. On May 18, 2001, the Company filed a Second Amended Joint Plan of Reorganization (the "Second Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Second Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated

May 18, 2001. On June 29, 2001, the Company filed a Third Amended Joint Plan of Reorganization (the "Third Amended Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Third Amended Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated June 29, 2001.

     The primary objectives of the Third Amended Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Third Amended Plan provides for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     -  the cancellation of currently outstanding LGII common shares;

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the requisite holders of the MIPS accept the proposed plan of reorganization);

     - the cancellation of debt claiming the benefit of a collateral trust agreement dated as of May 15, 1996 entered into by the Company, LGII and a collateral trustee (the "Collateral Trust Agreement"), in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes and, under specified circumstances, two-year unsecured notes and/or five-year secured notes;

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

     The Third Amended Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will not be treated on a pari passu basis.

     Current holders of Loewen's Common shares and Series C Preferred shares will receive no value under the Third Amended Plan. In addition to the principal transactions contemplated by the Third Amended Plan, certain of Loewen's Canadian subsidiaries will be restructured, pursuant to an order of the Canadian Court, and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

     On June 20, 2001, after negotiations and agreement among the Company, principal creditors and the Official Unsecured Creditors' Committee to proceed toward confirmation of the Company's plan of reorganization, the U.S. Bankruptcy Court scheduled a hearing for August 16, 2001, on the adequacy of the Disclosure Statement related to the Third Amended Plan, as it may be amended as of such date.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Third Amended Plan and emergence from reorganization proceedings is subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Third Amended Plan to accept the Third Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Third Amended Plan. The Company anticipates that certain creditors are likely to challenge the Third Amended Plan.

     If the Third Amended Plan is not confirmed, the Company, by itself or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases, could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code. The impact on carrying values in this scenario cannot be determined.

     If the Third Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the Third Amended Plan. As a result, the reported amounts in the Interim Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

RESULTS OF OPERATIONS

     Detailed below are the Company's operating results for the three and six month periods ended June 30, 2001 and 2000, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes, which are presented as a percentage of earnings before income taxes.

     The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 8 to the Interim Consolidated Financial Statements.

                                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                                           JUNE 30                 JUNE 30
                                                     -------------------      ------------------
                                                      2001         2000        2001        2000
                                                     -------      ------      ------      ------
                                                        (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral..........................................  $ 130.8      $139.5       64.1        63.8
  Cemetery.........................................     47.0        55.2       23.0        25.2
  Insurance........................................     26.4        24.1       12.9        11.0
                                                     -------      ------      -----       -----
     Total.........................................  $ 204.2      $218.8      100.0       100.0
                                                     =======      ======      =====       =====
Gross margin
  Funeral..........................................  $  33.4      $ 38.7       25.6        27.7
  Cemetery.........................................      8.3        12.7       17.7        23.0
  Insurance........................................      5.5         5.0       20.7        20.8
                                                     -------      ------
     Total.........................................     47.2        56.4       23.1        25.8
Expenses
  General and administrative.......................     17.1        18.3        8.4         8.3
  Depreciation and amortization....................     12.8        14.6        6.3         6.7
  Provision for asset impairment...................    139.4        92.0       68.3        42.1
                                                     -------      ------
  Loss from operations.............................   (122.1)      (68.5)     (59.8)      (31.3)
  Interest on long-term debt.......................      1.9         3.2        1.0         1.5
  Reorganization costs.............................     10.3         7.5        5.0         3.4
  Other expenses (income)..........................       --         0.5         --         0.2
  Income taxes.....................................    (17.6)       (3.4)       n/a         n/a
                                                     -------      ------
  Net loss.........................................  $(116.7)     $(76.3)     (57.2)      (34.9)
                                                     =======      ======

  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Consolidated revenue decreased 6.7% to $204.2 million for the three months ended June 30, 2001, from $218.8 million in 2000. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased by 16.3%, to $47.2 million for the three months ended June 30, 2001, from $56.4 million in 2000, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, also increased for the cemetery and funeral businesses. As a percentage of revenue, consolidated gross margin decreased to 23.1% for the three months ended June 30, 2001, compared to 25.8% in 2000, primarily due to the cemetery and funeral revenue decline.

     Funeral revenue decreased 6.2% to $130.8 million for the three months ended June 30, 2001, compared to $139.5 million in 2000, primarily due to fewer funeral services, as a result of the sale of 178 funeral homes, 101 of which occurred in the fourth quarter of 2000, and 77 of which occurred during the six months ended June 30, 2001, and partly, management believes, attributable to continuing consumer concerns caused by the ongoing reorganization proceedings. At locations in operation for all of the three months ended June 30, 2001 and 2000, funeral revenue increased 3.3%, to $126.0 million for the three months ended June 30, 2001, compared to $122.0 million in 2000, and the average revenue per funeral service increased by 2.5%, while the number of services performed increased by 0.8%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 25.6% for the three months ended June 30, 2001, from 27.7% in 2000, principally as a result of lower revenues and a less than commensurate reduction in location operating costs. A significant reduction in future funeral revenue is expected as a result of the recent sales of funeral homes, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Cemetery revenue decreased 14.8% to $47.0 million for the three months ended June 30, 2001, from $55.2 million in 2000, due to the sale of 103 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 70 of which occurred during the six months ended June 30, 2001, as well as, management believes, continuing consumer concerns caused by the ongoing reorganization proceedings. In addition, revenues continue to be negatively impacted by previous pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 17.7% for the three months ended June 30, 2001, from 23.0% in 2000, primarily due to lower revenue, and a less than commensurate decline in location costs. A significant reduction in future cemetery revenue is expected as a result of the recent sale of cemeteries, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Insurance revenue increased 9.1% to $26.4 million for the three months ended June 30, 2001, from $24.1 million in 2000. Overall insurance gross margin as a percentage of insurance revenue for the three months ended June 30, 2001, was consistent with the prior year comparable period.

     General and administrative expenses decreased to $17.1 million for the three months ended June 30, 2001, from $18.3 million in 2000. General and administrative expenses, as a percentage of revenue for the three months ended June 30, 2001, was consistent with the prior year comparable period.

     Depreciation and amortization expenses decreased to $12.8 million for the three months ended June 30, 2001, from $14.6 million in 2000, primarily due to dispositions and asset impairment provisions recorded after June 30, 2000. As a percentage of revenue, depreciation and amortization expense decreased slightly to 6.3% for the three months ended June 30, 2001, compared to 6.7% in 2000, as the decline in depreciation expense more than offset the effect of the revenue decline.

     For the three months ended June 30, 2001, the Company recorded a pre-tax asset impairment provision of $139.4 million, of which $131.2 million related to an agreement reached on August 1, 2001 to sell the Company's interest in relation to a group of 29 cemeteries, and $2.7 million related to two other cemeteries and six funeral homes, none of which were included in the previously-announced program to dispose of locations that are considered non-strategic assets. In addition, the pre-tax asset impairment provision included $5.5 million as a result of revised estimates of expected proceeds of the locations held for disposal. For the three months ended June 30, 2000, the $92.0 million pre-tax asset impairment provision resulted from the Company revising its estimates of expected proceeds for the previously-announced disposition properties. The pre-tax asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

     Interest expense on long-term debt decreased by $1.3 million to $1.9 million for the three months ended June 30, 2001, from $3.2 million in 2000. The decrease is primarily due to the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $32.8 million and $38.3 million for the three months ended June 30, 2001 and 2000, respectively.

     Reorganization costs increased to $10.3 million for the three months ended June 30, 2001, from $7.5 million in 2000. These costs, before offsetting interest income of $2.2 million, primarily consisted of $9.1 million for professional fees for legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, $2.2 million for the Company's Key Employee Retention Plan and $1.2 million for executory contracts submitted for rejection. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $158.8 million as at June 30, 2001.

     Income tax benefit for the three months ended June 30, 2001 was $17.6 million, compared to an income tax benefit of $3.4 million in 2000. The Company's tax rate for the three months ended June 30, 2001 and 2000 varied from the statutory tax rate, because tax benefits generated by the Company's losses were largely offset by a resultant increase in the valuation allowance against the Company's future tax assets. In addition, a substantial portion of the Company's reorganization costs are not deductible for tax purposes and losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the Canadian and United States statutory rates.

     The Company had a net loss of $116.7 million for the three months ended June 30, 2001, compared to a net loss of $76.3 million in 2000. Basic and diluted loss per share were $1.60 for the three months ended June 30, 2001, compared to basic and diluted loss per share of $1.06 in 2000. The increase in net loss for the three months ended June 30, 2001 was primarily due to higher provision for asset impairment, lower gross margins and higher reorganization costs, partially offset by lower income taxes, depreciation and amortization expense, interest expense, general and administrative expenses and other expenses (income).

     The Company's statement of cash flows for the three months ended June 30, 2001, reflects cash provided from operations of $21.6 million, compared to $41.2 million in 2000. The increase in cash of $24.7 million for the three months ended June 30, 2001, was $8.1 million less than the $32.8 million generated in 2000, due to lower cash provided from operations, higher purchases of property and equipment, net purchases of insurance invested assets and higher repayment of long-term debt, partially offset by higher proceeds on disposition of assets and investments.

                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     -------------------      ----------------
                                                      2001         2000       2001       2000
                                                     -------      ------      -----      -----
                                                        (IN MILLIONS)          (PERCENTAGES)
Revenue
  Funeral..........................................  $ 274.5      $300.6       65.1       63.2
  Cemetery.........................................     94.3       126.4       22.4       26.6
  Insurance........................................     52.5        48.7       12.5       10.2
                                                     -------      ------      -----      -----
     Total.........................................  $ 421.3      $475.7      100.0      100.0
                                                     =======      ======      =====      =====
Gross margin
  Funeral..........................................  $  74.5      $ 93.5       27.1       31.1
  Cemetery.........................................     17.8        32.3       18.8       25.6
  Insurance........................................     10.0        10.4       19.1       21.5
                                                     -------      ------
     Total.........................................    102.3       136.2       24.3       28.6
Expenses
  General and administrative.......................     32.7        36.0        7.8        7.6
  Depreciation and amortization....................     26.4        29.2        6.3        6.1
  Provision for asset impairment...................    157.3        92.0       37.3       19.3
                                                     -------      ------
  Loss from operations.............................   (114.1)      (21.0)     (27.1)      (4.4)
  Interest on long-term debt.......................      4.7         6.5        1.1        1.4
  Reorganization costs.............................     20.1        14.4        4.8        3.0
  Other expenses (income)..........................      2.5         2.2        0.6        0.5
  Income taxes.....................................    (14.2)        9.4        n/a        n/a
                                                     -------      ------
  Net loss.........................................  $(127.2)     $(53.5)     (30.2)     (11.3)
                                                     =======      ======

  SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Consolidated revenue decreased 11.4% to $421.3 million for the six months ended June 30, 2001, from $475.7 million in 2000. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased 24.9%, to $102.3 million for the six months ended June 30, 2001, from $136.2 million in 2000, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, increased for all businesses. As a percentage of revenue, consolidated gross margin decreased to 24.3% for the six months ended June 30, 2001, from 28.6% in 2000.

     Funeral revenue decreased 8.7% to $274.5 million for the six months ended June 30, 2001, from $300.6 million in 2000, primarily due to fewer funeral services, as a result of the sale of 178 funeral homes, 101 of which occurred in the fourth quarter of 2000, and 77 of which occurred during the six months ended June 30, 2001, and partly, management believes, attributable to continuing consumer concerns caused by the ongoing reorganization proceedings. At locations in operation for all of the six months ended June 30, 2001 and 2000, funeral revenue decreased 0.6% to $262.4 million for the six months ended June 30, 2001, compared to $264.0 million in 2000, and the average revenue per funeral service increased by 1%, while the number of services performed decreased by 1.6%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 27.1% for the six months ended June 30, 2001, from 31.1% in 2000, principally as a result of lower revenues and a less than commensurate reduction in location operating costs. A significant reduction in future funeral revenue is expected as a result of the recent sales of funeral homes, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Cemetery revenue decreased 25.4% to $94.3 million for the six months ended June 30, 2001, from $126.4 million in 2000, due to the sale of 103 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 70 of which occurred during the six months ended June 30, 2001, as well as, management believes, continuing consumer concerns caused by the ongoing reorganization proceedings. In addition, revenues were negatively impacted by previous pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 18.8% for the six months ended June 30, 2001, from 25.6% in 2000, primarily due to lower revenue, and a less than commensurate decline in location costs. A significant reduction in future cemetery revenue is expected as a result of the recent sale of cemeteries, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Insurance revenue increased 7.6% to $52.5 million for the six months ended June 30, 2001, from $48.7 million in 2000. Overall insurance gross margin as a percentage of insurance revenue decreased to 19.1% for the six months ended June 30, 2001, from 21.5% in 2000, primarily due to increased benefits and claims costs.

     General and administrative expenses decreased to $32.7 million for the six months ended June 30, 2001, from $36.0 million in 2000. The decrease in general and administrative expenses for the six months ended June 30, 2001 is primarily due to the Company's efforts to operate more efficiently and implement system improvements. General and administrative expenses, as a percentage of revenue, increased slightly to 7.8% for the six months ended June 30, 2001, from 7.6% in 2000, due to the effects of the revenue decline.

     Depreciation and amortization expenses decreased to $26.4 million for the six months ended June 30, 2001, from $29.2 million in 2000, primarily due to dispositions and asset impairment provisions recorded after June 30, 2000. As a percentage of revenue, depreciation and amortization increased slightly to 6.3% for the six months ended June 30, 2001, from 6.1% in 2000, as the decline in expense was more than offset by the effects of the revenue decline.

     For the six months ended June 30, 2001, the Company recorded a pre-tax asset impairment provision of $157.3 million, of which $131.2 million related to an agreement reached on August 1, 2001 to sell the Company's interest in relation to a group of 29 cemeteries, and $14.1 million related to three other cemeteries and eight funeral homes, none of which were included in the previously-announced program to dispose of locations that are considered non-strategic assets. In addition, the pre-tax asset impairment provision included

$12.0 million as a result of revised estimates of expected proceeds of the locations held for disposal. For the three- and six-months ended June 30, 2000, the $92.0 million pre-tax asset impairment provision resulted from the Company revising its estimates of expected proceeds for the previously-announced disposition properties. The pre-tax asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

     Interest expense on long-term debt decreased by $1.8 million to $4.7 million for the six months ended June 30, 2001, from $6.5 million in 2000. The decrease is primarily due to the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $70.7 million and $76.4 million for the six months ended June 30, 2001 and 2000, respectively.

     Reorganization costs increased to $20.1 million for the six months ended June 30, 2001, from $14.4 million in 2000. These costs, before offsetting interest income of $4.5 million, primarily consisted of $18.4 million for professional fees for legal, accounting and consulting services provided to the Company and the Official Unsecured Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, $5.0 million for the Company's Key Employee Retention Plan and $1.2 million for executory contracts submitted for rejection. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $158.8 million as at June 30, 2001.

     Income tax benefit for the six months ended June 30, 2001 was $14.2 million, compared to income tax of $9.4 million in 2000. The Company's tax rate for the six months ended June 30, 2001 and 2000 varied from the statutory tax rate, because tax benefits generated by the Company's losses were largely offset by a resultant increase in the valuation allowance against the Company's future tax assets. In addition, a substantial portion of the Company's reorganization costs are not deductible for tax purposes and losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at June 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the Canadian and United States statutory rates.

     The Company had a net loss of $127.2 million for the six months ended June 30, 2001, compared to a net loss of $53.5 million in 2000. Basic and diluted loss per share were $1.77 for the six months ended June 30, 2001, compared to basic and diluted loss per share of $0.78 in 2000. The increase in net loss for the six months ended June 30, 2001 was primarily due to higher provision for asset impairment, lower gross margins, higher reorganization costs and other expenses (income), partially offset by lower general administrative expenses, depreciation and amortization expense, interest expense and income taxes.

     The Company's statement of cash flows for the six months ended June 30, 2001, reflects cash provided from operations of $50.1 million, compared to $94.2 million in 2000. The increase in cash of $61.3 million for the six months ended June 30, 2001, was $5.1 million less than the $66.4 million generated in 2000, due to lower cash provided from operations, higher purchases of property and equipment and net purchases of insurance invested assets, partially offset by higher proceeds on disposition of assets and investments and lower repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a $200 million revolving credit agreement dated June 1, 1999 (the "DIP Facility") and in May 2000 the credit limit was reduced to $100 million. The DIP Facility matured on June 30, 2001.

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company did not renew or replace the $100 million DIP Facility at its maturity date of June 30, 2001. In addition, it is contemplated under the Third Amended Plan, that an exit financing revolving credit facility will be established and will consist of a secured maximum $100 million revolving credit facility, $30 million of which will be available in the form of letters of credit.

     As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until the Third Amended Plan, providing for the repayment terms, has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

     Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $70.7 million for the six months ended June 30, 2001 (2000 -- $76.4 million).

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

     The Company's balance sheet at June 30, 2001, as compared to December 31, 2000, reflects changes from operations, as well as the effect of impairment provisions and dispositions.

  COLLATERAL TRUST AGREEMENT

     In 1996, Loewen, LGII and a collateral trustee entered into the Collateral Trust Agreement pursuant to which the senior lenders share certain collateral and guarantees on a pari passu basis. The security for lenders under the Collateral Trust Agreement consists of (i) all of LGII's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which Loewen directly or indirectly holds more than a 50% voting or economic interest, and (iii) a guarantee by each subsidiary that pledged shares. The security is held by a collateral trustee for the equal and ratable benefit of the senior lending group. This senior lending group consists principally of the lenders under the senior amortizing notes, senior notes and bank and term credit agreements, as well as the holders of certain letters of credit. At the Petition Date, the indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including the holders of certain letters of credit, aggregated approximately $2.0 billion.

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

     On September 27, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Part II, Item 1 for additional information.

     The Third Amended Plan provides for the cancellation of debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes, on a basis other than pari passu, subject to U.S. Bankruptcy Court approval and the vote of creditors and equity holders entitled to vote thereon to accept the Third Amended Plan. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for the cancellation of such debt.

     It is not known when the uncertainty regarding the secured status under the Collateral Trust Agreement with respect to the Subject Debt will ultimately be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

  RESTRICTIONS

     The cash generated by the Company's asset disposition program is generally restricted and subject to U.S. Bankruptcy Court approval prior to distribution. Additionally, the Company's insurance subsidiaries, which have not filed for creditor protection under Chapter 11, are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

  DISPOSITIONS

     In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the U.S. Bankruptcy Court approved the Company's disposition process for the locations identified. This number of disposition properties has since been revised and will be continually revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. During 2000, the Company sold 101 funeral homes and 33 cemeteries for gross proceeds of $38 million. During the six months ended June 30, 2001, the Company sold 77 funeral homes and 70 cemeteries for gross proceeds of $52 million. As of July 31, 2001, the Company sold a further three funeral homes for gross proceeds of $1.2 million. As of July 31, 2001, the Company had formal bids on 88 of the remaining disposition properties. These bids currently have been either approved by or are pending approval by the U.S. Bankruptcy Court. Potential buyers have commenced or are continuing due diligence and negotiations.

     On August 1, 2001, the Company entered into an agreement to sell its interest in relation to a group of 29 cemeteries in Michigan, none of which were part of the previously-announced disposition properties. The agreement is subject to certain conditions, including U.S. Bankruptcy Court approval. No assurances can be made that this transaction will be consummated.

RECENT ACCOUNTING STANDARDS

     In July 2001, the Canadian Institute of Chartered Accountants ("CICA") and the Financial Accounting Standards Board ("FASB") released substantially identical standards. The CICA released Handbook Section 1581, "Business Combinations" and the FASB released Statement of Financial Accounting Standards No. 141, "Business Combinations" (collectively, "Business Combinations"). The CICA released Handbook Section 3062, "Goodwill and Other Intangible Assets" and the FASB released Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (collectively, "Goodwill"). The Business Combinations standard requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The standards related to Goodwill change, among other things, the accounting for goodwill from an amortization method to an impairment-only approach, and are required to be applied prospectively with effect from January 1, 2002.

     Under the Goodwill standard, the Company is required to perform an initial benchmark test of impairment within six months of adoption, and subsequent annual tests of impairment at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit's goodwill, the carrying value must be written down to fair value. While management has not done a comprehensive analysis of the impact, the Company expects that, unless fresh start accounting has been applied by the effective date of the standard, the Company will record a substantial impairment of its existing goodwill as a change in accounting principle, upon performance of the benchmark impairment test under both Canadian and U.S. GAAP.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     On June 1, 1999 (the "Petition Date"), The Loewen Group Inc. (the "Company") and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). The filings subsequently were consolidated for joint administration (In re: Loewen Group International, Inc. et al., No. 99-1244). On the same day, the Company and 117 Canadian subsidiaries filed an application for creditor protection under the Companies' Creditor Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and together with the U.S. Bankruptcy Court, the "Bankruptcy Courts") (File No. 99-CL-3384). For a description of these proceedings, see Notes 1 and 3 to the Company's Interim Consolidated Financial Statements.

     As a result of the Chapter 11 and the CCAA filings, litigation against the Company and its filing subsidiaries, in respect of pre-Petition Date matters, generally has been stayed since the Petition Date, except in instances where the stay has been lifted by the applicable Bankruptcy Court, and any additional liabilities related thereto will be subject to compromise.

BANKERS TRUST ACTION AND RELATED CREDITOR NEGOTIATIONS

     On September 27, 2000, Bankers Trust Company, the trustee for the debt claiming the benefit of a collateral trust agreement dated as of May 15, 1996, entered into by the Company, Loewen Group International, Inc. ("LGII") and Bankers Trust Company (the "Collateral Trust Agreement"), filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the Official Unsecured Creditors' Committee, State Street Bank & Trust Company, and U.S. Bank National Association (the indenture trustees for certain of the Company's debt issues), Bank of Montreal and Wachovia Bank, N.A. For a description of these proceedings, see Note 6 to the Company's Interim Consolidated Financial Statements.

SECURITIES CLASS ACTIONS

     Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. For a description of these proceedings, see Note 6 to the Company's Interim Consolidated Financial Statements.

OTHER

     Except as noted above and in the descriptions in Notes 1, 3 and 6 to the Company's Interim Consolidated Financial Statements, there were no material changes to previously reported litigation, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of the Company's Third Amended Plan, since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of the Third Amended Plan, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     2. Reorganization and Related Proceedings. If the Third Amended Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, LGII, as contemplated for reorganization under the Third Amended Plan ("Reorganized LGII"), will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values to be determined in connection with the Third Amended Plan. The carrying value of assets and liabilities recorded in Reorganized LGII's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the Company's Interim Consolidated Financial Statements at June 30, 2001. In addition, if fresh start accounting has not been applied prior to January 1, 2002, the Company expects that it will record a substantial impairment of existing goodwill due to a change in accounting principles (see
Note 11 to the Company's Interim Consolidated Financial Statements for additional information). There can be no assurance that the Company will successfully emerge from reorganization proceedings.

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

     On September 27, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding. See Note 6 to the Company's Interim Consolidated Financial Statements for additional information.

     The Company's Third Amended Plan and related Disclosure Statement describe the proposed structure and business operations of Reorganized LGII, and provides a proposed schedule of creditor recoveries. In addition, the Third Amended Plan treats the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to the benefits of the collateral held by the collateral trustee. The Third Amended Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will not be treated on a pari passu basis. On June 20, 2001, the U.S. Bankruptcy Court scheduled a hearing on the adequacy of the Disclosure Statement for August 16, 2001, as it may be amended as of such date. Confirmation of the Third Amended Plan and emergence from reorganization proceedings is subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Third Amended Plan to accept the Third Amended Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Third Amended Plan. The Company anticipates that certain creditors are likely to challenge the Third Amended Plan.

     It is not known when the uncertainty regarding the secured status of the Subject Debt will be ultimately resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

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

     Revenue is also affected by the level of dispositions. The Company's revenue for the six months ended June 30, 2001 has been significantly and adversely affected by the sales of a substantial number of funeral and cemetery properties and future revenue will similarly be affected. See "Dispositions" below. Revenue may also be affected by the negative implications associated with the reorganization proceedings.

     4. Dispositions. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court approved the Company's proposed disposition process. During 2000, the Company sold 101 funeral homes and 33 cemeteries. During the six months ended June 30, 2001, the Company sold an additional 77 funeral homes and 70 cemeteries. As at July 31, 2001, the Company sold a further three funeral homes, and the Company had formal bids for a further 88 properties. The number of disposition properties has since been revised and will continually be revised based on actual sales experience, interest from potential purchasers, current business conditions and Bankruptcy Court approval. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

     5. Tax Rate. Income taxes for 2001 varies significantly from the expected statutory rate because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions, (ii) various charges associated with goodwill and the reorganization reduce book income but not taxable income, and (iii) the tax benefit otherwise associated with the Company's losses has been substantially offset by the valuation allowance. The Company expects that its effective income tax rate for 2001 will likely continue to vary significantly from the Canadian statutory rate.

     Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101 may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its Interim Consolidated Balance Sheet at June 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

     Debt discharged under Chapter 11 and the CCAA is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including, but not limited to, operating and capital loss carryforwards.

     6. Other. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement the Third Amended Plan or any plan of reorganization pursuant to reorganization proceedings that provides for achieving profitable operations and obtaining appropriate financing, among other things, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and, if necessary, debtor-in-possession financing, (iv) dispositions and the related valuation of assets, (v) competition, (vi) the level of the Company's general and administrative costs, and (vii) changes in applicable governmental regulations.

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

 2.2.2     Disclosure Statement for the First Amended Joint Plan of
           Reorganization(2)

 2.3.1 Second Amended Joint Plan of Reorganization of LGII, Loewen and their Debtor Subsidiaries as filed with the U.S.
           Bankruptcy Court for the District of Delaware on May 18,
           2001(3)

 2.3.2     Disclosure Statement for the Second Amended Joint Plan of
           Reorganization(3)

 2.4.1 Third Amended Joint Plan of Reorganization of LGII, Loewen and their Debtor Subsidiaries as filed with the U.S.
           Bankruptcy Court for the District of Delaware on June 29,
           2001(4)

 2.4.2     Disclosure Statement for the Third Amended Joint Plan of
           Reorganization(4)

     3     CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of Loewen issued by the British
           Columbia Registrar of Companies ("Registrar") on October 30,
           1985(5)

   3.2 Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996(6)

   3.3 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March 30, 1988, April 21, 1988,
           May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994,
           December 21, 1995 and February 7, 1996(7)

     4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES

 4.1.1 Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62% Senior Guaranteed
           Notes, Series D, due September 11, 2003, issued by Loewen
           ("Series D Notes"), as amended on June 10, 1994(5)

 4.1.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference September 1, 1993, among Loewen, LGII and institutions named therein, re Series D
           Notes(8)

 4.1.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party(9)

   4.2 Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(5)

 4.3.1     Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed
           Notes, Series E, due February 25, 2004, issued by LGII
           ("Series E Notes"), dated for reference February 1, 1994(5)

 4.3.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference February 1, 1994, among Loewen, LGII and Teachers Insurance and Annuity Association of America, re Series E Notes(8)

 4.3.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.4 Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(5)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.5.1     Amended and Restated 1994 MEIP Credit Agreement, dated as of
           June 14, 1994, amended and restated as of May 15, 1996 (the
           "MEIP Credit Agreement"), by and between Loewen Management
           Investment Corporation, in its capacity as agent for LGII
           ("LMIC"), Loewen and the banks listed therein (the "MEIP
           Banks") and Wachovia Bank of Georgia, N.A., as agent for the
           MEIP Banks ("MEIP Agent")(10)

 4.5.2     First Amendment to the MEIP Credit Agreement, dated as of
           December 2, 1996(11)

 4.5.3     Second Amendment to the MEIP Credit Agreement, dated as of
           April 30, 1997(11)

 4.5.4     Third Amendment to the MEIP Credit Agreement, dated as of
           May 21, 1997(12)

 4.5.5     Fourth Amendment to the MEIP Credit Agreement, dated as of
           September 29, 1997(12)

 4.5.6 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.6     Security Agreement, dated as of June 14, 1994, by and
           Between LMIC and the MEIP Agent(5)

   4.7 Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(5)

   4.8 Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(5)

   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994
           Exchangeable Floating Rate Debentures due July 1, 2001
           issued by LGII, dated June 15, 1994(5)

  4.10 Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
           Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(13)

  4.11     MIPS Guarantee Agreement, dated August 15, 1994(13)

  4.12 Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Series 1 and 2 Senior Guaranteed Notes of
           LGII(7)

  4.13     Form of Senior Guarantee of LGII's Series 1 and 2 Notes
           (included in Exhibit 4.12)

  4.14     Form of Global Series 1 and 2 Exchange Notes of LGII(8)

  4.15     Form of Physical Series 1 and 2 Exchange Notes of LGII(8)

  4.16     Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
           Notes (included in Exhibits 4.14 and 4.15)

4.17.1     Amended and Restated Credit Agreement, dated as of March 27,
           1998 ("BMO Credit Agreement"), among LGII, as borrower,
           Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent(12)

4.17.2 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

  4.18     Collateral Trust Agreement, dated as of May 15, 1996, among
           Bankers Trust Company, as trustee, Loewen, LGII and various other pledgors(8)

  4.19 Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(10)

  4.20     Form of Senior Guarantee of LGII's Series 3 and 4 Notes
           (included in Exhibit 4.19)

  4.21     Form of Global Series 3 and 4 Exchange Notes of LGII(14)

  4.22     Form of Physical Series 3 and 4 Exchange Notes of LGII(14)

  4.23     Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
           Notes (included in Exhibits 4.21 and 4.22)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.24     Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5
           Guaranteed Notes(15)

  4.25     Form of Series 5 Guaranteed Notes of LGII(15)

  4.26     Form of Loewen Guarantee of LGII's Series 5 Notes(15)

  4.27 Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee, with respect to the "PATS" Senior
           Guaranteed Notes due 2009 of LGII(15)

  4.28     Form of Global "PATS" Senior Guaranteed Notes due 2009 of
           LGII(15)

  4.29     Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
           LGII(15)

  4.30     Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
           Notes due 2009(15)

  4.31 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration Statement No. 333-29443(16)

  4.32 Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust
           Company, as trustee, with respect to the Series 6 and 7
           Notes(17)

  4.33     Form of Senior Guarantee of Series 6 and 7 Notes of LGII
           (included in Exhibit 4.33)

  4.34     Form of Global Series 6 and 7 Exchange Notes of LGII(18)

  4.35     Form of Physical Series 6 and 7 Exchange Notes of LGII(18)

  4.36     Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
           Notes (included in Exhibits 4.35 and 4.36)

  4.37     Debtor-In-Possession Credit Agreement, dated as of May 24,
           2000 (the "New DIP Agreement"), by and among LGII, as debtor and debtor-in-possession, each of LGII's subsidiaries listed on the signature pages thereof, each as debtor and debtor-in-possession, Loewen, the Lenders named therein, as the initial Lenders, and First Union National Bank, as the L/C Issuer and as the Administrative Agent for the Lenders(19)

  4.39 Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII

    10     MATERIAL CONTRACTS

  10.1     Receipt Agreement, dated as of January 3, 1996, for the
           Cumulative Redeemable Convertible First Preferred Shares,
           Series C, of Loewen ("Series C Shares")(7)

  10.2 Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(7)

  10.3*    Form of Indemnification Agreement with Outside Directors(23)

  10.4*    Form of Indemnification Agreement with Officers(23)

10.5.1*    The Loewen Group Inc. Corporate Incentive Plan(20)

10.5.2*    The Loewen Group Inc. Operations Incentive Plan(20)

10.5.3*    The Loewen Group Inc. Basic Employee Severance Plan(20)

10.5.4*    The Loewen Group Inc. Executive and Other Specified Employee
           Severance Plan(20)

10.5.5*    The Loewen Group Inc. Confirmation Incentive Plan(20)

10.5.6*    The Loewen Group Inc. Retention Incentive Plan(20)

10.5.7*    Form of Employment and Release Agreement for Corporate and
           Country Management(20)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.5.8*    Form of Employment and Release Agreement for Employees Other
           Than Corporate and Country Management(20)

  10.6*    1994 Management Equity Investment Plan (the "MEIP")(20)

  10.7* Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(9)

  10.8* Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(9)

  10.9*    Form of Stay Put Bonus Plan Letters, dated February 26,
           1999(9)

 10.10*    Consulting Agreement, dated July 18, 1994, by and between
           Loewen and Charles B. Loewen, LGII, and Corporate Services
           International Inc.(5)

 10.11*    Employment Agreement, dated October 31, 1997, by and between
           Loewen and Michael G. Weedon(12)

 10.12* Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren(9)

 10.13*    Employment Agreement dated November 1, 2000, by and between
           Loewen and John S. Lacey(22)

 10.14*    Employment Agreement dated November 1, 2000, by and between
           Loewen and Paul A. Houston(22)

    99     ADDITIONAL EXHIBITS

  99.1 Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp.(23)

  99.2 Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore Capital Partners II
           L.P. ("Blackstone Offshore"), Blackstone Family Investment
           Partnership II L.P. ("Blackstone Family"), PSI Management
           Direct L.P. ("PSI"), LGII and Loewen(24)

  99.3 Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession
           Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone
           Family, PSI and LGII(23)

  99.4 Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp. ("Rose Hills"),
           Blackstone, Blackstone Rose Hills Offshore Capital Partners
           L.P. ("Blackstone Rose Hills"), Blackstone Family, Roses
           Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
           Direct, L.P. ("RHI")(25)

  99.5 Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore, Blackstone Family,
           Blackstone Rose Hills, LGII, RDI, Loewen and RHI(25)

  99.6 Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
           Blackstone Family, RDI, LGII and RHI(25)

  99.7     Form of Letter of Transmittal(26)

  99.8     Form of Notice of Guaranteed Delivery(26)

---------------

*  Compensatory plan or management contract

(1) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 14, 2000, filed November 14, 2000 (File No. 1-12163)

(2) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated February 16, 2001, filed February 16, 2001 (File No. 1-12163)

(3) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated May 18, 2001, filed May 18, 2001 (File No. 1-12163)

(4) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated June 29, 2001, filed June 29, 2001 (File No. 1-12163)

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

(8) Incorporated by reference from the Registration Statement on Form S-4 filed by Loewen on May 3, 1996, as amended by the Registration Statement on Form S-4/A filed by Loewen on June 20, 1996 and the Registration Statement on Form S-4/A filed by Loewen on August 26, 1996 (File No. 333-03135)

(9) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1998, filed on April 15, 1999 (File No. 1-12163)

(10) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

(11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

(12) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

(13) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

(14) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(15) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(16) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

(17) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

(18) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

(19) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000 (File No. 1-12163)

(20) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(21) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 16, 2000 (File No. 1-12163)

(22) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 22, 2001 (File No. 1-12163)

(23) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(24) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(25) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(26) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

  (b) REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed by the Company during the second quarter of fiscal 2001:

FILING DATE                    ITEM NUMBER            DESCRIPTION
-----------                    -----------            -----------
June 29, 2001 (dated June
  29, 2001)                    Item 5. Other Events   Press release announcing the filing of a Third
                                                      Joint Amended Plan of Reorganization and
                                                      related Disclosure Statement for the Company
                                                      and numerous subsidiaries with the U.S.
                                                      Bankruptcy Court for the District of Delaware
June 22, 2001 (dated June
  22, 2001)                    Item 5. Other Events   Press release announcing that the U.S.
                                                      Bankruptcy Court for the District of Delaware
                                                      has set a hearing for August 16, 2001 on the
                                                      Company's Disclosure Statement relating to its
                                                      Plan of Reorganization
May 18, 2001 (dated May 18,
  2001)                        Item 5. Other Events   Press release announcing the filing of a
                                                      Second Joint Amended Plan of Reorganization
                                                      and related Disclosure Statement for the
                                                      Company and numerous subsidiaries with the
                                                      U.S. Bankruptcy Court for the District of
                                                      Delaware
May 14, 2001 (dated May 11,
  2001)                        Item 5. Other Events   Press release reporting first quarter ended
                                                      March 31, 2001 results
May 9, 2001 (dated May 7,
  2001)                        Item 5. Other Events   Press release announcing the intention to file
                                                      a Second Joint Amended Plan of Reorganization
                                                      and related Disclosure Statement for the
                                                      Company and numerous subsidiaries with the
                                                      U.S. Bankruptcy Court for the District of
                                                      Delaware

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE LOEWEN GROUP INC.

Dated: August 10, 2001                              /s/ KENNETH A. SLOAN
                                                    ---------------------------------------------------
                                                    Kenneth A. Sloan
                                                    Senior Vice President, Chief Financial Officer
                                                    (Principal Financial Officer)

Dated: August 10, 2001                              /s/ DWIGHT K. HAWES
                                                    ---------------------------------------------------
                                                    Dwight K. Hawes
                                                    Senior Vice President, Corporate Controller
                                                    (Principal Accounting Officer)