Form 10-Q
period 2001-09-30
LOEWEN GROUP INC
filed 2001-11-13
CIK 845577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
(Mark One)           OF THE SECURITIES EXCHANGE ACT OF 1934
     [X]       For the quarterly period ended September 30, 2001

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

     The number of outstanding Common shares as of October 31, 2001 was 74,145,466.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE LOEWEN GROUP INC.

                                                                                  PAGE
                                                                                  ----
PART I     FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS:
                    CONSOLIDATED BALANCE SHEETS
                    as of September 30, 2001 and December 31, 2000..............       1
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT for the
                    Three Months Ended September 30, 2001 and 2000 and the
                    Nine Months Ended September 30, 2001 and 2000.............         2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the Three Months Ended September 30, 2001 and 2000 and
                    the Nine Months Ended September 30, 2001 and 2000.........         3
                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........       4

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...................................      34
           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK........................................................      45

PART II    OTHER INFORMATION
           ITEM 1.  LEGAL PROCEEDINGS...........................................      46
           ITEM 3.  DEFAULTS ON SENIOR SECURITIES...............................      47
           ITEM 5.  OTHER INFORMATION...........................................      47
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      50

SIGNATURES......................................................................      56

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2001           2000
                                                              ------------    -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash......................................................  $   228,366     $   159,090
  Receivables, net of allowances............................      166,704         211,799
  Inventories...............................................       32,948          35,418
  Prepaid expenses..........................................       24,158           9,551
                                                              -----------     -----------
                                                                  452,176         415,858
Long-term receivables, net of allowances....................      472,235         534,664
Cemetery property...........................................      762,963         882,080
Property and equipment......................................      642,779         687,804
Names and reputations.......................................      561,471         600,709
Insurance invested assets...................................      329,669         302,515
Future income tax assets....................................        1,944           2,458
Pre-arranged funeral services...............................      415,303         427,838
Other assets................................................      111,842         126,980
                                                              -----------     -----------
                                                              $ 3,750,382     $ 3,980,906
                                                              ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
     Accounts payable and accrued liabilities...............  $   107,029     $   112,387
     Long-term debt, current portion........................       23,868          25,598
                                                              -----------     -----------
                                                                  130,897         137,985
  Long-term debt, net of current portion....................       43,287          47,944
  Other liabilities.........................................      375,206         399,893
  Insurance policy liabilities..............................      222,718         204,727
  Future income tax liabilities.............................      120,458         144,570
  Deferred pre-arranged funeral services revenue............      415,303         427,838
Liabilities subject to compromise...........................    2,294,372       2,289,497
Shareholders' equity
  Common shares.............................................    1,276,414       1,276,414
  Preferred shares..........................................      157,144         157,144
  Deficit...................................................   (1,295,576)     (1,117,634)
  Foreign exchange adjustment...............................       10,159          12,528
                                                              -----------     -----------
                                                                  148,141         328,452
                                                              -----------     -----------
                                                              $ 3,750,382     $ 3,980,906
                                                              ===========     ===========
Reorganization proceedings and basis of presentation (Note
  1)
Commitments and contingencies (Notes 3, 4 and 6)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (UNAUDITED)

 EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS AND NUMBER OF
                                     SHARES

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30                  SEPTEMBER 30
                                        --------------------------    --------------------------
                                           2001           2000           2001           2000
                                        -----------    -----------    -----------    -----------
Revenue
  Funeral.............................  $   121,746    $   135,185    $   396,293    $   435,793
  Cemetery............................       40,824         46,543        135,078        172,909
  Insurance...........................       27,370         24,464         79,823         73,199
                                        -----------    -----------    -----------    -----------
                                            189,940        206,192        611,194        681,901
                                        -----------    -----------    -----------    -----------
Costs and expenses
  Funeral.............................       92,803        100,190        292,832        307,341
  Cemetery............................       38,530         38,934        115,036        133,008
  Insurance...........................       21,820         20,158         64,265         58,409
                                        -----------    -----------    -----------    -----------
                                            153,153        159,282        472,133        498,758
                                        -----------    -----------    -----------    -----------
                                             36,787         46,910        139,061        183,143
Expenses
  General and administrative..........       17,335         16,530         50,042         52,526
  Depreciation and amortization.......       13,582         13,777         39,970         43,006
  Provision for asset impairment......       34,686             --        191,974         92,031
                                        -----------    -----------    -----------    -----------
                                             65,603         30,307        281,986        187,563
                                        -----------    -----------    -----------    -----------
Earnings (loss) from operations.......      (28,816)        16,603       (142,925)        (4,420)
Interest on long-term debt............        1,207          3,441          5,940          9,936
Reorganization costs..................       13,737         11,024         33,828         25,447
Other expenses........................          439          2,427          2,897          4,611
                                        -----------    -----------    -----------    -----------
Loss before income taxes..............      (44,199)          (289)      (185,590)       (44,414)
Income taxes..........................        6,553          2,680         (7,648)        12,102
                                        -----------    -----------    -----------    -----------
Net loss for the period...............  $   (50,752)   $    (2,969)   $  (177,942)   $   (56,516)
Deficit, beginning of period..........   (1,244,824)    (1,058,464)    (1,117,634)    (1,004,917)
                                        -----------    -----------    -----------    -----------
Deficit, end of period................  $(1,295,576)   $(1,061,433)   $(1,295,576)   $(1,061,433)
                                        ===========    ===========    ===========    ===========
Loss per Common share:
  Net loss for the period.............  $   (50,752)   $    (2,969)   $  (177,942)   $   (56,516)
     Less provision for Preferred
       share dividends................        2,134          2,216          6,435          6,715
                                        -----------    -----------    -----------    -----------
  Net loss attributable to Common
     shareholders.....................  $   (52,886)   $    (5,185)   $  (184,377)   $   (63,231)
                                        -----------    -----------    -----------    -----------
  Weighted average number of shares
     outstanding (thousands)..........       74,145         74,145         74,145         74,145
Basic and diluted loss per Common
  share...............................  $     (0.71)   $     (0.07)   $     (2.49)   $     (0.85)

      See accompanying notes to interim consolidated financial statements

                             THE LOEWEN GROUP INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     EXPRESSED IN THOUSANDS OF U.S. DOLLARS

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                 --------------------    ---------------------
                                                   2001        2000        2001         2000
                                                 --------    --------    ---------    --------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss.....................................  $(50,752)   $ (2,969)   $(177,942)   $(56,516)
  Items not affecting cash
     Depreciation and amortization.............    17,121      18,827       52,211      58,675
     Provision for asset impairment............    34,686          --      191,974      92,031
     Loss on disposition of assets and
       investments.............................       438       2,427        2,896       4,611
     Future income taxes.......................       796       1,322      (23,303)      1,789
  Other, including net changes in other
     non-cash balances.........................    19,547      11,330       26,105      24,594
                                                 --------    --------    ---------    --------
                                                   21,836      30,937       71,941     125,184
                                                 --------    --------    ---------    --------
Investing
  Proceeds on disposition of assets and
     investments...............................     4,683       3,623       56,271      13,265
  Purchase of property and equipment...........    (6,072)     (6,796)     (19,352)    (15,298)
  Purchase of insurance invested assets........   (64,382)    (36,144)    (127,852)    (86,965)
  Proceeds on disposition and maturities of
     insurance invested assets.................    54,257      28,323       99,095      65,163
                                                 --------    --------    ---------    --------
                                                  (11,514)    (10,994)       8,162     (23,835)
                                                 --------    --------    ---------    --------
Financing
  Repayment of long-term debt..................    (2,364)     (2,941)     (10,827)    (17,943)
                                                 --------    --------    ---------    --------
Increase in cash...............................     7,958      17,002       69,276      83,406
Cash, beginning of period......................   220,408     121,570      159,090      55,166
                                                 --------    --------    ---------    --------
Cash, end of period............................  $228,366    $138,572    $ 228,366    $138,572
                                                 ========    ========    =========    ========

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

     The Company and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only. The Company's United Kingdom, insurance and certain funeral and cemetery subsidiaries were excluded from the filings.

     The Company filed a Joint Plan of Reorganization and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. On February 16, 2001, the Company filed a First Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court. On May 18, 2001, the Company filed a Second Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court. On June 29, 2001, the Company filed a Third Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court. On September 4, 2001, the Company filed a Fourth Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court, which was approved for use in connection with the solicitation of votes to accept or reject the plan of reorganization. As permitted, the Fourth Amended Joint Plan of Reorganization was modified and filed with the U.S. Bankruptcy Court on September 10, 2001 (the "Plan"). Beginning on or about September 10, 2001, the Plan and related Disclosure Statement were mailed to creditors and equity holders entitled to vote on the Plan. The U.S. Bankruptcy Court has scheduled a hearing to consider the confirmation of the Plan commencing on November 27, 2001, and, if necessary, continuing through and including November 29, 2001.

     The primary objectives of the Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Plan provides for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being Loewen Group International, Inc. ("LGII"), which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     - the cancellation of stock of certain direct and indirect subsidiaries of the Company other than that stock which is owned by the Company or its direct or indirect subsidiaries;

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the requisite holders of the MIPS accept the Plan);

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

     - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

     - the selection of boards of directors of Reorganized LGII and Reorganized LGII's reorganized subsidiary Debtors.

     The Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement (see Notes 3 and 6) will not be treated on a pari passu basis.

     Current holders of the Company's Common shares and Series C Preferred shares will receive no value under the Plan. In addition to the principal transactions contemplated by the Plan, certain of the Company's Canadian subsidiaries will be restructured, pursuant to an order of the Canadian Court, and certain other transactions transferring substantially all of the Company's assets to Reorganized LGII will be effected.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Plan and emergence from reorganization proceedings are subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Plan to accept the Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Plan. The Company anticipates that certain creditors are likely to challenge the Plan.

     If the Plan is not confirmed, the Company, by itself or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases, could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 1.  REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION -- (CONTINUED)

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

     The interim consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these interim consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to negotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Additionally, if the Plan (or other plan of reorganization) is confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from the Company's reorganization proceedings. The reported amounts in the interim consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada for interim financial reporting, which in the case of the Company, generally conform with those established in the United States, except as explained in Note
10. Accordingly, they do not include all of the information and footnote disclosures necessary for a complete set of annual financial statements in conformity with Canadian GAAP.

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

     As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors are resolving proofs of claim that differ in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to either (i) the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000, or (ii) the former owner claims mediation procedures (the "Mediation Procedures") approved by the U.S. Bankruptcy Court on May 23, 2001. The ADR Procedures provide for settlement offer exchange procedures to facilitate the parties' resolution of a claim referred to the ADR Procedures on a consensual basis. If the claim remains unresolved following the settlement offer exchange procedures, the claim is submitted to binding or nonbinding arbitration (depending on the election of the claimant). As of October 31, 2001, the

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

Debtors have submitted approximately 665 proofs of claim for resolution pursuant to the ADR Procedures, of which, 204 claims have been resolved, 60 claims might still be resolved by the settlement offer exchange procedures and 324 claims will be arbitrated. Of the 204 claims that have been resolved, the resolution of 192 of these claims has been approved by the U.S. Bankruptcy Court. The Company will seek U.S. Bankruptcy Court approval of the resolution of the remaining 12 claims in the future. The Company has filed a motion to dismiss 43 of the claims submitted for resolution pursuant to the ADR procedures, based upon the claimants' failure to comply with the ADR Procedures. Of the claims subject to this motion, three have been dismissed for failing to respond. The Debtors have been unable to resolve 37 claims submitted to the ADR Procedures. For those claims that have been resolved, accrued liabilities in the Company's interim consolidated financial statements have been adjusted to reflect the settled amounts. However, the ultimate liquidated amounts of the remaining liabilities are still at issue and the terms for satisfying these liabilities are subject to a confirmed plan of reorganization. Accordingly, the ultimate settlement amount of these liabilities is not presently determinable.

     The Mediation Procedures were proposed to assist in the resolution of claims arising from the acquisition of funeral home and cemetery businesses ("Mediation Claims"). Pursuant to the U.S. Bankruptcy Court's order approving the Mediation Procedures, the Debtors have the authority to submit unresolved Mediation Claims to mediation. As of October 31, 2001, the Debtors had submitted approximately 100 Mediation Claims to the Mediation Procedures.

     Under the U.S. Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval. Liabilities related to executory contracts are recorded as liabilities not subject to compromise, unless the Company has decided to reject the contract. Claims for damages resulting from the rejection of executory contracts, after December 15, 1999, were subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. In June 1999, the Debtors applied to the U.S. Bankruptcy Court to reject approximately 200 non-compete agreements. The U.S. Bankruptcy Court denied the Company's motion to reject these non-compete agreements as a group in August 1999. In view of the U.S. Bankruptcy Court's ruling, the Debtors notified the 200 non-Debtor parties to the non-compete agreements that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants. In September 2000, the Debtors filed motions to reject approximately 32 pre-Petition Date non-competition agreements (the "September Rejected Non-Competition Agreements"). At the same time, the Debtors also filed motions to reject approximately 56 consulting or employment agreements (the "September Rejected Consulting Agreements"). In addition, the Debtors notified 36 other non-Debtor parties to non-competition agreements that the Debtors determined to be non-executory that the Debtors were suspending payments under such agreements and did not intend to enforce the non-competition covenants set forth therein. As of October 31, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 30 of the September Rejected Non-Competition Agreements and approximately 50 of the September Rejected Consulting Agreements. Since October 1, 2000, the Debtors have filed motions to reject 54 pre-Petition Date non-competition agreements (the "Subsequent Rejected Non-Competition Agreements") and 37 consulting or employment agreements (the "Subsequent Rejected Consulting Agreements"). As of October 31, 2001, the U.S. Bankruptcy Court had approved the rejection of approximately 39 of the Subsequent Rejected Non-Competition Agreements and approximately 35 of the Subsequent Rejected Consulting Agreements. The Company may submit applications to reject additional executory contracts in the future. The Debtors may also reject certain executory contracts pursuant to any plan or plans approved in their reorganization cases. The Debtors have submitted certain of the motions to reject and related claims for resolution pursuant to mediation procedures approved by the U.S. Bankruptcy Court.

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

     Under the Plan, liabilities subject to compromise are categorized into a class of allowed unsecured claims and further categorized into divisions. Certain of these allowed unsecured claims will receive a pro rata share of Reorganized LGII common shares, warrants and interests in the Liquidating Trust. For certain of these allowed unsecured claims, the amount of any claim that ultimately is allowed by the U.S. Bankruptcy Court may be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of these allowed unsecured claims may differ significantly from the amounts recorded in the Company's interim consolidated financial statements. Accordingly, the amount of the pro rata distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust that ultimately will be received by a holder of an allowed unsecured claim may be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Reorganized LGII's common shares, warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims have been resolved.

     The liabilities subject to compromise and debt are as follows:

                                                    SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                  -----------------------   -----------------------
                                                  LIABILITIES               LIABILITIES
                                                  SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                  COMPROMISE      DEBT      COMPROMISE      DEBT
                                                  -----------   ---------   -----------   ---------
                                                        (UNAUDITED)
Bank credit agreements..........................  $  352,908     $    --    $  353,115     $    --
11.12% Series D senior amortizing notes due in
  2003..........................................      36,518          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004..........................................      30,432          --        30,432          --
7.50% Series 1 senior notes due in 2001.........     225,000          --       225,000          --
8.25% Series 2 senior notes due in 2003.........     125,000          --       125,000          --
7.75% Series 3 senior notes due in 2001.........     125,000          --       125,000          --
8.25% Series 4 senior notes due in 2003.........     225,000          --       225,000          --
6.10% Series 5 senior notes due in 2002 (Cdn.
  $200,000,000).................................     126,662          --       133,315          --
7.20% Series 6 senior notes due in 2003.........     200,000          --       200,000          --
7.60% Series 7 senior notes due in 2008.........     250,000          --       250,000          --
6.70% Pass-through Asset Trust Securities
  ("PATS") and related option liability
  recorded, due in 1999.........................     309,760          --       309,760          --
Promissory notes and capital lease
  obligations...................................      95,620      67,155        86,934      73,542
Accounts payable and accrued liabilities........      84,901          --        85,126          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A..........................      75,000          --        75,000          --
Executory contracts.............................      32,571          --        29,297          --
                                                  ----------     -------    ----------     -------
                                                   2,294,372      67,155     2,289,497      73,542
Less current portion of long-term debt..........          --      23,868            --      25,598
                                                  ----------     -------    ----------     -------
                                                  $2,294,372     $43,287    $2,289,497     $47,944
                                                  ==========     =======    ==========     =======

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

     Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $32,453,000 for the three months ended September 30, 2001 (2000 -- $38,668,000), and $103,115,000 for the nine months ended September 30,
2001 (2000 -- $115,035,000).

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

     The scheduled payments in arrears based on original contractual terms on the Company's senior debt obligations are as follows:

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2001           2000
                                                              ------------    -----------
                                                              (UNAUDITED)
Interest payments in arrears:
  Bank credit agreements....................................    $ 96,250       $ 65,776
  11.12% Series D senior notes..............................      11,090          6,207
  7.82% Series E senior notes...............................       6,163          3,461
  7.50% Series 1 senior notes...............................      35,696         26,274
  8.25% Series 2 senior notes...............................      21,937         16,116
  7.75% Series 3 senior notes...............................      20,531         15,102
  8.25% Series 4 senior notes...............................      39,486         29,008
  6.10% Series 5 senior notes...............................      16,174         12,574
  7.20% Series 6 senior notes...............................      38,687         30,393
  7.60% Series 7 senior notes...............................      51,250         40,221
  6.70% PATS................................................      10,050         10,050
                                                                --------       --------
                                                                $347,314       $255,182
                                                                ========       ========
Principal payments in arrears:
  11.12% Series D senior notes..............................    $ 25,714       $ 17,143
  7.82% Series E senior notes...............................      14,286          7,143
  7.50% Series 1 senior notes...............................     225,000             --
  6.70% PATS................................................     300,000        300,000
                                                                --------       --------
                                                                $565,000       $324,286
                                                                ========       ========
Subsidiary dividends in arrears:
  9.45% MIPS................................................    $ 18,309       $ 12,994
                                                                ========       ========

     The Company, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"), subsequently reduced to $100,000,000. The DIP Facility matured on June 30, 2001.

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company did not renew or replace the DIP Facility at its maturity date. In addition, it is contemplated under the Plan that an exit financing revolving credit facility will be established and will consist of a secured maximum $75,000,000 revolving credit facility, $25,000,000 of which will be available in the form of letters of credit.

     Net cash proceeds, after payment of certain direct selling costs, generated from the Company's asset disposition program approved by the U.S. Bankruptcy Court are required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds shall be distributed. As at September 30, 2001, cash in this segregated deposit account amounted to approximately $59,883,000 (2000 -- nil).

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

     The Plan provides for the cancellation of the debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes, on a basis other than pari passu, subject to U.S. Bankruptcy Court approval and the vote of creditors and equity holders entitled to vote thereon to accept the Plan. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for cancellation of such debt.

     It is not known when the uncertainty regarding the secured status under the Collateral Trust Agreement with respect to the Subject Debt will ultimately be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's interim consolidated financial statements.

     There was no debt issue cost amortization included in interest expense for the three months ended September 30, 2001 (2000 -- $1,013,000). Interest expense for the nine months ended September 30, 2001 includes $618,000 (2000 -- $2,978,000) of debt issue cost amortization.

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

     The Plan provides for the cancellation of the MIPS and the related obligations in exchange for Reorganized LGII warrants, if the requisite holders of the MIPS accept the proposed plan of reorganization.

     LGII serves as the holding company for all United States assets and operations of the Company. The interim consolidated financial statements of LGII are prepared in accordance with Canadian GAAP and are presented in United States dollars. The following presents supplemental condensed interim consolidating financial information for LGII:

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING BALANCE SHEETS -- SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                  PARENT
                                                                   PARENT                        COMPANY
                                                  SUBSIDIARY     AND OTHER     CONSOLIDATING       TLGI
                                                  ISSUER LGII   SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                  -----------   ------------   -------------   ------------
ASSETS
  Cash..........................................  $   200,855    $  27,511       $      --      $  228,366
  Other current assets..........................      190,039       31,869           1,902         223,810
  Long-term receivables, net of allowances......      436,857       32,243           3,135         472,235
  Cemetery property.............................      754,526        8,437              --         762,963
  Property and equipment........................      540,863      101,916              --         642,779
  Names and reputations.........................      516,429       45,042              --         561,471
  Pre-arranged funeral services.................      354,335       60,968              --         415,303
  Other assets..................................      462,298       11,132         (29,975)        443,455
                                                  -----------    ---------       ---------      ----------
     Total assets...............................  $ 3,456,202    $ 319,118       $ (24,938)     $3,750,382
                                                  ===========    =========       =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities not subject to compromise
     Current liabilities........................  $   120,300    $  10,597       $      --      $  130,897
     Other liabilities..........................      741,654       18,392           1,623         761,669
     Deferred pre-arranged funeral services
       revenue..................................      354,335       60,968              --         415,303
  Liabilities subject to compromise
     Intercompany, net of investments in and
       advances to affiliates...................    1,118,479     (554,459)       (564,020)             --
     Third party................................    2,125,828      168,544              --       2,294,372
  Shareholders' equity (deficit)................   (1,004,394)     615,076         537,459         148,141
                                                  -----------    ---------       ---------      ----------
     Total liabilities and shareholders'
       equity...................................  $ 3,456,202    $ 319,118       $ (24,938)     $3,750,382
                                                  ===========    =========       =========      ==========

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
                                                   ==========     =========       =========      ==========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $172,241        $17,699           $  --          $189,940
Costs and expenses.........................    168,018         15,515             537           184,070
Provision for asset impairment.............     33,103          1,583              --            34,686
                                              --------        -------           -----          --------
Earnings (loss) from operations............    (28,880)           601            (537)          (28,816)
Interest on long-term debt.................      1,127            221            (141)            1,207
Reorganization costs.......................     12,126          1,611              --            13,737
Other expenses (income)....................       (587)         1,026              --               439
                                              --------        -------           -----          --------
Loss before income taxes...................    (41,546)        (2,257)           (396)          (44,199)
Income taxes...............................      1,209          5,559            (215)            6,553
                                              --------        -------           -----          --------
Net loss...................................   $(42,755)       $(7,816)          $(181)         $(50,752)
                                              ========        =======           =====          ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $ 16,529        $ 5,307           $ --           $ 21,836
Cash flows from investing activities.......     (5,856)        (5,658)            --            (11,514)
Cash flows from financing activities.......     (1,824)          (540)            --             (2,364)
                                              --------        -------           ----           --------
Increase in cash...........................      8,849           (891)            --              7,958
Cash, beginning of period..................    192,006         28,402             --            220,408
                                              --------        -------           ----           --------
Cash, end of period........................   $200,855        $27,511           $ --           $228,366
                                              ========        =======           ====           ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $186,168        $20,024          $    --         $206,192
Costs and expenses.........................    174,200         14,022            1,367          189,589
Provision for asset impairment.............         --             --               --               --
                                              --------        -------          -------         --------
Earnings from operations...................     11,968          6,002           (1,367)          16,603
Interest on long-term debt.................      3,220            221               --            3,441
Reorganization costs.......................      8,875          2,149               --           11,024
Other expenses (income)....................     (1,388)         3,815               --            2,427
                                              --------        -------          -------         --------
Earnings (loss) before income taxes........      1,261           (183)          (1,367)            (289)
Income taxes...............................       (592)         3,819             (547)           2,680
                                              --------        -------          -------         --------
Net earnings (loss)........................   $  1,853        $(4,002)         $  (820)        $ (2,969)
                                              ========        =======          =======         ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $(40,423)       $ 71,360          $ --           $ 30,937
Cash flows from investing activities.......     (9,646)         (1,348)           --            (10,994)
Cash flows from financing activities.......     69,449         (72,390)           --             (2,941)
                                              --------        --------          ----           --------
Increase (decrease) in cash................     19,380          (2,378)           --             17,002
Cash, beginning of period..................    103,951          17,619            --            121,570
                                              --------        --------          ----           --------
Cash, end of period........................   $123,331        $ 15,241          $ --           $138,572
                                              ========        ========          ====           ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $ 553,098       $ 58,096         $    --        $ 611,194
Costs and expenses.........................     511,215         48,945           1,985          562,145
Provision for asset impairment.............     178,984         12,990              --          191,974
                                              ---------       --------         -------        ---------
Loss from operations.......................    (137,101)        (3,839)         (1,985)        (142,925)
Interest on long-term debt.................       5,673            725            (458)           5,940
Reorganization costs.......................      28,030          5,798              --           33,828
Other expenses.............................       1,549          1,348              --            2,897
                                              ---------       --------         -------        ---------
Loss before income taxes...................    (172,353)       (11,710)         (1,527)        (185,590)
Income taxes...............................     (11,926)         5,072            (794)          (7,648)
                                              ---------       --------         -------        ---------
Net loss...................................   $(160,427)      $(16,782)        $  (733)       $(177,942)
                                              =========       ========         =======        =========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities.......   $ 65,050        $ 6,891           $ --           $ 71,941
Cash flows from investing activities.......      2,342          5,820             --              8,162
Cash flows from financing activities.......     (9,240)        (1,587)            --            (10,827)
                                              --------        -------           ----           --------
Increase in cash...........................     58,152         11,124             --             69,276
Cash, beginning of period..................    142,703         16,387             --            159,090
                                              --------        -------           ----           --------
Cash, end of period........................   $200,855        $27,511           $ --           $228,366
                                              ========        =======           ====           ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT -- (CONTINUED)

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                PARENT
                                                               PARENT                          COMPANY
                                             SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                             ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                             -----------    ------------    -------------    ------------
Revenues...................................   $614,659        $67,242          $    --         $681,901
Costs and expenses.........................    539,394         48,358            6,538          594,290
Provision for asset impairment.............     87,730          4,301               --           92,031
                                              --------        -------          -------         --------
Earnings (loss) from operations............    (12,465)        14,583           (6,538)          (4,420)
Interest on long-term debt.................      9,418            683             (165)           9,936
Reorganization costs.......................     21,522          3,925               --           25,447
Other expenses (income)....................     (3,082)         7,693               --            4,611
                                              --------        -------          -------         --------
Earnings (loss) before income taxes........    (40,323)         2,282           (6,373)         (44,414)
Income taxes...............................      7,255          7,463           (2,616)          12,102
                                              --------        -------          -------         --------
Net loss...................................   $(47,578)       $(5,181)         $(3,757)        $(56,516)
                                              ========        =======          =======         ========

SUPPLEMENTAL CONDENSED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                 PARENT
                                                                PARENT                          COMPANY
                                              SUBSIDIARY      AND OTHER      CONSOLIDATING        TLGI
                                              ISSUER LGII    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                              -----------    ------------    -------------    ------------
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities........   $ 43,519        $ 81,665          $ --           $125,184
Cash flows from investing activities........    (19,174)         (4,661)           --            (23,835)
Cash flows from financing activities........     56,590         (74,533)           --            (17,943)
                                               --------        --------          ----           --------
Increase in cash............................     80,935           2,471            --             83,406
Cash, beginning of period...................     42,396          12,770            --             55,166
                                               --------        --------          ----           --------
Cash, end of period.........................   $123,331        $ 15,241          $ --           $138,572
                                               ========        ========          ====           ========

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

     For the three months ended June 30, 2001, the Company recorded a pre-tax asset impairment provision of $139,408,000 (2000 -- $92,031,000), of which $131,190,000 related to an agreement reached on August 1, 2001 to sell the Company's interest in relation to a group of 29 cemeteries, and $2,704,000 related to two other cemeteries and six funeral homes, none of which were included in the previously-announced disposition properties. The remainder of the pre-tax asset impairment provision of $5,514,000 resulted from revised estimates of expected proceeds of the locations held for disposal.

     For the three months ended September 30, 2001, the Company recorded a pre-tax asset impairment provision of $34,686,000 (2000 -- $nil), of which $17,557,000 related to an additional asset impairment provision resulting from an amendment to the August 1, 2001 agreement to sell the Company's interest in relation to a group of 29 cemeteries, and $9,395,000 related to three other cemeteries and an administrative facility, none of which were included in the previously-announced disposition properties. The remainder of the pre-tax asset impairment provision of $7,734,000 resulted from revised estimates of expected proceeds of the locations held for disposal.

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

     During the three months ended September 30, 2001, the Company sold 18 funeral homes and five cemeteries for net proceeds of $4,683,000, resulting in a pre-tax loss of $445,000. During the nine months ended September 30, 2001, the Company sold 95 funeral homes and 75 cemeteries for net proceeds of $56,271,000, resulting in a pre-tax loss of $2,914,000. There were no dispositions in the three- or nine-month periods ended September 30, 2000 of the previously-announced disposition properties.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 5.  REORGANIZATION COSTS

     The Company has incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the CCAA as follows:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      ------------------    ------------------
                                                       2001       2000       2001       2000
                                                      -------    -------    -------    -------
                                                         (UNAUDITED)           (UNAUDITED)
Professional fees and other costs...................  $ 9,680    $ 9,987    $28,068    $21,645
Key Employee Retention Plan costs...................    3,374      2,920      8,335      6,297
Interest income.....................................   (2,200)    (1,883)    (6,655)    (2,809)
Executory contracts submitted for rejection.........    2,883         --      4,072        141
Deferred debt issue costs written off...............       --         --          8        173
                                                      -------    -------    -------    -------
                                                      $13,737    $11,024    $33,828    $25,447
                                                      =======    =======    =======    =======

     Professional fees and other costs include legal, accounting and consulting services provided to the Company and the Creditors' Committee which, subject to court approval, are required to be paid by the Company as it reorganizes under Chapter 11 and the CCAA.

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

  BANKERS TRUST ACTION AND RELATED CREDITOR NEGOTIATIONS

     On September 27, 2000, Bankers Trust Company, the collateral trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Subject Debt is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company and certain of its subsidiaries have been named as defendants in that proceeding, along with the Creditors' Committee, State Street Bank & Trust Company and U.S. Bank National Association (the indenture trustees at that time for the Subject Debt), Bank of Montreal and Wachovia Bank, N.A.

     Since the commencement of the adversary proceeding, Bank of Montreal has filed an answer requesting that the U.S. Bankruptcy Court enter a judgment declaring that Bankers Trust Company does not hold a valid, attached and perfected security interest in the collateral for the benefit of the holders of the Subject Debt, Wachovia Bank, N.A. has filed an answer, cross-claims and a counterclaim seeking a declaratory judgment that the Subject Debt is unsecured and not entitled to share in the benefits of the Collateral Trust

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

Agreement, and the Creditors' Committee has filed an answer, counterclaim and cross-claim seeking a declaratory judgment that the Subject Debt and the Series 5 Senior Notes are not secured under the Collateral Trust Agreement. The Creditors' Committee also filed a motion to join The Trust Company of Bank of Montreal ("BMO Trust Company"), trustee for the Series 5 Senior Notes, as an additional defendant. BMO Trust Company and Bank One Trust Company, N.A., as successor trustee for the Series 6 and 7 Senior Notes and the PATS, and Morgens, Waterfall, Vintiadis & Company, Inc. have been granted leave to intervene. Additionally, HSBC Bank USA, as successor indenture trustee for the Series 1 and 2 Senior Notes, filed a motion to intervene in the Bankers Trust Action, which motion was approved, and seeks a declaratory judgment that the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS are not secured under the Collateral Trust Agreement. In November 2000, Bankers Trust Company filed a motion to stay the adversary proceeding pending the Company's efforts to confirm its Plan. On December 21, 2000, the Court denied Bankers Trust Company's motion and directed the parties to proceed with discovery.

     On January 22, 2001, the U.S. Bankruptcy Court referred the Bankers Trust Action to mediation, with the objective of seeking a settlement of the disputes surrounding the Collateral Trust Agreement. A mediator was appointed and mediation sessions occurred in February and April 2001. The mediation was unsuccessful in resolving the Collateral Trust Agreement dispute.

     Following the Court's denial of Bankers Trust Company's motion to stay the adversary proceeding, the Company filed an answer that, among other things, supported the pari passu treatment of the Subject Debt as set forth in the First Amended Joint Plan of Reorganization (which treatment differed from that set forth in the Plan). Other interested parties, including the Creditors' Committee, have also filed responsive pleadings taking various positions on whether the Subject Debt is secured, whether the Subject Debt is entitled to the benefits of the guarantees provided by various Loewen subsidiaries, and the implications of any determination that the Subject Debt is not entitled to the benefits of the Collateral Trust Agreement.

     On May 7, 2001, the Company and certain of its subsidiaries filed a motion (the "May 7 Motion") requesting that the U.S. Bankruptcy Court schedule a hearing on the adequacy of the disclosure statement that would accompany a revised version of the plan of reorganization that the Company intended to file, which, based upon a proposed resolution of the disputes pending in the Bankers Trust Action, would treat holders of debt pursuant to the Collateral Trust Agreement on a non-pari passu basis. On May 18, 2001, the Company and certain of its subsidiaries filed the Second Amended Joint Plan of Reorganization reflecting a proposed resolution of the disputes in the Bankers Trust Action, and treating the various holders of debt pursuant to the Collateral Trust Agreement on a non-pari passu basis. The Plan adopts a similar approach.

     At the U.S. Bankruptcy Court's May 25, 2001 hearing on the May 7 Motion, many of the creditors holding debt pursuant to the Collateral Trust Agreement indicated that, subject to further negotiation on other issues, the creditor recoveries set forth in the Second Amended Joint Plan of Reorganization potentially could represent a satisfactory settlement of the dispute. At the request of certain of the creditors holding debt pursuant to the Collateral Trust Agreement, the U.S. Bankruptcy Court continued its hearing on the May 7 Motion twice, until June 20, 2001, to permit further negotiations. During this period, the Debtors and certain of these creditors engaged in extensive further negotiations and discussions regarding, among other issues: (a) the procedures for implementation of the dispute settlement; (b) the corporate governance of Reorganized LGII; (c) the terms of the indebtedness to be issued pursuant to the Third Amended Joint Plan of Reorganization; and (d) the payment of attorneys' and other fees and expenses of, and the protections to be provided under the Third Amended Joint Plan of Reorganization to, the creditors and the indenture trustees. At the U.S. Bankruptcy Court's June 20, 2001 hearing on the May 7 Motion, certain parties involved in these

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

negotiations generally indicated that, in their view, sufficient progress had been made to permit the procedures relating to consideration of the Third Amended Joint Plan of Reorganization to go forward. Accordingly, the U.S. Bankruptcy Court approved the May 7 Motion and, on August 16, 2001, held a hearing on the adequacy of the related disclosure statement. As a result of the hearing and the negotiations described above, modifications to the Second Amended Joint Plan of Reorganization and Third Amended Joint Plan of Reorganization were made and included in the Plan and related Disclosure Statement.

     After the May 25, 2001 hearing, discovery and other activity in the Bankers Trust Action were held in abeyance, and, in light of the resolution of the Collateral Trust Agreement disputes embodied in the Third Amended Joint Plan of Reorganization, the parties negotiated the terms of an order (the "Stay Order") providing for the stay of the Bankers Trust Action subject to certain terms and conditions.

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

     On July 17, 2001, the U.S. Bankruptcy Court approved the Stay Order. That Stay Order provides in principle as follows:

     - From the date of the Stay Order until the date on which the tabulation of votes on the amended Plan (such Plan having been amended from the Third Amended Joint Plan of Reorganization in a manner that does not affect the methodology for determining the recoveries by Collateral Trust Agreement creditors) is filed with the U.S. Bankruptcy Court (the "Tabulation Date"), all discovery, pending motions and other proceedings in the Bankers Trust Action will be stayed.

     - If all three classes of Collateral Trust Agreement creditors vote in requisite number and amount to accept the Plan, the Bankers Trust Action will remain stayed through the date of entry of an order confirming or denying confirmation of the Plan.

     - If any of the three classes of Collateral Trust Agreement creditors fails to accept the Plan: (i) the Debtors, in their discretion, may nonetheless proceed to seek confirmation of the Plan; (ii) most of the parties to the Bankers Trust Action, including the Debtors, will support a request for the U.S. Bankruptcy Court to set a summary judgment hearing in the Bankers Trust Action within 60 days after the Tabulation Date, subject to reservation of the parties' right under applicable procedural rules; (iii) the Debtors will not file another plan of reorganization during the 120-day period following the Tabulation Date; and (iv) the stay will be deemed lifted as of the Tabulation Date, without further order of the U.S. Bankruptcy Court.

     On September 4, 2001, the U.S. Bankruptcy Court approved the Disclosure Statement related to the Plan for use in the solicitation of votes to accept or reject the Plan. In light of the settlement of the dispute, the Plan contemplates, and one of the conditions to confirmation of the Plan is, that the U.S. Bankruptcy Court shall have entered an order approving and authorizing, pursuant to Bankruptcy Rule 9019, the settlement of certain of the issues relating to these disputes embodied in the Plan and providing for the dismissal of all claims in this proceeding.

     The Company has determined that it is not possible at this time to predict the outcome of the Bankers Trust Action or when that litigation might be completed.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

  SECURITIES CLASS ACTIONS

     Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. Raymond L. Loewen, the former Chairman and Chief Executive Officer, and certain former officers and directors have been named as defendants in some of the suits. All but one of these lawsuits were filed as purported class actions on behalf of persons or entities that purchased Company Common shares during five different time periods ranging from November 3, 1996 through January 14, 1999. LGII and LGC are named as defendants in two suits (with the Company, the "Loewen Defendants"). The plaintiffs in these two lawsuits purport to sue on behalf of a class of purchasers of the MIPS from March 5, 1997 through January 14, 1999. The MIPS were issued by LGC. The complaints generally make allegations concerning, among other things, the Company's internal controls, accounting practices, financial disclosures and acquisition practices.

     The Judicial Panel on Multidistrict Litigation granted the Loewen Defendants' motion to consolidate all of the actions for pre-trial coordination in the United States District Court for the Eastern District of Pennsylvania (the "District Court"). On April 15, 1999, Judge Thomas O'Neill of the District Court entered an order consolidating in the Eastern District of Pennsylvania, all of the cases then filed, as well as any related cases thereafter transferred to that District (the "April 15 Order"). The April 15 Order appointed the City of Philadelphia Board of Pensions and Retirement, Phil Schawrtz, James McGlathery, Terry Roberts, Kurt Mueller, Jr., Harley Puff and Morton Silas as lead plaintiffs. Subsequent to the Company's Chapter 11 and the CCAA filings, Judge O'Neill entered an order staying all of the cases and placing them on the suspense docket. On January 18, 2001, plaintiffs filed a motion to remove the case from the Civil Suspense Docket, in which they indicated that they intend to pursue claims against certain individuals who are currently defendants and against other former officers and/or directors who are not currently defendants. The District Court denied the motion.

     On August 29, 2001, the plaintiffs filed in the Chapter 11 cases a memorandum in support of a motion to modify the automatic stay, requesting that the U.S. Bankruptcy Court lift the automatic stay to allow: (a) the plaintiffs to file a consolidated complaint in the securities cases; (b) the parties to file and/or brief the district court on motions to dismiss these actions; and
(c) the plaintiffs to obtain a judgment against the Company for the sole purpose of potentially enabling the plaintiffs to obtain enhanced judgments against the non-Debtor defendants. The Debtors opposed this request to modify the automatic stay. The U.S. Bankruptcy Court granted a limited modification to the automatic stay, which allows the plaintiffs to file a consolidated complaint in the securities cases and permits the parties to the cases to brief and obtain a decision on any motion to dismiss the plaintiffs' claims. The U.S. Bankruptcy Court recognized, however, that the plaintiffs cannot file such complaint, and the parties cannot brief any motion to dismiss the plaintiffs' claims, until the District Court removes the securities cases from the Civil Suspense Docket. The Bankruptcy Court denied, without prejudice, the plaintiffs' request for authorization to pursue, but not collect upon, a judgment against the Company in the securities cases.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

  PROPOSED CIVIL RIGHTS CLASS ACTIONS

     Since July 2000, ten lawsuits have been filed against an LGII subsidiary and various other unrelated insurance companies asserting similar claims of racial discrimination and seeking class action certification. Nine of these cases are pending in federal court, and in December 2000, the Judicial Panel on Multidistrict Litigation consolidated those nine cases, along with similar cases against unrelated insurance companies, in the United States District Court for the Eastern District of Louisiana, where they were assigned to Judge Martin L.C. Feldman as In re Industrial Life Insurance Litigation, MDL No. 1382. The tenth case is pending in state court in Ascension Parish, Louisiana (the "Louisiana State Court").

     The Company has engaged in settlement discussions with attorneys representing certain plaintiffs and recently entered into a proposed class-action settlement with respect to the claims in the ten lawsuits that, if approved by the Louisiana State Court, will provide compensation to class members in exchange for a release of all pending or future claims they may have against the Company, the LGII subsidiary and certain of their affiliates, including the race discrimination claims at issue in the nine pending class-action lawsuits. In October 2001, the parties involved in the negotiations submitted the settlement agreement to the Louisiana State Court and requested that the Louisiana State Court give preliminary approval to the class action settlement and authorize the parties to provide notice of the settlement to class members. On October 15, 2001, the Louisiana State Court gave preliminary approval to the settlement, certified a class for settlement purposes only and authorized the parties to provide notice of the settlement to potential class members. The parties have begun providing notice of the settlement to class members by mail, newspaper and radio. The Louisiana State Court has scheduled a fairness hearing for January 9, 2002 in order to consider whether to give final approval to the class-action settlement as fair, reasonable and adequate for the class.

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings, nor is it possible to establish a reasonable estimate of possible damages other than litigation defense costs. Accordingly, provision with respect to these lawsuits within the Company's interim consolidated financial statements has been limited to estimated defense costs.

     See the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for additional information relating to the proposed civil rights class actions.

  THE LOEWEN GROUP INC., ET AL. V. THE UNITED STATES OF AMERICA

     In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'Keefe vs. The Loewen Group Inc. Specifically, the plaintiffs allege that they were subjected to discrimination, denial of the minimum standard of treatment guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the United States government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims for October 2001. The hearing was held on October 15-19, 2001. The matter is now pending before the Arbitration Tribunal.

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 6.  CONTINGENCIES -- (CONTINUED)

The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be realized by the Company.

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

     Under a Put/Call Agreement entered into with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone"), the majority investor in Prime, in August 1996 (the "Prime Put/Call Agreement"), the Company has the option to acquire (the "Prime Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Blackstone has the option to sell (the "Prime Put") its Prime common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Under a Put/Call Agreement entered into with Blackstone and RHI Management Direct L.P. ("RHI") in November 1996 (the "Rose Hills Put/Call Agreement"), the Company has the option to acquire (the "Rose Hills Call") the Rose Hills common stock owned by Blackstone and RHI commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement. Blackstone and RHI have the option to sell (the "Rose Hills Put") their Rose Hills common stock to the Company commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement.

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

NOTE 7.  CHANGES IN OTHER NON-CASH BALANCES

     Supplemental disclosures related to statements of cash flows consist of the following:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                   -------------------    --------------------
                                                    2001        2000        2001        2000
                                                   -------    --------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Decrease (increase) in assets:
  Receivables, net of allowances
     Trade.......................................  $  (326)   $ (1,265)   $  6,664    $  8,711
     Other.......................................     (731)      1,516       7,960     (14,111)
  Inventories....................................    1,142      (3,165)       (490)     (2,002)
  Prepaid expenses...............................    2,870      (2,314)    (10,818)       (414)
  Amounts receivable from cemetery merchandise
     trusts......................................   (7,849)    (13,851)    (35,130)    (42,908)
  Installment contracts, net of allowances.......   11,177      20,743      38,486      56,021
  Cemetery property..............................      376        (640)        238      (2,660)
  Other assets...................................    3,807       1,796       5,946       2,957
Increase (decrease) in liabilities, including
  certain liabilities subject to compromise
  Accounts payable and accrued liabilities.......    3,189       3,416      (2,817)      1,097
  Other liabilities..............................     (153)        626       1,632      (2,252)
  Cemetery long-term liabilities.................   (2,426)     (1,739)     (7,010)      1,868
  Insurance policy liabilities...................    6,359       5,577      17,992      15,413
  Other changes in non-cash balances.............    2,112         630       3,452       2,874
                                                   -------    --------    --------    --------
                                                   $19,547    $ 11,330    $ 26,105    $ 24,594
                                                   =======    ========    ========    ========
Supplemental information:
  Interest paid..................................  $   706    $  1,458    $  3,495    $  5,103
  Taxes paid.....................................    6,579         373      10,815      10,100
  Bad debt expense...............................    5,246       5,549      16,701      20,192
Non-cash investing and financing activities:
  Capital leases.................................   (1,811)     (4,135)     (5,100)     (8,222)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001  FUNERAL    CEMETERY   INSURANCE    OTHER     CONSOLIDATED
---------------------------------------------  --------   --------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2001....................................     $121,746   $ 40,824    $27,370    $     --     $189,940
  2000....................................      135,185     46,543     24,464          --      206,192
Earnings (loss) from operations:
  2001....................................     $ 14,857   $(31,067)   $ 5,543    $(18,149)    $(28,816)
  2000....................................       22,425      4,581      4,297     (14,700)      16,603

     The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $(10,667)   $ 31,303
Other expenses of operations:
  General and administrative expenses.......................   (15,389)    (12,871)
  Depreciation and amortization.............................    (2,760)     (1,829)
                                                              --------    --------
Total earnings (loss) from operations.......................  $(28,816)   $ 16,603
                                                              ========    ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001   FUNERAL      CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------------  ----------   ----------   ---------   --------   ------------
(UNAUDITED)
Revenue earned from external sales:
  2001..................................      $  396,293   $  135,078   $ 79,823    $     --    $  611,194
  2000..................................         435,793      172,909     73,199          --       681,901
Earnings (loss) from operations:
  2001..................................      $   48,077   $ (161,003)  $ 15,535    $(45,534)   $ (142,925)
  2000..................................          33,929       (5,589)    14,766     (47,526)       (4,420)
Total assets, as at:
  September 30, 2001 (unaudited)........      $1,724,015   $1,395,136   $345,046    $286,185    $3,750,382
  December 31, 2000.....................       1,827,934    1,630,759    318,178     204,035     3,980,906

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 8.  SEGMENTED INFORMATION -- (CONTINUED)

     The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) from operations and identifies the components of "Other" segment earnings (loss) from operations:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
                                                                   (UNAUDITED)
Earnings (loss) from operations of funeral, cemetery and
  insurance segments........................................  $ (97,391)   $ 43,106
Other expenses of operations:
  General and administrative expenses.......................    (39,461)    (42,404)
  Depreciation and amortization.............................     (6,073)     (5,122)
                                                              ---------    --------
Total loss from operations..................................  $(142,925)   $ (4,420)
                                                              =========    ========

NOTE 9.  SHARE CAPITAL

     In March 1999, the Company announced that future dividends on the Series C Preferred Shares would be deferred. As of September 30, 2001, the deferred dividends aggregated $20,898,900. Under the terms of these Preferred shares, they become convertible at the option of the holder into Common shares upon deferral of preferred dividends for six consecutive calendar quarters.

     As of October 1, 2001, the Company had deferred payment of dividends for 11 consecutive calendar quarters. Accordingly, these Preferred shares are currently convertible into Common shares at a ratio of 9.710 Common shares per Preferred share. However, the Company is not accepting requests for conversion.

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

  (a) Net loss and loss per Common share

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                                 -------------------    ------------------------
                                                   2001       2000          2001          2000
                                                 --------    -------    ------------    --------
                                                     (UNAUDITED)              (UNAUDITED)
Net loss in accordance with Canadian GAAP......  $(50,752)   $(2,969)    $(177,942)     $(56,516)
Effects of differences, net of tax, in
  accounting for:
  Pre-arranged funeral and cemetery
     arrangements (c)..........................    (4,819)        --       (21,159)           --
  Other........................................    (1,414)      (663)          281        (1,198)
                                                 --------    -------     ---------      --------
Net loss in accordance with U.S. GAAP, except
  as noted above...............................   (56,985)    (3,632)     (198,820)      (57,714)
Other comprehensive income (loss):
  Foreign currency translation adjustments.....      (612)      (332)       (2,369)       (3,229)
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during the period.......................     3,668        103        (4,407)         (621)
     Reclassification adjustment for gains
       (losses) included in net loss...........       276        (81)        1,095        (1,512)
                                                 --------    -------     ---------      --------
Comprehensive loss in accordance with U.S.
  GAAP, except as noted above..................  $(53,653)   $(3,942)    $(204,501)     $(63,076)
                                                 ========    =======     =========      ========

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES -- (CONTINUED)

     Basic loss per Common share in accordance with U.S. GAAP, and similar to Canadian GAAP, is based on the weighted average number of Common shares outstanding during the year, and is computed as follows:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                  -------------------    ---------------------
                                                    2001       2000        2001         2000
                                                  --------    -------    ---------    --------
                                                      (UNAUDITED)             (UNAUDITED)
Net loss in accordance with U.S. GAAP, except as
  noted above...................................  $(56,985)   $(3,632)   $(198,820)   $(57,714)
  Less provision for Preferred share
     dividends..................................     2,134      2,216        6,435       6,715
                                                  --------    -------    ---------    --------
Net loss in accordance with U.S. GAAP, except as
  noted above attributable to Common
  shareholders..................................  $(59,119)   $(5,848)   $(205,255)   $(64,429)
                                                  ========    =======    =========    ========
Weighted average number of shares outstanding
  (thousands)...................................    74,145     74,145       74,145      74,145
Basic loss per Common share.....................  $  (0.80)   $ (0.08)   $   (2.77)   $  (0.87)

  (b) Balance sheet

     The amounts in the interim consolidated balance sheets that materially differ from those reported under Canadian GAAP are as follows:

                                               SEPTEMBER 30, 2001              DECEMBER 31, 2000
                                           ---------------------------    ---------------------------
                                            CANADIAN     UNITED STATES     CANADIAN     UNITED STATES
                                              GAAP           GAAP            GAAP           GAAP
                                           ----------    -------------    ----------    -------------
                                                   (UNAUDITED)
Assets:
  Long-term receivables, net of
     allowances..........................     472,235        463,473         534,664        540,883
  Cemetery property......................     762,963        690,204         882,080        804,998
  Insurance invested assets..............     329,669        335,374         302,515        298,635
  Other assets...........................     111,842        130,929         126,980        151,098
Liabilities and Shareholders' Equity:
  Insurance policy liabilities...........     222,718        261,567         204,727        241,570
  Future income tax liabilities..........     120,458         96,283         144,570        123,540
  Deferred pre-need revenue..............          --         23,676              --             --
  Common shares..........................   1,276,414      1,302,819       1,276,414      1,302,819
  Deficit................................  (1,295,576)    (1,377,942)     (1,117,634)    (1,179,122)
Accumulated other comprehensive income:
  Foreign exchange adjustment............      10,159        (18,838)         12,528        (16,469)

  (c) Pre-arranged funeral and cemetery arrangements

     In December 1999, the SEC staff issued SAB 101, which provides the SEC staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, revenue (pre-arranged funerals, pre-need cemetery merchandise, services and spaces) and related cost of sales under pre-need arrangements are recorded at the time of product delivery, performance of services, or transfer of interment right title, and selling costs are expensed as incurred. This revenue

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 10.  UNITED STATES ACCOUNTING PRINCIPLES -- (CONTINUED)

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

     The pre-tax effect of these changes in accounting principles for the three months ended September 30, 2001, was a reduction in pre-need revenue of $5,017,000 and an increase of $191,000 in related costs, representing $1,300,000 of cost of sales, net of $1,491,000 of obtaining costs, which are deferred under Canadian GAAP. The effect for the nine months ended September 30, 2001, was a reduction in pre-need revenue of $23,676,000 and $1,134,000 in related costs, representing $6,061,000 of cost of sales, net of $4,927,000 of obtaining costs, which are deferred under Canadian GAAP.

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

                             THE LOEWEN GROUP INC.

             TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

NOTE 11.  RECENT ACCOUNTING STANDARDS -- (CONTINUED)

     In October 2001, the FASB released Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain aspects of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of a Segment of a Business."

     FAS No. 144 applies to long-lived assets, excluding goodwill and certain other specified items, to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Furthermore, FAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively.

     As management has not performed a comprehensive analysis of the impact, the Company is unable to estimate the impact, if any.

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

OVERVIEW

     The Company is the second-largest operator of funeral homes and cemeteries in North America. In addition to providing services at-need, the Company also makes funeral, cemetery and cremation arrangements on a pre-need basis. As at October 31, 2001, the Company operated 896 funeral homes and 318 cemeteries throughout North America and 32 funeral homes in the United Kingdom. As at October 31, 2001, the Company also operated three insurance subsidiaries that principally sell a variety of life insurance products to fund funeral services on a pre-need basis.

FINANCIAL CONDITION

  REORGANIZATION PROCEEDINGS

     On June 1, 1999 (the "Petition Date"), Loewen and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, five additional subsidiaries of Loewen voluntarily filed for creditor protection and 41 subsidiaries were voluntarily deleted. The Company's United Kingdom subsidiaries, which generate approximately 1% of the Company's consolidated revenues, along with the Company's insurance and certain funeral and cemetery subsidiaries, were excluded from the Chapter 11 and the CCAA filings. Loewen and its subsidiaries under creditor protection (the "Debtors") are presently operating their businesses as debtors-in-possession. The U.S. trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Creditors' Committee"). The proceedings of the Debtors are being jointly administered for procedural purposes only.

     The Company is reorganizing its affairs under the protection of Chapter 11 and the CCAA. The Company filed a Joint Plan of Reorganization and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on November 14, 2000. Concurrently, the Joint Plan of Reorganization and related Disclosure Statement were filed with the SEC as exhibits to a Form 8-K dated November 14, 2000. On February 16, 2001, the Company filed the First Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the First Amended Joint Plan of Reorganization and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated February 16, 2001. On May 18, 2001, the Company filed a Second Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Second Amended Joint Plan of Reorganization and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated May 18, 2001. On June 29, 2001, the Company filed a Third Amended Joint Plan of Reorganization and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Third Amended Joint Plan of Reorganization and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated June 29, 2001. On September 10, 2001, the Company filed a Fourth Amended Joint Plan of Reorganization (the "Plan") and related Disclosure Statement with the U.S. Bankruptcy Court and, concurrently, filed the Plan and related Disclosure Statement with the SEC as exhibits to a Form 8-K dated September 10, 2001.

     The primary objectives of the Plan are to: (a) alter the Debtors' debt and capital structures to permit them to emerge from Chapter 11 with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors and equity holders. The Plan provides for, among other things:

     - transactions that will result in the ultimate parent company in the corporate structure being LGII, which will be reorganized but will remain a Delaware corporation ("Reorganized LGII");

     - the cancellation of stock of certain direct and indirect subsidiaries of Loewen other than that stock which is owned by Loewen or its direct or indirect subsidiaries;

     - the cancellation of the 9.45% Cumulative Monthly Income Preferred Securities, Series A ("MIPS") and the related obligations in exchange for Reorganized LGII warrants (if the requisite holders of the MIPS accept the Plan);

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

     - the corporate restructuring and simplification of Reorganized LGII's subsidiaries; and

     - the selection of boards of directors of Reorganized LGII and Reorganized LGII's reorganized subsidiary Debtors.

     The Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will not be treated on a pari passu basis.

     Current holders of Loewen's Common shares and Series C Preferred shares will receive no value under the Plan. In addition to the principal transactions contemplated by the Plan, certain of Loewen's Canadian subsidiaries will be restructured, pursuant to an order of the Canadian Court, and certain other transactions transferring substantially all of Loewen's assets to Reorganized LGII will be effected.

     On August 16, 2001, the U.S. Bankruptcy Court held a hearing on the adequacy of the Disclosure Statement related to the Third Amended Plan of Reorganization, as it may be amended as of such date. The U.S. Bankruptcy Court, on September 4, 2001, approved the Plan and related Disclosure Statement for solicitation of votes to accept or reject the Plan. On September 10, 2001, the Plan and related Disclosure Statement were mailed to creditors and equity holders entitled to vote on the Plan. The U.S. Bankruptcy Court has scheduled a hearing to consider the confirmation of the Plan commencing on November 27, 2001 and, if necessary, continuing through and including November 29, 2001.

     There can be no assurance, however, that the Company will successfully emerge from its reorganization proceedings. Confirmation of the Plan and emergence from reorganization proceedings is subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Plan to accept the Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Plan. The Company anticipates that certain creditors are likely to challenge the Plan.

     If the Plan is not confirmed, the Company, by itself or (subject to the Company's exclusive periods under Chapter 11 and the CCAA to file and solicit acceptances of a plan or plans of reorganization) together with any other party in interest in the reorganization cases, could attempt to formulate and propose a different plan or plans of reorganization. Further, if no plan of reorganization can be confirmed, the Company's U.S. Chapter 11 cases may be converted to U.S. Bankruptcy Code Chapter 7 cases ("Chapter 7"). In a liquidation case under Chapter 7, a trustee or trustees would be elected or appointed to liquidate the assets of each Debtor. The proceeds of the liquidation would then be distributed to the respective creditors of the Company and its Debtor subsidiaries in accordance with the priorities established by the U.S. Bankruptcy Code. The impact on carrying values in this scenario cannot be determined.

     If the Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, Reorganized LGII will be required to adopt "fresh start" accounting and report in accordance with U.S. GAAP. This accounting will require that assets and liabilities be recorded at fair value, based on the values determined in connection with the Plan. As a result, the reported amounts in the Interim Consolidated Financial Statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

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

RESULTS OF OPERATIONS

     Detailed below are the Company's operating results for the three- and nine-month periods ended September 30, 2001 and 2000, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue, except income taxes, which are presented as a percentage of earnings before income taxes.

     The Company's operations are comprised of three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 8 to the Interim Consolidated Financial Statements.

                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                         SEPTEMBER 30            SEPTEMBER 30
                                                      ------------------      ------------------
                                                       2001        2000        2001        2000
                                                      ------      ------      ------      ------
                                                        (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral...........................................  $121.7      $135.2       64.1        65.5
  Cemetery..........................................    40.8        46.5       21.5        22.6
  Insurance.........................................    27.4        24.5       14.4        11.9
                                                      ------      ------      -----       -----
     Total..........................................  $189.9      $206.2      100.0       100.0
                                                      ======      ======      =====       =====
Gross margin
  Funeral...........................................  $ 28.9      $ 35.0       23.8        25.9
  Cemetery..........................................     2.3         7.6        5.6        16.3
  Insurance.........................................     5.6         4.3       20.3        17.6
                                                      ------      ------
     Total..........................................    36.8        46.9       19.4        22.8
Expenses
  General and administrative........................    17.3        16.5        9.1         8.0
  Depreciation and amortization.....................    13.6        13.8        7.2         6.7
  Provision for asset impairment....................    34.7          --       18.3          --
                                                      ------      ------
  Earnings (loss) from operations...................   (28.8)       16.6      (15.2)        8.1
  Interest on long-term debt........................     1.2         3.4        0.6         1.7
  Reorganization costs..............................    13.7        11.0        7.2         5.3
  Other expenses....................................     0.5         2.4        0.2         1.2
  Income taxes......................................     6.6         2.7        n/a         n/a
                                                      ------      ------
  Net loss..........................................  $(50.8)     $ (2.9)     (26.7)       (1.4)
                                                      ======      ======

 THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated revenue decreased 7.9% to $189.9 million for the three months ended September 30, 2001, from $206.2 million in 2000. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased by 21.6%, to $36.8 million for the three months ended September 30, 2001, from $46.9 million in 2000, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, also increased for the cemetery and funeral businesses. As a percentage of revenue, consolidated gross margin decreased to 19.4% for the three months ended September 30, 2001, compared to 22.8% in 2000, primarily due to the cemetery and funeral revenue decline.

     Funeral revenue decreased 9.9% to $121.7 million for the three months ended September 30, 2001, compared to $135.2 million in 2000, primarily due to fewer funeral services, as a result of the sale of 196 funeral homes, 101 of which occurred in the fourth quarter of 2000, and 95 of which occurred during the nine months ended September 30, 2001, and partly, management believes, attributable to continuing consumer concerns caused by the ongoing reorganization proceedings. At locations in operation for all of the three months ended September 30, 2001 and 2000, funeral revenue increased 0.3%, to $117.2 million for the three months ended September 30, 2001, compared to $116.8 million in 2000, and the average revenue per funeral service increased by 1.8%, while the number of services performed decreased by 1.4%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 23.8% for the three months ended September 30, 2001, from 25.9% in 2000, principally as a result of lower revenues and a less than commensurate reduction in location operating costs. A significant reduction in future funeral revenue is expected as a result of the recent sales of funeral homes, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Cemetery revenue decreased 12.3% to $40.8 million for the three months ended September 30, 2001, from $46.5 million in 2000, primarily due to the sale of 108 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 75 of which occurred during the nine months ended September 30, 2001, as well as, management believes, continuing customer concerns caused by the ongoing reorganization proceedings. The sale of cemeteries has significantly reduced at-need revenues, down $3.9 million in the three months ended September 30, 2001, versus the same period in 2000, while pre-need revenues have remained flat. However, pre-need revenue growth has been constrained due to the slower than planned expansion of the sales force. In addition, but to a lesser degree, revenues continue to be negatively impacted by previous pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Though improving cash flow, the shorter contract terms, as well as the impacts of lower pre-need revenue in previous periods, have negatively impacted finance income, down $2.0 million in the three months ended September 30, 2001, compared to the comparable period in 2000. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 5.6% for the three months ended September 30, 2001, from 16.3% in 2000, primarily due to large declines in at-need revenue and finance income, which were partially offset by moderate decreases in expenses. However, due to the fixed nature of certain expenses, expense reductions were not commensurate with the revenue declines experienced. A significant reduction in future cemetery revenue is expected as a result of the recent sale of cemeteries, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Insurance revenue increased 11.9% to $27.4 million for the three months ended September 30, 2001, from $24.5 million in 2000. Overall insurance gross margin as a percentage of insurance revenue increased to 20.3% for the three months ended September 30, 2001, from 17.6% in 2000, primarily due to increased revenue.

     General and administrative expenses increased slightly to $17.3 million for the three months ended September 30, 2001, from $16.5 million in 2000. General and administrative expenses, as a percentage of revenue for the three months ended September 30, 2001, increased to 9.1% from 8.0% in 2000, primarily due to the effects of the revenue decline, and also resulting from the slight increase in expenses.

     Depreciation and amortization expenses decreased slightly to $13.6 million for the three months ended September 30, 2001, from $13.8 million in 2000, primarily due to dispositions and asset impairment provisions recorded after September 30, 2000. As a percentage of revenue, depreciation and amortization expense for the three months ended September 30, 2001, increased to 7.2% for the three months ended September 30, 2001, compared to 6.7% in 2000, primarily due to the effects of the revenue decline, which more than offset the decrease in expense.

     For the three months ended September 30, 2001, the Company recorded a pre-tax asset impairment provision of $34.7 million, of which $17.6 million related to an additional asset impairment provision resulting from an amendment to the August 1, 2001 agreement to sell the Company's interest in relation to a group of 29 cemeteries, and $9.4 million related to three other cemeteries and an administrative facility, none of which were included in the previously-announced program to dispose of non-strategic assets. The remainder of the pre-tax asset impairment provision of $7.7 million resulted from revised estimates of expected proceeds of the locations held for disposal.

     Interest expense on long-term debt decreased by $2.2 million to $1.2 million for the three months ended September 30, 2001, from $3.4 million in 2000. The decrease is primarily due to the reduction in interest and related fees associated with the debtors-in-possession revolving credit agreement that expired on June 30, 2001, as well as the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $32.5 million and $38.7 million for the three months ended September 30, 2001 and 2000, respectively.

     Reorganization costs increased to $13.7 million for the three months ended September 30, 2001, from $11.0 million in 2000. These costs, before offsetting interest income of $2.2 million (2000 -- $1.9 million), primarily consisted of $9.7 million for professional fees for legal, accounting and consulting services provided to the Company and the Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, $3.3 million for the Company's Key Employee Retention Plan and $2.9 million for executory contracts submitted for rejection. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $172.5 million as at September 30, 2001.

     Income tax for the three months ended September 30, 2001 was $6.6 million, compared to an income tax of $2.7 million in 2000. The Company's tax rate for the three months ended September 30, 2001 and 2000 varied from the statutory tax rate, because tax benefits generated by the Company's losses were largely offset by a resultant increase in the valuation allowance against the Company's future tax assets. In addition, a substantial portion of the Company's reorganization costs are not deductible for tax purposes and losses incurred in certain jurisdictions do not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the applicable statutory rates.

     The Company had a net loss of $50.8 million for the three months ended September 30, 2001, compared to a net loss of $2.9 million in 2000. Basic and diluted loss per share were $0.71 for the three months ended September 30, 2001, compared to basic and diluted loss per share of $0.07 in 2000. The increase in net loss for the three months ended September 30, 2001 was primarily due to the provision for asset impairment, lower gross margins, higher income taxes, higher reorganization costs and higher general and administrative expenses, partially offset by lower interest expense, other expenses, and depreciation and amortization expense.

     The Company's statement of cash flows for the three months ended September 30, 2001, reflects cash provided from operations of $21.8 million, compared to $30.9 million in 2000. The increase in cash of $8.0 million for the three months ended September 30, 2001, was $9.0 million less than the $17.0 million generated in 2000, due to lower cash provided from operations and higher net purchases of insurance invested assets, partially offset by higher proceeds on disposition of assets and investments, lower purchases of property and equipment and lower repayment of long-term debt.

                                                      NINE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30             SEPTEMBER 30
                                                     -------------------      ------------------
                                                      2001         2000        2001        2000
                                                     -------      ------      ------      ------
                                                        (IN MILLIONS)           (PERCENTAGES)
Revenue
  Funeral..........................................  $ 396.3      $435.8       64.8        63.9
  Cemetery.........................................    135.1       172.9       22.1        25.4
  Insurance........................................     79.8        73.2       13.1        10.7
                                                     -------      ------      -----       -----
     Total.........................................  $ 611.2      $681.9      100.0       100.0
                                                     =======      ======      =====       =====
Gross margin
  Funeral..........................................  $ 103.5      $128.4       26.1        29.5
  Cemetery.........................................     20.0        39.9       14.8        23.1
  Insurance........................................     15.6        14.8       19.5        20.2
                                                     -------      ------
     Total.........................................    139.1       183.1       22.8        26.9
Expenses
  General and administrative.......................     50.0        52.5        8.2         7.7
  Depreciation and amortization....................     40.0        43.0        6.5         6.3
  Provision for asset impairment...................    192.0        92.0       31.4        13.5
                                                     -------      ------
  Loss from operations.............................   (142.9)       (4.4)     (23.3)       (0.6)
  Interest on long-term debt.......................      5.9        10.0        1.0         1.5
  Reorganization costs.............................     33.8        25.4        5.5         3.7
  Other expenses...................................      2.9         4.6        0.5         0.7
  Income taxes.....................................     (7.6)       12.1        n/a         n/a
                                                     -------      ------
  Net loss.........................................  $(177.9)     $(56.5)     (29.1)       (8.3)
                                                     =======      ======

 NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated revenue decreased 10.4% to $611.2 million for the nine months ended September 30, 2001, from $681.9 million in 2000. This is primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased 24.1%, to $139.1 million for the nine months ended September 30, 2001, from $183.1 million in 2000, primarily due to the decline in funeral and cemetery revenue, though costs, as a percentage of revenue, increased for all businesses. As a percentage of revenue, consolidated gross margin decreased to 22.8% for the nine months ended September 30, 2001, from 26.9% in 2000.

     Funeral revenue decreased 9.1% to $396.3 million for the nine months ended September 30, 2001, from $435.8 million in 2000, primarily due to fewer funeral services, as a result of the sale of 196 funeral homes, 101 of which occurred in the fourth quarter of 2000, and 95 of which occurred during the nine months ended September 30, 2001, and partly, management believes, attributable to continuing consumer concerns caused by the ongoing reorganization proceedings. At locations in operation for all of the nine months ended September 30, 2001 and 2000, funeral revenue decreased 0.3% to $377.2 million for the nine months ended September 30, 2001, compared to $378.2 million in 2000, and the average revenue per funeral service increased by 1.3%, while the number of services performed decreased by 1.5%. Overall funeral gross margin, as a percentage of funeral revenue, decreased to 26.1% for the nine months ended September 30, 2001, from 29.5% in 2000, principally as a result of lower revenues and a less than commensurate reduction in location operating costs. A significant reduction in future funeral revenue is expected as a result of the recent sales of funeral homes, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Cemetery revenue decreased 21.9% to $135.1 million for the nine months ended September 30, 2001, from $172.9 million in 2000, primarily due to the sale of 108 cemeteries, 33 of which occurred in the fourth quarter of 2000, and 75 of which occurred during the nine months ended September 30, 2001, as well as, management believes, continuing consumer concerns caused by the ongoing reorganization proceedings. The sale of cemeteries has significantly reduced both at-need and pre-need revenues, down $11.2 and $20.4 million, respectively, in the nine months ended September 30, 2001, versus the same period in 2000. In addition, pre-need revenue growth has been further constrained due to the slower than planned expansion of the sales force. In addition, but to a lesser degree, revenues have continued to be negatively impacted by previous pre-need sales contract term changes, such as shorter terms and larger down payments that are less attractive to certain customers but are designed to improve cash flow. Though improving cash flow, the shorter contract terms, as well as lower pre-need revenues, have negatively impacted finance income, down $6.6 million in the nine months ended September 30, 2001, compared to the comparable period in 2000. Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 14.8% for the nine months ended September 30, 2001, from 23.1% in 2000, primarily due to large declines in at-need and pre-need revenue and finance income, which were partially offset by decreases in expenses. However, due to the fixed nature of certain expenses, expense reductions were not commensurate with the revenue declines experienced. A significant reduction in future cemetery revenue is expected as a result of the recent sale of cemeteries, as well as further planned sales under the Company's previously-announced program to dispose of non-strategic assets.

     Insurance revenue increased 9.0% to $79.8 million for the nine months ended September 30, 2001, from $73.2 million in 2000. Overall insurance gross margin as a percentage of insurance revenue decreased slightly to 19.5% for the nine months ended September 30, 2001, from 20.2% in 2000, primarily due to increased benefits and claims costs, which more than offset the revenue increase.

     General and administrative expenses decreased to $50.0 million for the nine months ended September 30, 2001, from $52.5 million in 2000. The decrease in general and administrative expenses for the nine months ended September 30, 2001 is primarily due to the Company's efforts to operate more efficiently and implement system improvements. General and administrative expenses, as a percentage of revenue, increased slightly to 8.2% for the nine months ended September 30, 2001, from 7.7% in 2000, due to the effects of the revenue decline.

     Depreciation and amortization expenses decreased to $40.0 million for the nine months ended September 30, 2001, from $43.0 million in 2000, primarily due to dispositions and asset impairment provisions recorded after September 30, 2000. As a percentage of revenue, depreciation and amortization increased slightly to 6.5% for the nine months ended September 30, 2001, from 6.3% in 2000, as the decline in expense was more than offset by the effects of the revenue decline.

     For the nine months ended September 30, 2001, the Company recorded a pre-tax asset impairment provision of $192.0 million, of which $148.8 million related to an agreement reached on August 1, 2001, to sell the Company's interest in relation to a group of 29 cemeteries, and $23.8 million related to seven cemeteries, seven funeral homes and an administrative facility, none of which were included in the previously-announced program to dispose of locations that are considered non-strategic assets. The remainder of the pre-tax asset impairment provision of $19.4 million resulted from revised estimates of expected proceeds of the locations held for disposal. For the nine months ended September 30, 2000, the $92.0 million pre-tax asset impairment provision resulted from the Company revising its estimates of expected proceeds of the locations held for disposal. The pre-tax asset impairment provisions are based on management estimates and, as a result, actual results could differ significantly from these estimates.

     Interest expense on long-term debt decreased by $4.1 million to $5.9 million for the nine months ended September 30, 2001, from $10.0 million in 2000. The decrease is primarily due to the reduction in interest and related fees associated with the debtors-in-possession revolving credit agreement that expired on June 30, 2001, as well as the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $103.1 million and $115.0 million for the nine months ended September 30, 2001 and 2000, respectively.

     Reorganization costs increased to $33.8 million for the nine months ended September 30, 2001, from $25.4 million in 2000. These costs, before offsetting interest income of $6.7 million (2000 -- $2.8 million), primarily consisted of $28.1 million for professional fees for legal, accounting and consulting services provided to the Company and the Creditors' Committee, incurred while the Company reorganizes under Chapter 11 and the CCAA, $8.3 million for the Company's Key Employee Retention Plan and $4.1 million for executory contracts submitted for rejection. Total reorganization costs since the Petition Date applicable to the Company's reorganization amounted to $172.5 million as at September 30, 2001.

     Income tax benefit for the nine months ended September 30, 2001 was $7.6 million, compared to income tax of $12.1 million in 2000. The Company's tax rate for the nine months ended September 30, 2001 and 2000 varied from the statutory tax rate, because tax benefits generated by the Company's losses were largely offset by a resultant increase in the valuation allowance against the Company's future tax assets. In addition, a substantial portion of the Company's reorganization costs are not deductible for tax purposes and losses incurred in certain jurisdictions do not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its balance sheet at September 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in the period in which it arises. The Company expects that its effective income tax rate for fiscal year 2001 and beyond may vary significantly from the applicable statutory rates.

     The Company had a net loss of $177.9 million for the nine months ended September 30, 2001, compared to a net loss of $56.5 million in 2000. Basic and diluted loss per share were $2.49 for the nine months ended September 30, 2001, compared to basic and diluted loss per share of $0.85 in 2000. The increase in net loss for the nine months ended September 30, 2001 was primarily due to higher provision for asset impairment, lower gross margins and higher reorganization costs, partially offset by lower income taxes, interest expense, depreciation and amortization expense, general administrative expenses, and other expenses.

     The Company's statement of cash flows for the nine months ended September 30, 2001, reflects cash provided from operations of $71.9 million, compared to $125.2 million in 2000. The increase in cash of $69.3 million for the nine months ended September 30, 2001, was $14.1 million less than the $83.4 million generated in 2000, due to lower cash provided from operations and higher net purchases of insurance invested assets, partially offset by higher proceeds on disposition of assets and investments, lower repayment of long-term debt and lower purchases of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     Loewen, LGII and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a $200 million revolving credit agreement dated June 1, 1999 (the "DIP Facility") and in May 2000 the credit limit was reduced to $100 million. The DIP Facility matured on June 30, 2001.

     The Company believes that its existing cash as well as cash flow from operations will be sufficient to satisfy its near-term obligations. Accordingly, the Company did not renew or replace the $100 million DIP Facility at its maturity date of June 30, 2001. In addition, it is contemplated under the Plan, that an exit financing revolving credit facility will be established and will consist of a secured maximum $75 million revolving credit facility, $25 million of which will be available in the form of letters of credit.

     As a result of the Chapter 11 and the CCAA filings, no principal or interest payments will be made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until the Plan, providing for the repayment terms, has been submitted to any required vote and approval of creditors, has been confirmed by the U.S. Bankruptcy Court and has become effective.

     Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise has not been accrued after the Petition Date. Interest expense and principal payments will continue to be recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $103.1 million for the nine months ended September 30, 2001 (2000 -- $115.0 million).

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

     The Company's balance sheet at September 30, 2001, as compared to December 31, 2000, reflects changes from operations, as well as the effect of impairment provisions and dispositions.

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

     The Plan provides for the cancellation of debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Reorganized LGII common shares and seven-year unsecured notes, on a basis other than pari passu, subject to U.S. Bankruptcy Court approval and the vote of creditors and equity holders entitled to vote thereon to accept the Plan. Under specified circumstances, Reorganized LGII may also issue two-year unsecured notes and/or five-year secured notes, in exchange for the cancellation of such debt.

     It is not known when the uncertainty regarding the secured status under the Collateral Trust Agreement with respect to the Subject Debt will ultimately be resolved. Accordingly, the effects of this contingency, if any, have not been reflected in the Company's Interim Consolidated Financial Statements.

  RESTRICTIONS

     The cash generated by the Company's asset disposition program approved by the U.S. Bankruptcy Court is generally restricted and subject to U.S. Bankruptcy Court approval prior to distribution. Additionally, the Company's insurance subsidiaries, which have not filed for creditor protection under Chapter 11, are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company.

  DISPOSITIONS

     In December 1999, the Company announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that do not meet the Company's future geographic and strategic objectives. In January 2000, the U.S. Bankruptcy Court approved the Company's disposition process for the locations identified. In addition, other properties have periodically been disposed, after Bankruptcy Court approval. During 2000, the Company sold 101 funeral homes and 33 cemeteries for net proceeds of $36.1 million. During the nine months ended September 30, 2001, the Company sold 95 funeral homes and 75 cemeteries for net proceeds of $56.3 million. As of October 31, 2001, the Company sold a further three funeral homes and five cemeteries for gross proceeds of $2.0 million. As of October 31, 2001, the Company had formal bids on 69 of the remaining disposition properties. These bids currently have been either approved by or are pending approval by the U.S. Bankruptcy Court. Potential buyers have commenced or are continuing due diligence and negotiations.

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

     In October 2001, the FASB released Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain aspects of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of a Segment of a Business."

     FAS No. 144 applies to long-lived assets, excluding goodwill and certain other specified items, to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Furthermore, FAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively.

     As management has not performed a comprehensive analysis of the impact, the Company is unable to estimate the impact, if any.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Prior to the Chapter 11 and the CCAA filings, the Company used derivatives, primarily in the form of interest rate swaps, cross-currency interest rate swaps, and both Canadian and United States dollar borrowings. The objective was to manage the mix of floating and fixed rate debt and to substantially hedge the Company's net investment in foreign assets. The Company's major market risk exposures are to changing interest rates, equity prices and foreign currency fluctuations. The Company's exposures to interest rate fluctuations and equity prices primarily reside in the United States, while the Company's exposure to foreign currency fluctuations primarily resides in Canadian dollar investments. All derivative and other financial instruments described were non-trading and were stated in U.S. dollars. The Company's derivative contracts were entered into with major financial institutions, thereby minimizing the risk of credit loss. Fluctuations in interest and currency rates that affected the swaps were generally offset by corresponding movements in the assets or debt being hedged. The Company's market risk exposure, discussed below, provides information about the Company's market-sensitive financial instruments and constitutes "forward-looking statements," which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

  BANKERS TRUST ACTION AND RELATED CREDITOR NEGOTIATIONS

     On September 27, 2000, Bankers Trust Company, the trustee for the debt claiming the benefit of a collateral trust agreement dated as of May 15, 1996, entered into by the Company, Loewen Group International, Inc. ("LGII") and Bankers Trust Company (the "Collateral Trust Agreement"), filed an adversary proceeding in the U.S. Bankruptcy Court (the "Bankers Trust Action") seeking a declaratory judgment that the Company's Series 3, 4, 6 and 7 Senior Notes and Pass-through Asset Trust Securities (the "Subject Debt") is secured debt and entitled to the benefits of the Collateral Trust Agreement. The Company has been named as a defendant in that proceeding, along with the statutory committee of unsecured creditors appointed by the United States trustee for the District of Delaware, State Street Bank & Trust Company, and U.S. Bank National Association (the indenture trustees for certain of the Company's debt issues), Bank of Montreal and Wachovia Bank, N.A. For a description of these proceedings, see
Note 6 to the Company's Interim Consolidated Financial Statements.

  SECURITIES CLASS ACTIONS

     Since December 1998, the Company has been served with various related lawsuits filed in the United States District Courts for the Eastern District of Pennsylvania and for the Eastern District of New York. For a description of these proceedings, see Note 6 to the Company's Interim Consolidated Financial Statements.

  PROPOSED CIVIL RIGHTS CLASS ACTIONS

     Since July 2000, ten lawsuits have been filed against an LGII subsidiary and various other unrelated insurance companies asserting similar claims and seeking class action certification. For a description of recent developments relating to these lawsuits, see Note 6 to the Company's Interim Consolidated Financial Statements.

  THE LOEWEN GROUP INC., ET AL. V. THE UNITED STATES OF AMERICA

     In October 1998, the Company and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Company, filed a claim against the United States government for damages under the arbitration provisions of NAFTA. For a description of recent developments relating to these proceedings, see Note 6 to the Company's Interim Consolidated Financial Statements.

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

     The Interim Consolidated Financial Statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Interim Consolidated Financial Statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Additionally, the amounts reported could materially change because of the Company's Fourth Amended Joint Plan of Reorganization filed with the U.S. Bankruptcy Court (the "Plan"), since the reported amounts in the Interim Consolidated Financial Statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of the Plan, future profitable operations, the ability to renegotiate, if necessary, and comply with the terms of a debtor-in-possession revolving credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     2. Reorganization and Related Proceedings. If the Plan (or other plan of reorganization) is approved and confirmed by the U.S. Bankruptcy Court, LGII, as contemplated for reorganization under the Plan ("Reorganized LGII"), will be required, under Canadian and U.S. GAAP, to adopt "fresh start" accounting. Fresh start accounting requires that assets and liabilities be recorded at fair value, based on the values to be determined in connection with the Plan. The carrying value of assets and liabilities recorded in Reorganized LGII's financial statements after the adoption of fresh start accounting could differ materially from the amounts reported in the Company's Interim Consolidated Financial Statements at September 30, 2001. In addition, if fresh start accounting has not been applied prior to January 1, 2002, the Company expects that it will record a substantial impairment of existing goodwill due to a change in accounting principles (see
Note 11 to the Company's Interim Consolidated Financial Statements for additional information). There can be no assurance that the Company will successfully emerge from reorganization proceedings.

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

     The Company's Plan and related Disclosure Statement describe the proposed structure and business operations of Reorganized LGII, and provides a proposed schedule of creditor recoveries. In addition, the Plan treats the Subject Debt, along with certain other debt, as secured debt under the Collateral Trust Agreement, entitled to the benefits of the collateral held by the collateral trustee. The Plan contemplates that holders of various securities claiming the benefits of the collateral held under the terms of the Collateral Trust Agreement will not be treated on a pari passu basis. On August 16, the U.S. Bankruptcy Court held a hearing on the adequacy of the Disclosure Statement. The U.S. Bankruptcy Court, on September 4, 2001, approved the Disclosure Statement related to the Plan for use in the solicitation of votes to accept or reject the Plan. On September 10, 2001, the Plan and related Disclosure Statement were mailed to creditors and equity holders entitled to vote on the Plan. The U.S. Bankruptcy Court has scheduled a hearing to consider the confirmation of the Plan commencing on November 27, 2001 and, if necessary, continuing through and including November 29, 2001. Confirmation of the Plan and emergence from reorganization proceedings is subject to a number of significant conditions and requirements, including the vote of creditors and equity holders entitled to vote on the Plan to accept the Plan, certain of the statutory findings that must be made by the U.S. Bankruptcy Court and certain other conditions and requirements set forth in the Plan. The Company anticipates that certain creditors are likely to challenge the Plan.

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

     Revenue is also affected by the level of dispositions. The Company's revenue for the nine months ended September 30, 2001, has been significantly and adversely affected by the sales of a substantial number of funeral and cemetery properties and future revenue will similarly be affected. See "Dispositions" below.

     Revenue may also be affected by the negative implications associated with the reorganization proceedings.

     4. Dispositions. In December 1999, the Company identified 371 locations as probable for sale. In January 2000, the U.S. Bankruptcy Court approved the Company's proposed disposition process. During 2000, the Company sold 101 funeral homes and 33 cemeteries. During the nine months ended September 30, 2001, the Company sold an additional 95 funeral homes and 75 cemeteries. As of October 31, 2001, the Company sold a further three funeral homes and five cemeteries and had formal bids for a further 69 properties. In addition, other properties have periodically been disposed, after Bankruptcy Court approval. When properties are sold, gains or losses could be small or significant depending upon the type of property, location, cash flow and prevailing market conditions.

     5. Tax Rate. Income taxes for 2001 varies significantly from the expected statutory rate because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions, (ii) various charges associated with goodwill and the reorganization reduce book income but not taxable income, and (iii) the tax benefit otherwise associated with the Company's losses has been substantially offset by the valuation allowance. The Company expects that its effective income tax rate for 2001 will likely continue to vary significantly from the applicable statutory rates.

     Future income and losses, the disposition of certain locations, and the effects of the application of the guidance provided by SAB 101 may require the Company to record a change in the valuation allowance of certain tax assets that were taken into account in determining the net amount of the Company's liability for future income taxes recorded on its Interim Consolidated Balance Sheet at September 30, 2001. If this occurs, the resulting change in the valuation allowance, which could be significant, would generally be treated as an additional income tax expense or benefit in future periods.

     Debt discharged under Chapter 11 and the CCAA is required to be applied, for tax purposes, to reduce and in some cases eliminate tax attributes otherwise available and of value to the Company including, but not limited to, operating and capital loss carryforwards.

     6. Other. Consolidated financial results also may be affected by (i) the ability of the Company to successfully develop and implement the Plan or any plan of reorganization pursuant to reorganization proceedings that provides for achieving profitable operations and obtaining appropriate financing, among other things, (ii) the ability of the Company to retain and motivate its employees, including senior management and critical staff, (iii) the continued availability of operating cash flow and, if necessary, debtor-in-possession financing, (iv) dispositions and the related valuation of assets, (v) competition, (vi) the level of the Company's general and administrative costs, and (vii) changes in applicable governmental regulations.

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

 2.4.2     Disclosure Statement for the Third Amended Joint Plan of
           Reorganization(4)

 2.5.1 Fourth Amended Joint Plan of Reorganization of LGII, Loewen and their Debtor Subsidiaries as filed with the U.S.
           Bankruptcy Court for the District of Delaware on September
           10, 2001(5)

 2.5.2     Disclosure Statement for the Fourth Amended Joint Plan of
           Reorganization(5)

     3     CHARTER DOCUMENTS

   3.1     Certificate of Incorporation of Loewen issued by the British
           Columbia Registrar of Companies ("Registrar") on October 30,
           1985(6)

   3.2 Altered Memorandum of Loewen, filed with the Registrar on June 21, 1996(7)

   3.3 Articles of Loewen, restated, filed with the Registrar on March 1, 1988, as amended on March 30, 1988, April 21, 1988,
           May 19, 1989, May 28, 1992, May 20, 1993, June 29, 1994,
           December 21, 1995 and February 7, 1996(8)

     4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES

 4.1.1 Note Agreement, dated for reference September 1, 1993, by and between Loewen and LGII re 9.62% Senior Guaranteed
           Notes, Series D, due September 11, 2003, issued by Loewen
           ("Series D Notes"), as amended on June 10, 1994(6)

 4.1.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference September 1, 1993, among Loewen, LGII and institutions named therein, re Series D
           Notes(9)

 4.1.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party(10)

   4.2 Guaranty Agreement by LGII re Series D Notes, dated for reference April 1, 1993(6)

 4.3.1     Note Agreement by LGII and Loewen re 6.49% Senior Guaranteed
           Notes, Series E, due February 25, 2004, issued by LGII
           ("Series E Notes"), dated for reference February 1, 1994(6)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.3.2     Second Amendment, dated for reference May 15, 1996, to Note
           Agreement, dated for reference February 1, 1994, among
           Loewen, LGII and Teachers Insurance and Annuity Association
           of America, re Series E Notes(9)

 4.3.3 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.4 Guaranty Agreement by Loewen re Series E Notes, dated for reference February 1, 1994(6)

 4.5.1     Amended and Restated 1994 MEIP Credit Agreement, dated as of
           June 14, 1994, amended and restated as of May 15, 1996 (the
           "MEIP Credit Agreement"), by and between Loewen Management
           Investment Corporation, in its capacity as agent for LGII
           ("LMIC"), Loewen and the banks listed therein (the "MEIP
           Banks") and Wachovia Bank of Georgia, N.A., as agent for the MEIP Banks ("MEIP Agent")(11)

 4.5.2     First Amendment to the MEIP Credit Agreement, dated as of
           December 2, 1996(12)

 4.5.3     Second Amendment to the MEIP Credit Agreement, dated as of
           April 30, 1997(12)

 4.5.4     Third Amendment to the MEIP Credit Agreement, dated as of
           May 21, 1997(13)

 4.5.5     Fourth Amendment to the MEIP Credit Agreement, dated as of
           September 29, 1997(13)

 4.5.6 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

   4.6     Security Agreement, dated as of June 14, 1994, by and
           Between LMIC and the MEIP Agent(6)

   4.7 Guaranty dated as of June 14, 1994, by LGII in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(6)

   4.8 Guaranty dated as of June 14, 1994, by Loewen in favor of the MEIP Agent for the ratable benefit of the MEIP Banks(6)

   4.9     Exchange Acknowledgment by Loewen, with respect to the 1994
           Exchangeable Floating Rate Debentures due July 1, 2001
           issued by LGII, dated June 15, 1994(6)

  4.10 Indenture, dated as of August 15, 1994, by and between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee with respect to 9.45% Junior
           Subordinated Debentures, Series A, due 2024, issued by LGII and guaranteed by Loewen(14)

  4.11     MIPS Guarantee Agreement, dated August 15, 1994(14)

  4.12 Indenture, dated as of March 20, 1996, by and between LGII, as issuer, Loewen, as guarantor of the obligations of LGII under the Indenture, and Fleet National Bank as Trustee, with respect to Series 1 and 2 Senior Guaranteed Notes of
           LGII(8)

  4.13     Form of Senior Guarantee of LGII's Series 1 and 2 Notes
           (included in Exhibit 4.12)

  4.14     Form of Global Series 1 and 2 Exchange Notes of LGII(9)

  4.15     Form of Physical Series 1 and 2 Exchange Notes of LGII(9)

  4.16     Form of Senior Guarantee of LGII's Series 1 and 2 Exchange
           Notes (included in Exhibits 4.14 and 4.15)

4.17.1     Amended and Restated Credit Agreement, dated as of March 27,
           1998 ("BMO Credit Agreement"), among LGII, as borrower,
           Loewen, as a guarantor, the lenders named therein, as the lenders, Goldman, Sachs & Co., as the documentation agent, and Bank of Montreal, as issuer, swingline lender and administrative and syndication agent(13)

4.17.2 Summary of Terms and Conditions, dated March 30, 1999, amending certain credit agreements to which Loewen is a party (see Exhibit 4.1.3)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.18     Collateral Trust Agreement, dated as of May 15, 1996, among
           Bankers Trust Company, as trustee, Loewen, LGII and various other pledgors(9)

  4.19 Indenture, dated as of October 1, 1996, by and between LGII, Loewen and Fleet National Bank, as trustee, with respect to the Series 3 and 4 Notes(11)

  4.20     Form of Senior Guarantee of LGII's Series 3 and 4 Notes
           (included in Exhibit 4.19)

  4.21     Form of Global Series 3 and 4 Exchange Notes of LGII(15)

  4.22     Form of Physical Series 3 and 4 Exchange Notes of LGII(15)

  4.23     Form of Senior Guarantee of LGII's Series 3 and 4 Exchange
           Notes (included in Exhibits 4.21 and 4.22)

  4.24 Indenture, dated as of September 26, 1997, between Loewen, as issuer, LGII, as guarantor, and The Trust Company of Bank of Montreal, as trustee, with respect to the Series 5
           Guaranteed Notes(16)

  4.25     Form of Series 5 Guaranteed Notes of LGII(16)

  4.26     Form of Loewen Guarantee of LGII's Series 5 Notes(16)

  4.27 Indenture, dated as of September 30, 1997, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust Company, as trustee, with respect to the "PATS" Senior
           Guaranteed Notes due 2009 of LGII(16)

  4.28     Form of Global "PATS" Senior Guaranteed Notes due 2009 of
           LGII(16)

  4.29     Form of Physical "PATS" Senior Guaranteed Notes due 2009 of
           LGII(16)

  4.30     Form of Senior Guarantee of LGII's "PATS" Senior Guaranteed
           Notes due 2009(16)

  4.31 Form of Indenture by and between LGII, as issuer, Loewen, as guarantor, and Fleet National Bank, as trustee, relating to the Debt Securities that may be issued pursuant to Registration Statement No. 333-29443(17)

  4.32 Indenture dated as of May 28, 1998, between LGII, as issuer, Loewen, as guarantor, and State Street Bank and Trust
           Company, as trustee, with respect to the Series 6 and 7
           Notes(18)

  4.33     Form of Senior Guarantee of Series 6 and 7 Notes of LGII
           (included in Exhibit 4.32)

  4.34     Form of Global Series 6 and 7 Exchange Notes of LGII(19)

  4.35     Form of Physical Series 6 and 7 Exchange Notes of LGII(19)

  4.36     Form of Senior Guarantee of LGII's Series 6 and 7 Exchange
           Notes (included in Exhibits 4.34 and 4.35)

  4.37     Debtor-In-Possession Credit Agreement, dated as of May 24,
           2000 (the "New DIP Agreement"), by and among LGII, as debtor and debtor-in-possession, each of LGII's subsidiaries listed on the signature pages thereof, each as debtor and debtor-in-possession, Loewen, the Lenders named therein, as the initial Lenders, and First Union National Bank, as the L/C Issuer and as the Administrative Agent for the Lenders(20)

  4.39 Loewen and LGII hereby agree to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of long-term debt of Loewen and LGII. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of Loewen or LGII

    10     MATERIAL CONTRACTS

  10.1     Receipt Agreement, dated as of January 3, 1996, for the
           Cumulative Redeemable Convertible First Preferred Shares,
           Series C, of Loewen ("Series C Shares")(8)

  10.2 Undertaking by Raymond L. Loewen and Anne Loewen, dated as of January 3, 1996, to vote in favor of the motion to subdivide the Series C Shares(8)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.3*    Form of Indemnification Agreement with Outside Directors(21)

  10.4*    Form of Indemnification Agreement with Officers(21)

10.5.1*    The Loewen Group Inc. Corporate Incentive Plan(22)

10.5.2*    The Loewen Group Inc. Operations Incentive Plan(22)

10.5.3*    The Loewen Group Inc. Basic Employee Severance Plan(22)

10.5.4*    The Loewen Group Inc. Executive and Other Specified Employee
           Severance Plan(22)

10.5.5*    The Loewen Group Inc. Confirmation Incentive Plan(22)

10.5.6*    The Loewen Group Inc. Retention Incentive Plan(22)

10.5.7*    Form of Employment and Release Agreement for Corporate and
           Country Management(22)

10.5.8*    Form of Employment and Release Agreement for Employees Other
           Than Corporate and Country Management(22)

  10.6*    1994 Management Equity Investment Plan (the "MEIP")(21)

  10.7* Employee Stock Option Plan (International), as restated and amended as at September 17, 1998(10)

  10.8* Employee Stock Option Plan (Canada), as restated and amended as at September 17, 1998(10)

  10.9*    Form of Stay Put Bonus Plan Letters, dated February 26,
           1999(10)

 10.10*    Consulting Agreement, dated July 18, 1994, by and between
           Loewen and Charles B. Loewen, LGII, and Corporate Services
           International Inc.(6)

 10.11*    Employment Agreement, dated October 31, 1997, by and between
           Loewen and Michael G. Weedon(13)

 10.12* Indemnification Agreement, dated February 3, 1999, by and between Loewen and Robert Lundgren(10)

 10.13*    Employment Agreement dated November 1, 2000, by and between
           Loewen and John S. Lacey(23)

 10.14*    Employment Agreement dated November 1, 2000, by and between
           Loewen and Paul A. Houston(23)

    99     ADDITIONAL EXHIBITS

  99.1 Stock Purchase Agreement, dated as of June 14, 1996, by and among Prime Succession, Inc., the other individuals or entities listed on the signature pages thereof, Loewen and Blackhawk Acquisition Corp.(24)

  99.2 Put/Call Agreement, dated as of August 26, 1996, by and among Blackstone, Blackstone Offshore Capital Partners II
           L.P. ("Blackstone Offshore"), Blackstone Family Investment
           Partnership II L.P. ("Blackstone Family"), PSI Management
           Direct L.P. ("PSI"), LGII and Loewen(25)

  99.3 Stockholders' Agreement, dated as of August 26, 1996, by and among Prime Succession, Inc. (to be renamed Prime Succession
           Holdings, Inc.), Blackstone, Blackstone Offshore, Blackstone
           Family, PSI and LGII(24)

  99.4 Subscription Agreement, dated as of November 19, 1996, by and among Rose Hills Holdings Corp. ("Rose Hills"),
           Blackstone, Blackstone Rose Hills Offshore Capital Partners
           L.P. ("Blackstone Rose Hills"), Blackstone Family, Roses
           Delaware, Inc. ("RDI"), Loewen, LGII and RHI Management
           Direct, L.P. ("RHI")(26)

  99.5 Put/Call Agreement, dated as of November 19, 1996, by and among Blackstone, Blackstone Offshore, Blackstone Family,
           Blackstone Rose Hills, LGII, RDI, Loewen and RHI(26)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  99.6     Stockholders' Agreement, dated as of November 19, 1996, by and among Rose Hills, Blackstone, Blackstone Rose Hills,
           Blackstone Family, RDI, LGII and RHI(26)

  99.7     Form of Letter of Transmittal(27)

  99.8     Form of Notice of Guaranteed Delivery(27)

---------------

*     Compensatory plan or management contract

(1) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 14, 2000, filed November 14, 2000 (File No. 1-12163)

(2) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated February 16, 2001, filed February 16, 2001 (File No. 1-12163)

(3) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated May 18, 2001, filed May 18, 2001 (File No. 1-12163)

(4) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated June 29, 2001, filed June 29, 2001 (File No. 1-12163)

(5) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated September 10, 2001, filed September 10, 2001 (File No. 1-12163)

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

(10) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1998, filed on April 14, 1999 (File No. 1-12163)

(11) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996 (File No. 1-12163)

(12) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 13, 1997 (File No. 1-12163)

(13) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 1-12163)

(14) Incorporated by reference from the combined Registration Statement on Form F-9/F-3 filed by LGII and Loewen on July 1, 1994, as amended (File Nos. 33-81032 and 33-81034)

(15) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on November 18, 1996, as amended (File Nos. 333-16319 and 333-16319-01)

(16) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 (File No. 1-12163)

(17) Incorporated by reference from the Registration Statement on Form S-3 filed by Loewen and LGII on March 21, 1997, as amended (File Nos. 333-23747 and 333-23747-01)

(18) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed on August 13, 1998 (File No. 1-12163)

(19) Incorporated by reference from the Registration Statement on Form S-4 filed by LGII and Loewen on August 26, 1998, as amended (File No. 333-62239-01)

(20) Incorporated by reference from Loewen's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000 (File No. 1-12163)

(21) Incorporated by reference from Loewen's Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 10, 1996, as amended

(22) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 16, 2000 (File No. 1-12163)

(23) Incorporated by reference from Loewen's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 22, 2001 (File No. 1-12163)

(24) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated August 26, 1996, filed October 11, 1996, as amended October 29, 1996 (File No. 1-12163)

(25) Incorporated by reference from Loewen's Periodic Report on Form 8-K/A No. 1, dated August 26, 1996, filed October 29, 1996 (File No. 1-12163)

(26) Incorporated by reference from Loewen's Periodic Report on Form 8-K, dated November 19, 1996, filed December 27, 1996 (File No. 1-12163)

(27) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4/A filed by LGII and Loewen on September 21, 1998 (File No. 333-62239-01)

  (b) REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed by the Company during the third quarter of fiscal 2001:

FILING DATE                       ITEM NUMBER            DESCRIPTION
-----------                       -----------            -----------
September 10, 2001 (dated
  September 10, 2001)             Item 5. Other Events   Press release announcing the filing of a
                                                         Fourth Amended Joint Plan of Reorganization
                                                         and related Disclosure Statement for the
                                                         Company and numerous subsidiaries with the
                                                         U.S. Bankruptcy Court for the District of
                                                         Delaware

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE LOEWEN GROUP INC.

Dated: November 9, 2001                             /s/ KENNETH A. SLOAN
                                                    ---------------------------------------------------
                                                    Kenneth A. Sloan
                                                    Senior Vice President, Chief Financial Officer
                                                    (Principal Financial Officer)

Dated: November 9, 2001                             /s/ DWIGHT K. HAWES
                                                    ---------------------------------------------------
                                                    Dwight K. Hawes
                                                    Senior Vice President, Corporate Controller
                                                    (Principal Accounting Officer)